Form 10-K405
period 1999-12-31
ECOLLEGE COM
filed 2000-03-30
CIK 1085653

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For fiscal year ended December 31, 1999
                      ----------------------------------------------------------

                                      or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _____________________ to ________________________

Commission file number 000-28393
                       ---------------------------------------------------------

                                 eCollege.com
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Delaware                                      84-1351729
-----------------------------------   ------------------------------------------
  State or other jurisdiction of                       (I.R.S. Employer
  incorporation or organization                       Identification No.)

10200 A East Girard Avenue, Denver, Colorado                         80231
--------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code   (303) 873-7400
                                                   -----------------------------

Securities registered pursuant to Section 12(b) of the Act:  None.

       Securities to be registered pursuant to Section 12(g) of the Act:

                                 Common Stock
--------------------------------------------------------------------------------
                               (Title of Class)


  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

  Indicated by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 29, 2000 was approximately $72,618,032.

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of February 29, 2000 15,244,703 shares of our common stock were outstanding.


                      DOCUMENTS INCORPORATED BY REFERENCE


                                     None

                                   FORM 10-K
                     For the Year Ended December 31, 1999

                               TABLE OF CONTENTS


                                                                          Page
                                                                          ----


PART I

ITEM 1:  Business......................................................    2
ITEM 2:  Properties....................................................    9
ITEM 3:  Legal Proceedings.............................................    9
ITEM 4:  Submission of Matters to a Vote of Security Holders...........    9

PART II

ITEM 5:  Market For Registrant's Common Equity and Related
               Stockholder Matters.....................................   10
ITEM 6:  Selected Consolidated Financial Data..........................   10
ITEM 7:  Management's Discussion and Analysis of Financial Condition
               and Results of Operations...............................   12
ITEM 7A: Quantitative and Qualitative Disclosures About Market Risk....   20
ITEM 8:  Financial Statements and Supplemental Data....................   20
ITEM 9:  Changes In and Disagreements With Accounts on Accounting
               and Financial Disclosures...............................   21

PART III

ITEM 10: Directors and Executive Officers of the Registrant............   21
ITEM 11: Executive Compensation........................................   24
ITEM 12: Security Ownership of Certain Beneficial Owners and
               Management..............................................   27
ITEM 13: Certain Relationships and Related Party Transactions..........   28

PART IV

ITEM 14: Exhibits, Financial Statement Schedules and Reports on
               Form 8-K................................................   55

Signatures.............................................................   53

--------------------------------------------------------------------------------

                                    PART I

ITEM 1:  Business

  This Annual Report on Form 10-K contains forward-looking statements based on our current expectations about our company and our industry. You can identify these forward-looking statements when you see us using words such as "expect," "anticipate," "estimate" and other similar expressions. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of the factors described in the "Risk Factors" section of Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report. We undertake no obligation to publicly update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

The Company

  eCollege.com, formerly Real Education, Inc. (or the "Company") is a leading provider of technology and services that enable universities to offer an online environment for distance and on-campus learning and enable corporations to offer an online environment for training. Our software and services allow universities and corporations to outsource the creation, launch, management and support of an online education or training platform. Through our technology, we develop and deploy online campuses, courses, and course supplements. We offer support services to assist in the development of online programs including online course and campus design, development, management and hosting, as well as ongoing administration, faculty, instructor and student support. We can create and deliver a complete online campus, including training of faculty, instructors and administrators, typically in 60 business days.

     Our technology enables our customers to reach a large number of additional students who wish to take online courses at convenient times and locations. Our customers can also use our technology to supplement their on-campus courses with an online learning environment, including conferencing and communication tools.

     Our objectives are to be the leading provider of technology to be used in education, and for our services to be the highest standard in the industry. Our strategy to achieve these objectives includes providing the leading eteaching platform for teaching and learning for on-campus use, distance education and corporate training; providing key front-office transactions between educators and their students; and helping institutions create life-long learning communities.

     The Company is also developing technology that will allow eCollege.com and its customers to produce online advertising and generate ecommerce revenue from the online communities of the customers using the eCollege campus product. The new version of the eCollege campus product (CampusPortal 4.0/sm/) will have options including courses and course supplements, community or corporate information, faculty/instructor development, customized personal homepages, and administrative student or employee services as well as advertising and ecommerce, as approved by our customers.

Our Solution

  Our products are designed to be flexible to meet the online learning needs of colleges, universities and corporations and their students and employees. Our suite of products enables colleges, universities and corporations to either completely outsource the development of their online campus and courses or to select those products that meet their needs.

  The eCollege.com online learning platform has the following key elements:

--------------------------------------------------------------------------------

  Products and Services. We provide a suite of software consisting of online
  ---------------------
campuses, courses, and course supplements; in addition we provide services supporting our software. Our support services consist of design, development, management, and hosting of online campuses and courses, as well as ongoing administration, faculty and student support. We can create an online campus which replicates key services of a physical campus, including admissions, registration, bookstore, library, academic advising, career counseling, student union, bursar's office and financial aid services. We can also work with faculty to convert courses for online delivery or provide online supplements for on-campus courses. We host the online campuses, courses and course supplements on our reliable infrastructure.

  Rapid, Cost-Effective Development of Online Campuses and Courses. We can
  ----------------------------------------------------------------
create and deliver a complete online campus, including faculty professional development support and product orientation for faculty and administration, typically in 60 business days. Our flexible pricing structure allows our customers to purchase products and services that meet their needs. We believe most colleges, universities and corporations would incur substantially greater costs to develop comparable technology and services internally.

  Easy Online Course Development. We typically work with faculty members and
  ------------------------------
staff to convert courses into presentations designed for delivery over the Internet using an array of course design tools and support services. We believe our automated authoring tools are user-friendly, enabling faculty with little or no programming experience to develop and update high quality courses through a standard Web browser.

  Easy to Use Online Learning Environment. We believe our online campuses and
  ---------------------------------------
courses are easy for students and faculty to use. The online course learning environment includes tools allowing for quality interaction and group collaboration. Our other services, such as faculty, student and staff support, allow colleges, universities and corporations to provide a well-supported online learning environment. Using a standard Web browser, students and faculty access the online campus and courses, which include easily navigable screens and rich multimedia content.

  Standard, Scalable Technology. We integrate industry standard, open technology
  -----------------------------
to provide a scalable and reliable delivery system. We have made significant investments in our infrastructure and technical support to ensure the reliability and scalability of our solution. We utilize multiple or "redundant" high bandwidth sources for Internet connections. As a result, we are capable of achieving nearly 100% uptime.

  The eCollege System/sm/ is made up of the following integrated and scalable components:

  . eCollege CampusPortal/sm/, for institutions or corporations seeking to provide an online site with a complete campus environment made available to all members of the college, university or corporate community;

  . eCollege Campus/sm/ and eCollege Campus Gateway/sm/, for educational institutions or corporations seeking to create an online campus;

  . eCollege eTeaching Solutions/sm/, comprised of three versions of a course delivery and course authoring system for delivering academic or corporate training content online, available through a college, university or corporation's specific eCollege Campus or through the eCollege.com Website; and

  . eCollege Administrative Reports/sm/, a component of eCollege Campus that allows administrators and instructors to monitor and control their online program and student enrollment.

     We recently announced the forthcoming availability of our new online campus product, CampusPortal. CampusPortal is the Company's enterprise-wide solution providing online campus services, online courses and course supplements, and online community access. Through CampusPortal, eCollege.com provides customers a customized, campus-wide portal as an initial entry point for every member of an educational institution's community, including students, faculty, staff,

--------------------------------------------------------------------------------
administration and alumni. In addition to an online campus, courses and course supplements, CampusPortal provides colleges, universities and corporations with a web-based front-end to, and integration with existing back-office systems for applications, registrations, calendars, evaluations, personal homepages, bookstore and library, administrative student services, fee collections, academic advising, career counseling, financial aid, as well as departmental calendars, events, and college and university clubs and associations. CampusPortal includes advertising and ecommerce options, and has an authoring system similar to the eCollege Authoring System allowing administrators to build, modify and maintain their online campus and courses. The Company plans to release CampusPortal in June of 2000.

     eCollege Campus and eCollege Campus Gateway are products for educational institutions and corporations seeking to create an online campus offering online courses and training. eCollege Campus includes college or university specific logos, colors, fonts and student services. The eCollege Campus is an initial entry point for all student, faculty and administrative services, including class drop/add functions, account balance information, online bookstores, online admissions, course catalogs, registration and online tutorial, as well as the personal student homepages listing each course in which a student is currently enrolled. This is the entry point to access the password protected eCollege eCourse/sm/ or eCollege eCompanion/sm/, which contain the online courses and course material. eCollege Campus is designed to be easy to use and to reflect our customers' distinctive character and unique preferences. eCollege Campus Gateway is a feature limited version of eCollege Campus.

  eCollege Administrative Reports/sm/. The eCollege Administrative Reports, one
  ----------------------
component of eCollege Campus, capture and display student information for college and university officials and administrators and corporate instructors. College and university administrators and corporate instructors can sort information by class code, student name, city or state or the student's Internet provider. The eCollege Administrative Reports maintain faculty and student evaluations and offer the ability to broadcast email messages to any group, based on enrollment classifications, demographics or other characteristics.

  eCollege eCourse/sm/. eCollege eCourse is a course development product used
  ----------------
for the delivery and management of online courses over the Internet. eCollege eCourse includes everything necessary for course management, outlining assignments, conducting lectures, testing, grading and interacting with students. eCollege eCourse presents course material online with features that enable faculty and instructors to track and manage student progression through a course. eCollege eCourse also emphasizes student-to-faculty/instructor and student-to-student communication. Substantially all online courses begin with an introduction to the course and incorporate an audio or video presentation. The audio and video presentations use streaming technology, a new industry standard for delivering audio or video files through the Internet immediately as the files are downloaded through the Internet, to introduce the faculty member or instructor. Within the eCollege eCourse, faculty members and instructors using a wide variety of online teaching tools can create, administer and score a variety of types of exams. Faculty members and instructors are also able to incorporate multimedia capabilities to enhance presentations.

  eCollege eCompanion/sm/. eCollege eCompanion offers customers a choice of
  -------------------
all of the functions of eCollege eCourse, and provides professors and instuctors with the tools necessary to create an interactive online component to supplement traditional on-campus courses. Designed for the professor and instructor who want to enhance classroom learning with Internet capabilities, eCollege eCompanion allows the professors and instructors to make lectures available online, conduct online practice tests, guide students to Internet resources, share documents and continue class discussion outside of the classroom.

  eCollege eToolKit/sm/. eCollege eToolKit is a set of online tools created for
  -----------------
professors interested in using the Internet to administer classes more easily and to open channels of communication with students. Through any Web browser, a professor can update the course syllabus, build an online calendar, chat with students in real-time and post grades. eCollege eToolKit provides professors with the ability to automate course administration and concentrate on teaching

--------------------------------------------------------------------------------
their courses. We provide eCollege eToolKit to professors free of charge through the eCollege.com Website and for a small fee through the college or university online campus. By providing a product with a limited functionality for free through our Website, our strategy is to increase awareness and usage of the eCollege System, thereby increasing the likelihood of selling our other products.

Services And Support

  We offer a suite of fee-based services that include implementation and training, course development, instructional design, maintenance and support. We believe that our service offering is a key competitive advantage and will be an important factor in achieving market acceptance and maintaining long-term relationships with colleges, universities and corporate training departments.

  Implementation.  Our service representatives are responsible for
  --------------
implementation and management of our customer contracts and for overseeing all services provided to our customers. Account service representatives facilitate the efficient development, implementation and growth of the online campus and other eCollege.com products. They frequently consult with college and university administrators and corporate instructors and serve as a point of contact for all services. The account service representatives gather information regarding the distinctive character and preferences of each college, university or corporation and serve as a liaison to our design and technology teams. After the online campus is built or the eCollege.com eTeaching Solutions are adopted, the account service representatives assist the customer with ongoing maintenance issues and manage all aspects of our relationship with our customers. In addition to a base salary, these representatives earn a bonus based on customer revenue.

  Instructional Design. Our instructional design consultants offer faculty and
  --------------------
instructors professional development sessions focused on online teaching, provide written and multimedia resources and work individually with faculty and instructors to help them present their material in an attractive online format. In addition, they consult with faculty and instructors and our research and technology teams to generate ideas for improving our course delivery system.

  Course Development. Our course developers help faculty and instructors build
  ------------------
their online courses. Course developers use our proprietary Authoring System to input content and build an online course to the requested specifications. We offer a studio for faculty and instructors to record lectures and our course developers work with our audio and video group to create multimedia content for online courses. Faculty and instructors can also send audio and video clips to us and we will insert the media into online courses.

  Maintenance and Support.  For an annual support fee, a college, university or
  -----------------------
corporation may receive upgrades, system maintenance and content updates for its online campus or courses. In addition, our help desk provides technical support to students, and faculty and instructors using the eCollege System. The help desk is available through email and telephone 24 hours a day, seven days a week.

Customers

  We first began delivering courses in 1996 to the University of Colorado. As of December 31, 1999, the Company has entered into agreements with 147 customers. Our customers include: University of Colorado, the State Board for Community Colleges & Occupational Education System, Keller Graduate School of Management, Connecticut

--------------------------------------------------------------------------------

State University System, California State University-Hayward, University of South Alabama, Eastern Michigan University, Johns Hopkins University, University of Massachusetts, National University and Seton Hall University. In addition, we have contracts with several providers of continuing education and corporate training, including DeVry/Becker Educational Development Corp., Becker CPA Review, Inc., National Association of Realtors and Palmer Chiropractic University Foundation d/b/a Palmer Institute for Professional Advancement.

  Our objective is to continue to expand our presence within the college and university market, and to further develop our presence within the continuing education and corporate training markets. The key elements of our growth strategy are to:

  Add Additional Colleges, Universities and Corporations. Using a focused
  ------------------------------------------------------
regional approach, we are actively targeting more than 3,800 colleges and universities. We are also increasing our marketing efforts, including increased print and online media advertising and greater participation in trade shows and executive speaking engagements. We focus on corporate training companies that have business models similar to colleges and universities. In addition, we are working with college and university customers to deploy their corporate training course content directly to corporations.

  Increase Course Offerings and Enrollments with Existing Customers. In order to
  -----------------------------------------------------------------
increase course offerings and student enrollments, we recently implemented a Grant Program designed to assist new and existing customers in increasing the number of online courses they offer using our technology and services and the number of students pursuing online degrees. We awarded approximately 70 grants totaling approximately $7,400,000 to 58 new and existing customers. Our grant customers have committed to placing over 1,300 courses online over the next year.

  The grants are being used by our customers to increase marketing of our customers' online courses, to increase the online teaching skills of our customers' educators, as well as to fund the purchase of computer equipment to allow our customers to facilitate online education. We believe these grants represent an investment, which will be recovered from fees collected as courses are developed, and as students enroll in the courses developed under the Grant Program.

  Further Develop Relationships with Existing Customers. We seek to build long-
  -----------------------------------------------------
term relationships with colleges and universities and their faculties so that the online campus becomes an important extension of the college or university. We believe this will be a key factor in our ability to serve additional departments within the college or university.

  Unbundle and Expand Product Offerings for New and Existing Customers.
  --------------------------------------------------------------------
Historically we marketed and sold our online campus bundled with a minimum number of courses, as well as maintenance and support. We recently unbundled these offerings in order to provide our potential customers with greater flexibility in meeting their individual needs. Customers can also purchase implementation services and training on an as-needed basis. We believe this sales approach will expand the number of prospects that will be interested in purchasing our product and services.

  Introduce New Products to Expand Our Target Online Education Market.  We
  -------------------------------------------------------------------
recently introduced several new products to expand our targeted online education market. These new products include eToolKit, a basic version of our online course development software, which allows web-based communication between faculty and students, and encourages professors to begin using our technology and services; eCompanion, a course development product specifically designed to enable instructors to supplement their existing on-campus courses by providing class information including lectures and notes over the Internet; and CampusPortal, a customized campus-wide portal allowing for the online integration of substantially all functions of colleges and universities or corporations. We believe these new offerings will enable us to further penetrate our existing customer base, as well as expand our offerings to new customers.

--------------------------------------------------------------------------------

Sales And Marketing

  Sales. We target colleges and universities in the United States and Canada. We
  -----
have a sales force of 41 individuals, most with a background in education and/or technology. We compensate our sales personnel with a combination of a salary and commissions. Our sales force covers 20 regions throughout the entire continental United States and Canada. We divide the United States and Canada into three geographic areas, each managed by a regional vice president who is responsible for approximately 7 smaller regions. These regions are covered by account managers who are located within the territories they serve. Their assignments and objectives include:

  . working with our marketing department team to develop awareness of our services in each manager's region;

  . developing the initial business relationship with the roughly 100 targeted colleges and universities in their region; and

  . broadening the business relationship by working with additional departments in a given college or university.

  The sales process is based on leads generated by the account managers, inquiries to the eCollege.com Website and through attendance at conferences or trade shows. After a lead is generated, the account manager qualifies each prospect. We typically give each prospect access to a demonstration course and make an appointment for a presentation. Each presentation includes an online or CD-ROM demonstration of our system. After consultations with prospects, our sales personnel attempt to provide customized proposals meeting the needs of each prospect, including volume discounts, if appropriate. Subsequent presentations may be scheduled with faculty and other interested parties. Once a contract is signed, we begin development of the online campus, courses or course supplements.

  Marketing. We market our technology and services through a combination of
  ---------
print and online media advertising, trade shows and direct marketing to promote our services to colleges, universities and corporations. Our Website has been designed as our primary marketing communications tool, incorporating a demonstration of the eCollege System, information on industry trends, market research, webcasts from industry experts, and other important events in online learning. We also advertise in industry periodicals such as The Chronicle of Higher Education to address key decision-makers in our target market, generally senior administrators, faculty and IT administrators. We continue to strengthen our brand identity by participating in trade shows, conferences and executive speaking engagements. Finally, we hold online learning symposiums to build market awareness and identify qualified prospects.

  In order to increase student enrollment in our clients' online courses, we market their online courses to students through our Website, which highlights the benefits of online learning and provides students with information on online higher education alternatives. We intend to continue to develop our Website for students as an important source for their online learning needs. We also market to faculty through an area within the eCollege.com Website focused on faculty issues relating to online learning.

Technology

  Our technology strategy is to employ the best available software on stable and scalable platforms. All of our software products, such as the eCollege System, eCollege Campus, eTeaching Solutions and eCollege Administrative Reports, contain our proprietary software, which we have created using a combination of our custom software and widely-available software products we license from third parties. To create the custom components of our software, we employ Microsoft's commonly used Internet programming technologies. We rely on patents, copyrights, trademarks, trade secret laws, and employee and third-party non-disclosure agreements to protect our proprietary software.

  Because our business depends on our ability to host web-based software applications for our customers, one of our primary technical goals is to provide a highly reliable, fault tolerant system. To do so, we have made substantial investments in systems monitoring, fault handling, technology

--------------------------------------------------------------------------------
redundancy and other system uptime enhancements. For example, we continuously monitor our customers' Websites and our own core systems. All of our primary servers contain fault-tolerant disk storage technology, backup network cards and power supplies which eliminate the possibility of a single point of failure in our servers and decrease their downtime. Our database servers contain the latest clustering technology that uses a combination of scaleable hardware and Microsoft software technologies. Finally, we maintain sophisticated "firewall" technology to prevent access by unauthorized users and to minimize known vulnerabilities to system security.

  Our products are delivered to our customers from a network of centralized
Web servers. Our Web servers are located in two commercial data centers, commonly known as Web "server farms," which house our servers and provide us with scalable, high bandwidth Internet connections. Our primary facility is co-located at Level 3 Communications, Inc. and our back-up facility is located at eCollege.com's headquarters. Having multiple data centers allows us to use "load balancing" to spread Internet traffic among various locations, thereby protecting our customers from experiencing Internet outages in any geographic region.

Competition

  The online learning market is quickly evolving and is subject to rapid technological change. The market is highly fragmented with no single competitor accounting for a dominant market share. We believe that the principal competitive factors in our market include:

  . the ability to provide quality online learning meeting the needs of colleges, universities and corporations, as well as students;

  . adaptability, scalability and ability to integrate other technology-based products;

  .  the ability to offer a nationally hosted solution;

  .  reliability with up-time being the significant measure of performance;

  .  quality of implementation and support teams;

  .  company reputation; and

  .  pricing.

  Our competitors vary in size and in the scope and breadth of the products and services they offer. Competition is most intense from colleges', universities' and corporations' internal information technology departments. Some colleges and universities construct online learning systems utilizing in-house personnel and creating their own software or purchasing software components from a vendor. We also face significant competition from a variety of companies including:

  . software companies with specific products for the college and university market;

   . software companies with specific products for the corporate training market;

  .  systems integrators; and

  .  hardware vendors.

  Other competitors in this market include a wide range of education and training providers. These companies use video, cable, correspondence, CD-ROM, computer-based training, and online training.

--------------------------------------------------------------------------------

  Some of our current and potential competitors have longer operating histories, larger customer bases, greater brand recognition and greater financial, marketing and other resources than we do and may enter into strategic or commercial relationships with larger, more established and well-financed companies. Certain competitors may be able to secure alliances with customers and affiliates on more favorable terms, devote greater resources to marketing and promotional campaigns and devote substantially more resources to systems development than we can. In addition, new technologies and the expansion of existing technologies may increase the competitive pressures we face. Increased competition may result in reduced operating margins, as well as loss of market share and brand recognition.

Retaining Key Employees

     Our success depends on our ability to attract, motivate and retain highly-skilled managerial, sales and marketing, customer service and support and technology development personnel. Competition for such personnel in our industry is intense. We may not be able to retain our key employees or attract, motivate and retain additional key employees in the future. Our failure to retain these key employees would have a material adverse effect on our business and financial results.

Seasonality

     Due to seasonality inherent in the academic calendar which typically consists of three academic terms, as well as our customers' plans for online campus and course development, we experience fluctuations in our sequential quarterly results. We typically have lower revenue in the summer academic term which spans the second and third calendar quarters. Our operating expenses are relatively fixed in nature and seasonal fluctuations in revenue will result in seasonal fluctuation in our operating results. As a result, sequential quarter-to-quarter financial results are not directly comparable.

Employees

  As of March 15, 2000 we employed 304 people; 65 employees engaged in sales and marketing; 43 employees engaged in product development; 143 employees engaged in customer service; and 53 employees engaged in general administrative and management. None of our employees are subject to any collective bargaining agreements, and we consider our relations with our employees to be good.

ITEM 2.  Properties

  Our corporate headquarters are located in Denver, Colorado. The headquarters facility encompasses approximately 69,000 square feet and is leased under two separate leases which expire on June 30, 2002 and April 30, 2003, respectively. We believe our existing facilities are adequate for current requirements and that additional space can be obtained on commercially reasonable terms to meet future requirements. We anticipate adding additional office space as our employee numbers increase.

ITEM 3.  Legal Proceedings

  The Company is not currently involved in any material legal proceedings.

ITEM 4.  Submission of Matters to a Vote of Security Holders

     During the fourth quarter of 1999, the following matters were submitted for a vote by Company's Shareholders:

     On October 6, 1999, the Company's Shareholders approved a corporate name change from eCollege.com, Inc. to eCollege.com, pursuant to written consent by the majority of Shareholders.

--------------------------------------------------------------------------------

     On November 30, 1999, the Company's Shareholders approved an amendment to the Company's Amended and Restated Certificate of Incorporation in order to effect a 2-for-3 reverse stock split of the outstanding shares of the Company, pursuant to written consent by the majority of Shareholders.


                                    PART II

ITEM 5.  Market For Company's Common Equity and Related Stockholder Matters

     eCollege.com's Common Stock is traded on the NASDAQ Stock Market under the symbol "ECLG" since December 15, 1999. The following table sets forth the high and low sales prices of the Company's Common Stock for the periods indicated and are as reported on the NASDAQ Stock Market.

                                                 High        Low
                                                 ----        ---
Year ended December 31, 1999

     4/th/ Quarter (from December 15, 1999)     $17.50     $10.75

     The Closing Price on December 31, 1999 was $10.94.

     As of February 29, 2000, there were approximately 106 stockholders of record of our common stock, although the Company believes that there is a significantly larger number of beneficial owners of its common stock.

     The Company has never paid cash dividends on its stock, and is currently precluded from doing so under its borrowing agreements. The Company currently intends to retain all future earning for use in the operation of its business. Accordingly, the Company does not anticipate paying cash dividends on its Common Stock in the foreseeable future. The payment of any future dividends will depend upon, among other things, the terms of its borrowing agreements, future earnings, operations, capital requirements, the general financial condition of the Company, contractual restrictions and general business conditions.

Changes in Securities and Use of Proceeds

     On December 15, 1999, the Company consummated its initial public offering (the "Offering") of its common stock, par value $.01 per share (the "Common Stock"). The registration statement relating to the Offering (File No. 333-78365) was declared effective on December 14, 1999. Banc of America Securities LLC, William Blair & Company, and Prudential Volpe Technology were the managing underwriters of the Offering. The Offering terminated on January 13, 2000 upon the sale of 500,000 shares of the underwriters' overallotment option. The Company registered and sold a total, including the underwriter's overallotment, of 5,500,000 shares with an aggregate registered price of $60,500,000.

     The Company incurred underwriting discounts and commissions of $4,235,000 with respect to the Offering during the period December 15, 1999 through January 13, 2000, none of which were direct or indirect payments to directors, officers, general partners of the Company or their associates or to persons owning 10% or more of any class of equity securities of the Company or to affiliates of the Company.

     The net offering proceeds to the Company $56,265,000, of which $5,115,000 relates to the exercise of 500,000 shares of the underwriters' over-allotment option on January 13, 2000. The Company used a portion of the proceeds to repay $2,050,000 in bank debt. At the time of the initial public offering, 4,150,402 shares of the Company's Series A, B, and C Preferred Stock were converted to $4,150,402 shares of Common Stock. The Company expects to use its remaining net proceeds to fund capital expenditures and to support sales and marketing activities, product development activities and other expenses associated with our growth.

ITEM 6.  Selected Financial Data

  The following table sets forth our summary financial data. You should read

--------------------------------------------------------------------------------
this information together with the financial statements and the notes to those statements beginning on page F-1 of this Annual Report and the information under "Selected Financial Data" and "Management's Discussion and Analysis of
Financial Condition and Results of Operations." Please see Note 2 in the notes to financial statements for the method of computing pro forma basic and diluted net loss from continuing operations per share.

                                                                                               Period from
                                                          Years Ended December 31,            July 26, 1996
                                                      ----------------------------------   (inception through)
                                                         1999         1998        1997      December 31, 1996
                                                      ----------    --------    -------     -----------------
                                                          (In thousands, except share and per share data)
Statement of Operations
 Data:
Revenue:
 Campus and course development fees.................  $    2,351   $    1,086  $      628      $          --
 Student fees.......................................       2,300          579         400                 22
                                                      ----------   ----------  ----------      -------------
 Total revenue......................................       4,651        1,665       1,028                 22
Cost of revenue.....................................      10,381        2,065         528                110
                                                      ----------   ----------  ----------      -------------
 Gross profit (loss)................................      (5,730)        (400)        500                (88)
Operating expenses:
 Selling and marketing..............................       7,243        3,394         106                 25
 General and administrative.........................       5,930        2,509         768                249
 Product development................................       2,256        1,099         212                 60
                                                      ----------   ----------  ----------      -------------
 Total operating expenses...........................      15,429        7,002       1,086                334
                                                      ----------   ----------  ----------      -------------
Net loss from operations............................     (21,159)      (7,402)       (586)              (422)
Other income (expense), net.........................         351          112         (29)                18
                                                      ----------   ----------  ----------      -------------
Net loss from continuing operations.................  $  (20,808)  $   (7,290) $     (615)     $        (404)
                                                      ==========   ==========  ==========      =============
Net loss from continuing operations applicable to
 common stockholders................................  $  (23,225)  $   (7,993) $     (674)     $        (404)
                                                      ==========   ==========  ==========      =============
Basic and diluted net loss from continuing to
 operations per common share........................  $    (4.12)  $    (1.58) $    (0.16)     $          --
                                                      ==========   ==========  ==========      =============
Weighted average common shares outstanding--basic
 and diluted........................................   5,639,563    5,074,697   4,107,964                 --
                                                      ==========   ==========  ==========      =============
Pro forma net loss from continuing operations per
 common share--basic and diluted (unaudited)........  $    (2.17)
                                                      ==========
Pro forma weighted average common shares out-
 standing--pro forma basic and diluted (unau-
 dited).............................................   9,582,920

--------------------------------------------------------------------------------

  The following table is a summary of our balance sheet data:

                                                December 31,
                                               1999      1998
                                               ----      ----
                                               (In thousands)
Balance Sheet Data:
Cash and cash equivalents.................   $ 46,308   $11,661
Working capital............................    39,531     9,577
Total assets...............................    53,767    13,660
Total liabilities..........................     9,755     2,549
Convertible A, B, & C Series Preferred.....        --    19,650
Total stockholders' equity (deficit).......    44,012    (8,539)

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

  You should read the following discussion and analysis in conjunction with "Selected Financial Data" and the financial statements and notes attached to those statements included elsewhere in this Annual Report. This discussion contains certain forward-looking statements that involve risks and uncertainties.

Overview

  eCollege.com is a leading provider of technology and services that enable colleges, universities and corporate training departments to offer an online environment for distance and on-campus learning. Our technology enables our customers to reach a large number of additional students who wish to take online courses at convenient times and locations. Our customers can also use our technology to supplement their on-campus courses with an online learning environment.

  We were founded and began delivering our services to the University of Colorado in 1996. In 1997, we grew our customer base and revenue while developing our technology to support substantial growth. In mid-1998, we significantly increased our selling and marketing efforts, and, as of December 31, 1999, had 147 contracts covering 189 individual campuses. Since our inception our customers have purchased or ordered more than 2,876 online course slots along with course building services. For the Fall 1999 academic term, we had 85 customers offering online courses to students. Our customers had
approximately 14,000 student enrollments in online courses provided by us.   We
have invested, and continue to invest, in expanding our service capabilities by expanding our infrastructure and increasing human resources personnel. Our expenditures have exceeded our revenues since our inception, and our losses have increased as a result of our accelerated growth. We currently intend to continue to increase our operating expenses to support anticipated growth, to fund increased sales and marketing, and to enhance existing technology.

Revenue

  We primarily generate revenue from three sources:

  .  an initial development and design services fee to build an online campus;

  .  development and design services fees to build online courses; and

  .  enrollment fees for each student in an online course.

  Historically, we offered an online campus bundled with a minimum number of courses, as well as maintenance and support. In September 1999, we made the strategic decision to unbundle our product and service offerings. We believe that our unbundled services will attract a greater number of prospective customers by allowing them to customize our offering to meet their needs. Accordingly, while we continue to offer our online campus product either alone or bundled with online courses, we have recently begun to generate revenues

--------------------------------------------------------------------------------
from additional sources.  The additional sources include:

     . maintenance fees to manage the online campus during the term of the agreement;

     . service fees, including online campus implementation, faculty training and support and technical consulting services; and

     . fees for products that supplement traditional classroom courses
       (eCompanion and eToolkit).

     In 1999, revenue from these additional sources was insignificant.

  Two new products were introduced in 1999 including eToolkit, a basic version of our online course development software, which allows web-based communication between faculty and students, and encourages professors to begin using our technology and services; and eCompanion, a course development product specifically designed to enable instructors to supplement their existing on-campus courses by providing class information including lectures and notes over the Internet. Due to the nature and requirements of these products, especially eCompanion, the Company expects to service a higher volume of students. We intend to use these products as a marketing tool and do not anticipate a significant amount of revenue derived from these products in the coming year. Our CampusPortal product is scheduled for release in June of 2000.

  We typically enter into contracts with colleges, universities and corporations to provide our online learning products and services. The average term lengths for the contracts is three to five years. Each contract is based on our standard form, customized for each college, university, or corporation and specifies the products and services we will provide. These contracts specify the online campus purchased, the initial number of online courses purchased as well as the price for additional online courses and services. We recognize our development fees on a percent complete basis as the online campus and course development and design services are performed. Our use of this method requires management to estimate the degree of completion of each contract. To the extent the original estimate proves to be inaccurate, the revenues and gross profit or loss reported for the periods during which work on the contract is ongoing may not accurately reflect the final results of the contract. Any anticipated losses on contracts are charged to earnings when identified.

     We charge our customers a per student fee for each student enrolled in an online course or on-campus class using online course supplements. Such fees are recognized ratably over the duration of the course.

  Our business model is based upon a number of factors, including increasing the acceptance of online learning among colleges, universities, and corporations, adding new customers, developing additional courses for our existing customers, increasing student enrollment in online courses, and selling new products and services to our clients. From our inception through December 31, 1999, the majority of our revenue has been generated by development and design services fees for building campuses and courses, and, to a lesser extent, student fees. We expect that the development revenue stream will continue to grow, but that the student fees will become a larger percentage of total revenue as the number of online courses offered by our customers and the numbers of students in those courses continue to increase. As our incremental cost to service additional student enrollment declines as student enrollment increases, we will be able to offer discounts to our customers who guarantee higher student volumes. Additionally, our supplemental online teaching solutions are generally priced lower than our full-course solutions. As our pricing and product mix change, we anticipate that student enrollment will increase and the average student fee may decline.

  In October 1998, we were awarded a grant of approximately $1.900,000 by the National Institute of Standards and Technology, or NIST, a department of the U.S. Department of Commerce. We are entitled to receive payments under the grant as we perform research related to automated course content creation and organization, and tutoring delivery systems. Maximum payments under the NIST grant are $713,000 in 1999, $583,000 in 2000 and $583,000 in 2001. As of

--------------------------------------------------------------------------------

December 31, 1999, we had received aggregate payments of $159,170 from the NIST grant. Pursuant to the terms of the NIST grant, work must be performed at a prescribed format and pace. We believe we will be able to perform under the terms of the NIST grant, however, there is no assurance we will continue to receive payments under the NIST grant or that we will receive the maximum payments under the NIST grant. We do not intend that revenue from such grant will constitute a significant portion of our revenue in the future. We may apply for other grants in the future, although we have no present plans to do so.

Cost of Revenue

  Our cost of revenue consists primarily of employee compensation and benefits for online campus development, course design, account management, technical personnel, and sales commissions. We also allocate a portion of our occupancy and infrastructure costs to cost of revenue. To continue to execute our business plan, we intend to expand our operations, including our marketing, technical, operational and customer support resources.

  Historically, our sales commissions have been paid when a new contract was signed, and when a customer was invoiced for the development of courses in excess of the original number of courses purchased. Beginning in the year 2000, sales commissions will be paid as the development work is completed and the student fees are earned to more closely match the revenue recognized.

     As we implement our Grant Program, cost of revenue includes costs such as faculty stipends, technology and travel funds to develop online courses. When we estimate that these costs, in addition to the costs to develop the online courses, exceed revenue guaranteed by the contract, the estimated contract loss is included in cost of revenue.

     As our product mix continues to change and diversify, we expect that the mix of our cost of revenue will change accordingly. We expect our total costs of revenue will increase, but will decrease as a percentage of revenue, resulting in an improving gross margin.

     We have also hired personnel and made investments in our infrastructure to support future growth which has resulted in a cost of revenue that exceeds current revenue. As most of our costs are fixed and based on anticipated revenue levels, we expect revenue will exceed our cost of revenue in the future.

Grant Program

  We implemented a Grant Program in late 1999 designed to assist new and existing customers in increasing the number of online courses they offer using our products and services and the number of students pursuing online degrees. Grants are awarded, at our discretion, to institutions based on demonstrated commitment to a quality online degree program, the number of current and potential students, the college or university's unique approach to online learning and other factors. We stopped awarding additional grants in January, 2000.

  Funds granted consist of both marketing funds and educational support funds. Marketing funds are reimbursed to our customers based on demonstration of payment. These reimbursements are recorded as marketing expenses as incurred by our customers. A portion of the educational support funds are considered contract costs. If contract costs, including appropriate educational support funds, are in excess of the revenue to build a customer's campus or courses, such excess is expensed as a contract loss in the quarter in which the grant is awarded. The determination of the contract loss requires management to make estimates and assumptions regarding the total amount of costs to be incurred. These estimates and assumptions may change and affect the reported amounts of the contingent liability on the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. As contracts are completed, actual results could differ from those estimated in prior periods and could impact reported amounts of revenue and expense in the current reporting period.

--------------------------------------------------------------------------------

Selling And Marketing

  The principal components of our selling and marketing expenses are employee compensation and benefits, advertising and travel. Other significant components include marketing collateral expenses, consulting fees, and related occupancy and depreciation expenses.

     Part of our Grant Program includes reimbursement of funds to our customers for marketing their online degree programs. These funds are included in marketing expense as they are incurred by our customers. Funds are reimbursed to customers as they provide evidence of the expenditure.

     As revenue increases, we expect total selling and marketing expenses to increase but to decrease as a percentage of revenue.

General And Administrative

  The principal component of our general and administrative expenses is employee compensation and benefits. Other components include facilities, depreciation, communications, professional and consulting fees, and deferred compensation. As operations increase, we expect to invest in building and developing our management team and operating infrastructure. Accordingly, we expect that our general and administrative expenses will increase in total, but will decrease as a percentage of revenue.

Product Development

     Product development includes maintenance, development, and improvements to our software products. Expenses included in Product Development consist primarily of employee-related costs, consulting fees and occupancy costs.

Results Of Continuing Operations

  We have incurred significant losses since our inception, resulting in an accumulated deficit of $32,261,778 as of December 31, 1999 and $9,036,572 as of December 31, 1998. We intend to continue to make investments in technology which may involve the development, acquisition or licensing of technologies that complement or augment our existing services and technologies. We also intend to continue to invest in marketing activities. Accordingly, we expect to incur significant operating losses for the foreseeable future.

Twelve Months Ended December 31, 1999 and 1998

  Revenue. Revenue increased to $4,650,818 for the twelve months ended December
  -------
31, 1999 from $1,665,069 for the twelve months ended December 31, 1998. Increases in revenue are due to increased student enrollment in online courses, as well as an increased number of online campuses and courses developed.
Student fees represented $2,300,111 and $579,047 of total revenue for the twelve months ended December 31, 1999 and 1998, respectively. Campus and course development fees represented $2,350,707 and $1,086,022 of total revenue, respectively, for these same periods. Revenue from the NIST grant was $348,962 for the twelve months ended December 31, 1999 and is included in development revenue.

  Cost of Revenue. Cost of revenue increased to $10,381,390 for the twelve
  ---------------
months ended December 31, 1999 from $2,064,909 for the twelve months ended December 31, 1998. Our cost of revenue increased primarily due to additional personnel costs, contract losses of $2,438,055 experienced under our Grant Program, and increased sales commissions.

     Total cost of revenue was approximately 223% and 124% of total revenue for the twelve months ended December 31, 1999 and 1998, respectively. Our operations and account management personnel increased to 160 at December 31, 1999 from 65 at December 31, 1998.

--------------------------------------------------------------------------------

     Gross Margin.  We experienced a negative gross margin of $5,730,572 for the
     ------------
twelve months ended December 31, 1999 as compared to a negative gross margin of $399,840 for the twelve months ended December 31, 1998. Excluding the Grant Program, the Company would have recognized a negative gross margin of $3,292,517 or 71% at December 31, 1999. The remaining reduction in gross margin is due to an increase in expenses as we added course development and account management personnel in preparation for growth in the number of clients we are serving and growth in the number of courses to be developed. Gross margin also decreased as a result of promotional and other contract pricing decreases conducted during the year.

  Selling and Marketing. Selling and marketing expenses increased to $7,242,939
  ---------------------
for the twelve months ended December 31, 1999 from $3,394,000 for the twelve months ended December 31, 1998. The increase was primarily due to increases in the number of selling and marketing personnel, additional trade show participation and other promotional activities, and increases in travel expense. Our selling and marketing personnel increased to 56 at December 31, 1999 from 42 at December 31, 1998. The increase in selling and marketing expenses also reflects an increase in advertising to $1,412,943 for the twelve months ended December 31, 1999 from $1,096,846 for the twelve months ended December 31, 1998.

  General and Administrative. General and administrative expenses increased to
  --------------------------
$5,929,810 for the twelve months ended December 31, 1999 from $2,509,496 for the twelve months ended December 31, 1998. The increase was primarily due the Company's investment in building and developing management team and operating infrastructure. The number of general and administrative personnel increased to 51 at December 31, 1999 from 19 at December 31, 1998. In addition, outside consulting, professional fees, recruiting fees and travel expenses increased, reflecting our expanded business activities.

  Through December 31, 1999, we recorded aggregate deferred compensation totaling $4,139,631 in connection with the grant of options to employees. During the twelve months ended December 31, 1999, we recorded aggregate deferred compensation in the amount of approximately $2,696,089. The deferred charge is being amortized over the vesting period of such options, which ranges from 2 to 3 years. Of the total deferred compensation, $199,535 was amortized in the year ended December 31, 1998, and $1,019,771 was amortized in the twelve months ended December 31, 1999. The majority of compensation expense related to such options is included in general and administrative expense. However, a portion of such compensation expense has been allocated to cost of revenue, selling and marketing expense and product development expense as appropriate. We expect approximate future per quarter amortization related to deferred compensation to be as follows:

      Quarters
       in the
        Year
       Ended
      December
         31,       Quarterly Amount
      --------   --------------------


      2000       $340,000 -- $350,000
      2001       $280,000 -- $340,000
      2002       $ 80,000 -- $200,000

  Product Development. Product development expenses increased to $2,255,562
  -------------------
for the twelve months ended December 31, 1999 from $1,099,000 for the twelve months ended December 31, 1998. The increase was primarily due to employee-related expenses and additional consulting fees and incurred in maintaining, developing, and improving our products. The number of product development personnel increased to 39 at December 31, 1999 from 28 at December 31, 1998.

  Other Income (Expense). Interest income, which consists primarily of interest
  ---------------------
earnings on our cash and cash equivalents, increased to $374,566 for

--------------------------------------------------------------------------------
the twelve months ended December 31, 1999 from $149,308 for the twelve months ended December 31, 1998, primarily due to equity financing that occurred in the first and fourth quarter of 1999, which provided net proceeds of $2,250,000 in the first quarter and $51,150,000 in the fourth quarter. Interest expense resulting from the line of credit in 1999 was $23,110. Interest expense from notes payable and a bridge loan was $36,819 in 1998.

  Net loss. Our net loss applicable to common stockholders increased to
  --------
$23,225,206, or $4.12 per share, from $7,993,023, or $1.58 per share, for the twelve months ended December 31, 1999 and 1998, respectively. The net loss applicable to common stockholders includes the impact of dividends and accretion related to our mandatorily redeemable convertible preferred stock.

  Our pro forma net loss from continuing operations applicable to common stockholders, which assumes the conversion of all outstanding shares of preferred stock, increased to $2.17 per share from $1.02 per share for the twelve months ended December 31, 1999 and 1998, respectively.

Years Ended December 31, 1998 and 1997

  Revenue. Revenue increased to $1,665,069 for 1998 from $1,028,180 for 1997.
  -------
Increases in revenue are due to an increased number of online campuses and courses developed, as well as increased student enrollment in online courses. Campus and course development fees represented 65% and 61% of 1998 and 1997 total revenue, respectively. Student fees represented 35% and 39% respectively, of total revenue.

  Cost of Revenue.  Since 1997, the growth in the number of online campuses
  ---------------
and courses has resulted in increased cost of revenue. Cost of revenue increased to $2,064,909 for 1998 from $528,090 for 1997. Our cost of revenue increased in 1998 and 1997 primarily due to increased personnel costs, depreciation expense and sales commissions. Our operations and account management personnel increased to 65 from 21 at December 31, 1998 and 1997, respectively. During 1998, cost of revenue was approximately 124% of total revenue. We have made investments in people and technology that will support higher revenue than our historical levels, which has resulted in a cost of revenue that exceeds current revenue.

  Selling and Marketing. Selling and marketing expenses increased to $3,394,000
  ---------------------
for 1998 from $106,026 for 1997. The increases in 1998 were primarily due to increases in the number of sales and marketing personnel, which numbered 42 and 5 at December 31, 1998 and 1997, respectively. In addition, we increased advertising expenditures to $1,096,846 for 1998 from $18,000 for 1997.

  General and Administrative. General and administrative expenses increased to
  --------------------------
$2,509,496 for 1998 from $767,812 for 1997. The increases in 1998 and 1997 were primarily due to increases in the number of general and administrative personnel, which numbered 19 and 7 at December 31, 1998 and 1997, respectively. In addition, outside consulting and professional fees, recruiting fees and travel expenses increased, reflecting our expanded business activities.

  During 1998, we recorded aggregate deferred compensation in the amount of $1,443,542 million in connection with the grant of certain stock options during this period. Amortization of deferred compensation totaled $199,535 during this period. No such deferred compensation was recorded prior to January 1, 1998.

  The majority of compensation expense related to such options is included in general and administrative expense. However, a portion of such compensation expense has been allocated to cost of revenue, selling and marketing expense and product development expense as appropriate.

  Product Development. Product development expenses increased to $1,099,000
  -------------------
for 1998 from $212,052 for 1997. The increases in 1998 were primarily due to ongoing development and improvement of our current online learning solutions, as well as increases in the number of product development personnel, which numbered 28 and 8 at December 31, 1998 and 1997, respectively.

  Other Income (Expense). Other income, which is comprised primarily of
  ---------------------

--------------------------------------------------------------------------------
interest earnings on our cash and cash equivalents, was $149,308 for 1998 and $8,993 for 1997. We completed private placements of equity securities in June 1997, February 1998 and late December 1998, which provided net proceeds of $970,150, $5,978,000 and $11,938,955, respectively. Interest expense from notes payable and a bridge loan was $36,819 in 1998 and $37,990 in 1997. The notes payable and the bridge loan were repaid in 1998.

  Net loss. Our net loss applicable to common stockholders increased to
  --------
$7,993,023, or $1.58 per share for 1998, from $610,050, or $0.15 per share, for
1998 and 1997, respectively. The net loss applicable to common stockholders includes the impact of dividends and accretion related to our mandatorily redeemable convertible preferred stock.

Income Taxes

  Income taxes consist of federal, state and local taxes. We expect significant net losses for the forseeable future that should generate net operating loss carry forwards. However, utilization of such prospective net operating loss carry forwards may be subject to certain limitations. Significant changes in ownership such as our recent public offering may also limit our ability to utilize our NOL's. In addition, income taxes may be payable during this time due to operating income in certain tax jurisdictions. If we achieve operating profits and the net operating loss carry forwards have been exhausted or have expired, we may experience significant tax expense. We have recorded no provision or benefit for federal and state income taxes because we incurred net operating losses from inception through December 31, 1999. As of December 31, 1999, we had approximately $24,500,000 of federal and state net operating loss carry forwards available to offset future taxable income which expire in varying amounts beginning in 2011. We have established a valuation allowance against the entire amount of our deferred tax asset because our management has not been able to conclude that it is more likely than not that we will be able to realize the deferred tax asset, due primarily to our history of operating losses.

Liquidity and Capital Resources

  At December 31, 1999, we had $46,307,674 in cash and cash equivalents compared to $11,661,186 at December 31, 1998. The increase of $34,646,488 from December 31, 1998 reflects $51,861,418 in net proceeds from financing activities, $13,028,529 in cash used to fund our operations, and $4,186,401 invested in property and equipment.

  Our investment in property and equipment was $4,186,401 for the year ended December 31, 1999 compared to an investment of $1,663,128 for the year ended December 31, 1998. Installation of network infrastructure equipment, equipment for new employees and leasehold improvements related to expansions accounted for most of our capital expenditures during these periods. We intend to continue to make investments in these types of equipment and property, although we have no material commitments to do so.

  We have financed the majority of our operations through the issuance of equity securities. We have sold Common Stock and Preferred Stock generating aggregate proceeds of $77,521,384 from inception through December 31, 1999.

     In January 2000, we received proceeds of $5,115,000 from the exercise of the underwriter's over allotment option. The amount received was net of the estimated underwriting discount and offering expenses.

  In October 1999, we entered into a $2,500,000 million line of credit with a bank. Pursuant to this bank line of credit, $1,650,000 became immediately available, and $850,000 became available upon the equity financing on December 15, 1999. Upon the initial public offering on December 15, 1999, the bank line of credit converted into a revolving line of credit with a maturity date of November 1, 2000. The facility contains covenants limiting our ability to obtain additional debt financing and to enter into mergers and acquisitions. The facility is secured by all of our assets. During the fourth quarter of 1999, we borrowed and paid back $2,050,000 on the line of credit. Proceeds from the debt was used to finance our operations. As of December 31, 1999, there were no amounts outstanding under the revolving line of credit.

--------------------------------------------------------------------------------

  In connection with the bank line of credit, we provided the lender with a warrant to purchase 30,000 shares of our Common Stock with an estimated fair value of $172,200. The exercise price of the warrant is equal to the offering price of Common Stock sold in connection with the initial public offering. We are recognizing an expense for the value of the warrants over the life of the revolving line of credit. To date, we have recognized $8,072 in expenses related to these warrants. The interest on the bank line of credit was an adjustable rate of prime plus 2.75%, and the revolving line of credit bears interest at an adjustable rate of prime plus 1.25%, which is currently 10%.

  We used the net proceeds from our recent equity financing to fund capital expenditures and to support sales and marketing activities, product development activities and other expenses associated with our growth. In the next year, we specifically plan to build-out our newly expanded office space, create a new data center, and continue to invest in new equipment to support our increasing human resources. We also plan to implement new accounting and financial information systems.

  We expect the proceeds that we received from our initial public offering in December 1999, the exercise of the underwriter's over allotment option, together with cash generated from operations to meet our working capital and capital expenditure requirements for at least the next 12 months. Beyond the next 12 months, we may need to obtain additional debt and/or equity financing to fund our operations and anticipated growth. Although there can be no guarantee, we believe such funds will be available to us.

Year 2000 Issues

     Many computer systems had been expected to experience problems distinguishing dates in different centuries because such systems were developed using two digits rather than four digits to determine the applicable year. Consequently, there was concern that these systems would be unable to distinguish between dates in different centuries and could have experienced errors resulting in system failures or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities. To date, we have not experienced any problems resulting from the Year 2000 issue and have not been informed of any failures of our products from customers. These problems, however, may not be discovered until months after January 1, 2000.

     We expended approximately $90,000 through December 31, 1999 on our Year 2000 compliance efforts. None of this amount was capitalized. We experienced no material incidents related to the passing of the Year 2000. We do not anticipate any future incidents related to the passing of the Year 2000, but can make no guarantees that such incidents will not occur in the future.

Interest Rate Risk

  We manage interest rate risk by investing excess funds in cash equivalents and short-term investments bearing variable interest rates, which are tied to various market indices. As a result, we do not believe that near-term changes in interest rates will result in a material effect on our future earnings, fair values or cash flows.

Government Regulation Risk

  We are increasing our presence in many states, counties, and cities across the country. Due to this increased presence, we may be subject to additional tax laws and government regulations which may adversely affect our future operating results.

Recent Accounting Pronouncements

  In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). We are required to adopt SFAS No. 133 effective January 1, 2001. SFAS No. 133 establishes methods of accounting for derivative financial instruments and hedging

--------------------------------------------------------------------------------
activities related to those instruments as well as other hedging activities. To date, we have not entered into any derivative financial instruments or hedging activities.

  In December, 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB No. 101"). This bulletin summarizes the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. We are currently evaluating the impact that this bulletin will have on our financial statements.

Seasonality

  Due to the seasonality inherent in the academic calendar which typically consists of three academic terms, as well as our customers' plans for online campus and course development, we experience fluctuations in our sequential quarterly results. We typically have lower revenue in the summer academic term which spans the second and third calendar quarters. Our operating expenses are relatively fixed in nature and seasonal fluctuations in revenue will result in seasonal fluctuation in our operating results. As a result, sequential quarter-to-quarter financial results are not directly comparable.

  In view of the rapidly evolving nature of our business and our limited operating history, we believe that our revenue and other operating results should not be relied upon as indications of future performance. The following summarizes selected quarterly information with respect to the Company's operations for the last eight fiscal quarters. Amounts are in thousands, except per share data.

                                             1999 Quarter Ended                    1998 Quarter Ended

                                 Dec. 31    Sept. 30  June 30   Mar. 31   Dec. 31    Sept. 30   June 30  Mar. 31
Net revenue                      $ 1,735    $ 1,520   $   785   $   611   $   624    $   414    $   378  $   249
Cost of revenue                    5,500      1,756     1,901     1,224       847        761        220      236
                                   -----      -----     -----     -----       ---        ---        ---      ---

  Gross profit (loss)             (3,765)      (236)   (1,116)     (613)     (223)      (347)       158       13

Operating expenses:

  Selling and marketing            2,358      1,658     1,921     1,305     1,461      1,064        632      237
  General and administrative       2,445      1,730     1,019       736       900        393        767      450
  Product development                939        358       365       593       498        376        118      107
                                 -------    -------   -------   -------   -------    -------    -------    -----

Total operating expenses           5,742      3,746     3,305     2,634     2,859      1,833      1,517      794

Operating loss                    (9,507)    (3,982)   (4,421)   (3,247)   (3,082)    (2,180)    (1,359)    (781)
  Interest and other income           65         84        82       120        (9)        33         59       30

Net income (loss)                $(9,442)   $(3,898)  $(4,339)  $(3,127)  $(3,091)   $(2,147)   $(1,300)   $(751)

Earnings (loss) per
  common share                   $ (1.41)   $  (.87)  $  (.96)  $  (.73)  $  (.65)   $  (.46)   $  (.29)   $(.18)
Earnings (loss) per common
  share assuming dilution        $ (1.41)   $  (.87)  $  (.96)  $  (.73)  $  (.65)   $  (.46)   $  (.29)   $(.18)

ITEM 7A.  Quantitative and Qualitative Disclosures about Market Risk

  Market risk represents the risk of loss that may impact our financial position, operating results or cash flows due to adverse changes in financial market prices and rates. The Company is, or may become, exposed to market risk in the areas of changes in United States interest rates and changes in foreign currency exchange rates as measured against the United States dollar. These exposures are directly related to our normal operating and funding activities. Historically and as of December 31, 1999, we have not used derivative instruments or engaged in hedging activities.

ITEM 8.  Financial Statements

  The Company's Financial Statements, Notes to Financial Statements and financial statement schedule at December 31, 1999 and 1998 and for the years ended December

--------------------------------------------------------------------------------

31, 1999 and 1998 and for the years ended December 31, 1999, 1998 and 1997 and the Report of Independent Auditors as indicated on the Index to Financial Statements and Schedule on page F-1.

ITEM 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosures

None.

                                   PART III.

ITEM 10.  Executive Officers and Directors of eCollege.com

  The executive officers and directors of eCollege.com as of March 30, 2000 are as follows:

          Name                    Age                 Position
------------------------------    ---   ----------------------------------------

Executive Officers and Directors

Robert N. Helmick............     42    Chairman, President and Chief Executive
                                        Officer

Douglas H. Kelsall...........     46    Chief Financial Officer and Treasurer

Charles P. Schneider.........     42    Chief Operating Officer and Executive
                                        Vice President

Jonathan M. Dobrin...........     28    Vice President, Chief Technology Officer
                                        and Director

Ray Henderson................     36    Senior Vice President, Product
                                        Engineering & Technology Development

Robert S. Haimes.............     39    Vice President, Marketing

John V. Helmick..............     41    Vice President, Corporate Services and
                                        Secretary

Kevin L. Johnson.............     39    Vice President, eContent Services

Linda Schmehl, C.P.A.........     39    Chief Accounting Officer

James N. Sigman..............     38    Vice President, Professional Services

Jack W. Blumenstein (1) (2)..     56    Director

Christopher E. Girgenti (1)
 (2).........................     36    Director

Jeri Korshak (1) (2).........     45    Director

Oakleigh Thorne..............     42    Director

--------
(1)  Member of the Compensation Committee.
(2)  Member of the Audit Committee.

  Robert N. Helmick founded eCollege.com in July 1996 and has served as our Chairman of the Board, President and Chief Executive Officer since our inception. Mr. Helmick founded and served as Chief Executive Officer of Helmick and Associates, International, a consulting firm for higher education from 1990 through 1996. During that time, he served on the Board of Trustees of several universities. Previously, he practiced law with Bradshaw, Fowler, Proctor and Fairgrave, a law firm in Des Moines, Iowa, from 1982 through 1990. Mr. Helmick received a JD from the University of Southern California Law School and a BA from Drake University. Mr. Helmick is the brother of John V. Helmick, our Vice President, Corporate Services.

--------------------------------------------------------------------------------

   Douglas H. Kelsall has served as our Chief Financial Officer and Treasurer since September 1999. From July 1997 to August 1999, Mr. Kelsall served as Chief Financial Officer of TAVA Technologies, Inc.; from December 1995 to June 1997, he served as Chief Financial Officer of Evolving Systems, Inc.; from June 1993 to December 1995, he served as President of Caribou Capital Corporation. Prior to that time, Mr. Kelsall served in various management and Vice President positions at Colorado National Bank. Mr. Kelsall holds a Bachelor of Arts degree from the University of Colorado and a Master of Business Administration degree from the University of Denver.

   Charles P. Schneider has served as our Chief Operating Officer and Executive Vice President since June 1999. From March 1994 to June 1999, Mr. Schneider was employed by Oracle Corporation, initially as Vice President, Oracle Vertical Markets & Solutions, and then as Senior Vice President, Consumer Sector. As Senior Vice President, Consumer Sector, Mr. Schneider was responsible for product and service definition, including identification of strategic acquisitions and partnerships, and product marketing and positioning. Additionally, Mr. Schneider created the marketing, sales, strategy and consulting organizations worldwide for Oracle Corporation's business in the consumer sector. As Vice President, Oracle Vertical Markets & Solutions, Mr. Schneider was responsible for building and leading a team to create Oracle's vertical industry strategy and program. Mr. Schneider received an MBA from New York University and a BS from Drexel University.

   Jonathan M. Dobrin has served as our Vice President and Chief Technology Officer since August 1998. Mr. Dobrin also served as our Vice President and Chief Operating Officer from July 1996 through July 1998. Mr. Dobrin has served as a director since 1997. He founded and served as Vice President of Real Information Systems LLC, a company that specialized in the development and deployment of premium Web sites, from October 1994 through July 1996. Mr. Dobrin received a BA from the University of Vermont.

   Ray Henderson has served as our Senior Vice President, Product Engineering & Technology Development since January 1, 1999. From 1987 to 1998, he was employed by Simon & Schuster's Higher Education Division, where he was Vice President, Product Systems & Technology. In this role he pioneered many of the higher education industry's first web-based products, and created a highly scaleable technology infrastructure for producing Internet-based educational products. Mr. Henderson received a BS from Trinity University.

   Robert S. Haimes has served as our Vice President, Marketing since November of 1999. From 1996 to 1999, he served as the Brand Marketing Director and the Director of Market Development for Coors Brewing Co., where he was responsible for much of the company's growth. In 1995 and 1996, Mr. Haimes was Director of New Products and New Business Development at Boston Chicken, Inc. Prior to September of 1995, Mr. Haimes held positions in brand management and new business development at Procter and Gamble. He played a key role in his eleven years at Procter and Gamble, managing marketing campaigns to consumers and professionals, in a highly competitive industry. Mr. Haimes holds a MBA from Xavier University and a BS in Mechanical Engineering from the University of Cincinnati.

   John V. Helmick has served as our Vice President, Corporate Services since March 1999. Mr. Helmick has served as our Secretary since our inception. He also served as a director from our inception through January 1999, as our General Counsel from August 1996 through March 1999 and as our Treasurer from our inception through January 1998. Mr. Helmick was an attorney specializing in corporate finance and securities regulation with Hershner, Hunter, Moulton, Andrews & Neill in Eugene, Oregon from 1993 until joining the Company in 1996. Mr. Helmick received a JD from Yale Law School and a BA from the University of Texas at Austin. Mr. Helmick is the brother of Robert N. Helmick, our Chairman, President and Chief Executive Officer.

   Kevin L. Johnson has served as our Vice President, eContent Services since February 2000. From October of 1998 through February 2000, Mr. Johnson served as our Vice President, Business Development. From December 1984 through October 1998, he held various positions, most recently as the Director of Strategic Relationships for the Simon & Schuster Higher Education Distributed Learning Group responsible for

--------------------------------------------------------------------------------
business development and partnership work as well as sales management of several regional sales managers. Mr. Johnson has over fifteen years of higher education sales, editorial and business development experience. Mr. Johnson received a BA from Middlebury College.

   Linda Schmehl, C.P.A., has served as our Controller since September 1999. Ms. Schmehl has over fifteen years of experience in accounting and finance and has held management positions with Timet, the Coleman Company, and Storage Technology Corporation. Ms. Schmehl was an auditor with the accounting firm of KPMG Peat Marwick from 1988 to 1991 and holds a BS in Accounting from the University of Colorado.

   James N. Sigman has served as our Vice President, Professional Services since our inception. From 1992 through May 1996, he was an attorney with Laurence J. Rich & Associates, specializing in corporate law, employment law and litigation. Mr. Sigman received a JD from the University of Denver Law School and a BA from Tulane University.

   Jack W. Blumenstein has served as a member of our board of directors since February 1998. Mr. Blumenstein has been the President of TBG Information Investors, LLC, and the co-president of Blumenstein/Thorne Information Partners, L.L.C. since October 1996, and is a co-founder of these private equity investment firms. TBG, a partnership with GS Capital Partners II, is a private equity fund that focuses on capital transactions in the information industry. From October 1992 to September 1996, Mr. Blumenstein held various positions with The Chicago Corporation (now ABN AMRO, Inc.), serving most recently as Executive Vice President, Debt Capital Markets Group and a member of the board of directors. Mr. Blumenstein was President and CEO of Ardis, a joint venture of Motorola and IBM, and has held various senior management positions in product development and sales and marketing for Rolm Corporation and IBM.

   Christopher E. Girgenti has served as a member of our board of directors since June 1997. Mr. Girgenti has been Senior Managing Director of New World Equities, Inc. since November 1996 and Managing Director of New World Venture Advisors, LLC since January 1998. He serves on the boards of several technology and telecommunications companies. From April 1994 through October 1996, Mr. Girgenti served as Vice President and was co-head of the technology investment banking group of The Chicago Corporation (now ABN AMRO, Inc.). He has held various corporate finance positions with Kemper Securities, Inc. and KPMG Peat Marwick. Mr. Girgenti is a Chartered Financial Analyst.

   Jeri Korshak has served as a member of our board of directors since February 1999. Ms. Korshak has over twenty years of experience in marketing and business development. Ms. Korshak has been the Vice President of Strategy for MediaOne Group since June 1998. Ms. Korshak was Vice President and General Manager of US WEST Dex--Mountain Region from September 1995 to May 1998, and Vice President and General Manager of Interactive Television of US WEST Multimedia from November 1994 to September 1995. In these and other positions, Ms. Korshak has been involved in developing and introducing interactive services.

   Oakleigh Thorne has served as a member of our board of directors since February 1998. Mr. Thorne has been Chairman and Chief Executive Officer of TBG Information Investors, LLC and the co-president of Blumenstein/Thorne Information Partners, L.L.C. since October 1996, and is a co-founder of these private equity investment firms. TBG, a partnership with GS Capital Partners II, is a private equity fund that focuses on capital transactions in the information industry. Prior to that time, from January 1991 to August 1996, Mr. Thorne served in various management positions, including most recently President and Chief Executive Officer, of CCH Incorporated, a leading provider of tax and business law information, software, and services.

Directors' Terms

   All directors hold office until the next annual meeting of stockholders or until their successors have been duly elected and qualified.

--------------------------------------------------------------------------------

ITEM 11.  Executive Compensation

                          Summary Compensation Table

                                                                     Annual
                                                                  Compensation
                                                                  --------------
Name and Principal Position                        Year    Salary        Bonus        Other
-------------------------------------------------- -----   ------        -----     ----------
Robert N. Helmick
 President and Chief Executive Officer............ 1999   $150,000

Douglas H. Kelsall
 Chief Financial Officer and Treasurer...........  1999   $ 40,815*

Mark J. Fine
 Vice President..................................  1999   $ 98,333                  $107,960**

Charles P. Schneider
 Chief Operating Officer and
    Executive Vice President ....................  1999   $102,750*   $108,000***

Ray Henderson
  Senior Vice President..........................  1999   $115,625

*Douglas H. Kelsall has served as eCollege.com's Chief Financial Officer since September of 1999. On an annual basis his salary would have been approximately $168,000. Charles P. Schneider has served as eCollege.com's Chief Operating Officer since June of 1999. On an annual basis his salary would have been approximately $195,000.

**Mark J. Fine received $107,960 in compensation for commissions related to sales.

***Charles P. Schneider received a $108,000 signing and moving bonus upon execution of his employment agreement.

Aggregate Year-End Option Values

     The following table sets forth information concerning the aggregate number of options exercised during the year ended December 31, 1999 by each of the named Executive Officers and outstanding options held by each officer at December 31, 1999.

                                                                 Number of Securities
                                                                Underlying Unexercised         Value of Unexercised
                                                                     Options at              In-the-Money Options at
                                       Shares                    December 31, 1999             December 31, 1999(1)
                                      Acquired     Value      -------------------------    --------------------------
Name                                On Exercise   Realized   Exercisable Unexercisable     Exercisable  Unexercisable
-----------                         -----------   ---------  ----------- -------------     -----------  -------------
Robert N. Helmick..........                                       23,333           -0-        $241,473    $       -0-
Douglas H. Kelsall.........                                       33,333       180,000          64,599        348,840
Mark Fine..................                                       42,000        93,566         376,796        181,331
Charles P. Schneider.......                                            0       435,555               0      1,824,104
Ray Henderson..............              23,333   $ 160,064            0        93,332               0        428,956

--------
(1) Whether an option is "in-the-money" is determined by subtracting the exercise price of the option from the closing price for the Common Stock as reported by the NASDAQ on December 31, 1999 ($10.938). If the amount is greater than zero, the option is "in-the-money." For the purpose of such calculation, the exercise price per share is the applicable exercise price as of December 31, 1999 and does not reflect market price changes subsequent to December 31, 1999.

--------------------------------------------------------------------------------

Employment Agreements

   We have entered into an employment agreement with Robert N. Helmick. Mr. Helmick's current annual base salary is $200,000, and Mr. Helmick is currently eligible for an annual bonus of up to $200,000 payable in cash, eCollege.com stock, or other consideration as determined by our board of directors, although we are not required to pay any bonus. Mr. Helmick is also entitled to standard benefits including vacation days, participation in a flexible reimbursement plan, and medical/dental insurance.

   The initial term of employment under Mr. Helmick's employment agreement is from May 1, 1997 through December 31, 2000.

   The term of employment is automatically extended for successive one-year renewal periods if not terminated by Mr. Helmick or by us upon written notice.

   The agreement generally provides for termination:

  . upon employee's willful and continuous failure or refusal to comply with our policies, standards and regulations;

  . if employee engages in fraud, dishonesty or any other act of material misconduct; and

  . if employee receives notice of a breach of a material provision of the agreement and fails to cure the breach.

   The agreement contains non-competition provisions during the term of employment and for the period twelve months after termination of employment. Under these provisions, Mr. Helmick may not:

  . engage in, own an interest in, or perform services for any competitive business or activity;

  . for the 6 months subsequent to termination, solicit any of our employees to terminate their employment; and

  . for the 12 months subsequent to termination, sell or attempt to sell any competitive services or goods to any of our customers.

   The agreement also contains a confidentiality provision as well as a provision recognizing that we own all ideas and inventions conceived by Mr. Helmick during the term of the employment agreement.

   We have entered into an employment agreement with Mr. Kelsall. The agreement sets an annual base salary for Mr. Kelsall of $168,000, which may be adjusted by the board of directors. In addition to a base salary, Mr. Kelsall is eligible for an annual bonus of up to $85,000, payable in cash. We also issued to Mr. Kelsall options to purchase up to 213,333 shares of our common stock at an exercise price of $9.00 per share. These options are subject to vesting requirements. All unvested options will vest upon a change of control of eCollege.com. Mr. Kelsall is also entitled to standard benefits including vacation days, participation in a flexible reimbursement plan, and medical/dental insurance.

   Mr. Kelsall's employment may be terminated by eCollege.com or by him at any time and for any reason. The agreement generally provides for termination:

  . upon employee's willful and continuous failure or refusal to comply with our policies, standards and regulations;

  . if employee engages in fraud, dishonesty or any other act of material misconduct; or

  . if employee receives notice of a breach of a material provision of the agreement and fails to cure the breach.

--------------------------------------------------------------------------------

   We have agreed to provide Mr. Kelsall with severance pay equal to six months of his base salary, unless his employment is terminated for cause, as defined in the agreement.

   The agreement contains non-competition provisions during the term of employment and for the period six months after termination of employment. Under these provisions, Mr. Kelsall may not:

  . own an interest in, participate in the management of, or perform services for any competitive business or activity; or

  . for a period of 12 months subsequent to termination, solicit any of our employees to terminate their employment.

   The agreement also contains a confidentiality provision as well as a provision recognizing that we own all ideas and inventions conceived by Mr. Kelsall during the term of the agreement.

   We have entered into an employment agreement with Mr. Schneider. The agreement sets an annual base salary for Mr. Schneider of $195,000, which may be adjusted by the board of directors. In addition to a base salary, Mr. Schneider is eligible for an annual bonus of up to $100,000, payable in cash. For the year ended December 31, 1999, Mr. Schneider was also awarded a signing and moving bonus. We also issued to Mr. Schneider options to purchase up to 326,666 and 108,889 shares of our Common Stock at an exercise price of $6.00 and $9.00 per share, respectively. These options are subject to vesting requirements. All unvested options will vest upon a change of control of eCollege.com. Mr. Schneider is also entitled to standard benefits including vacation days, participation in a flexible reimbursement plan, and medical/dental insurance.

   Mr. Schneider's employment may be terminated by eCollege.com or by him at any time and for any reason. The agreement generally provides for termination:

  . upon employee's willful and continuous failure or refusal to comply with our policies, standards and regulations;

  . if employee engages in fraud, dishonesty or any other act of material misconduct; or

  . if employee receives notice of a breach of a material provision of the agreement and fails to cure the breach.

   We have agreed to provide Mr. Schneider with severance pay equal to six months of his base salary, unless his employment is terminated for cause, as defined in the agreement.

   The agreement contains non-competition provisions during the term of employment and for the period six months after termination of employment. Under these provisions, Mr. Schneider may not:

  . own an interest in, participate in the management of, or perform services for any competitive business or activity; or

  . for a period of 12 months subsequent to termination, solicit any of our employees to terminate their employment.

   The agreement also contains a confidentiality provision as well as a provision recognizing that we own all ideas and inventions conceived by Mr. Schneider during the term of the agreement.

      Mr. Henderson and Mr. Fine signed eCollege.com's standard employment agreement. Under this employment agreement, employment may be terminated by eCollege.com or by the employee at any time and for any reason. The agreement generally provides for termination:

  .  upon employee's willful and continuous failure or refusal to comply with

--------------------------------------------------------------------------------
     our policies, standards and regulations;

  . if employee engages in fraud, dishonesty or any other act of material misconduct; or

  . if employee receives notice of a breach of a material provision of the agreement and fails to cure the breach.

   The agreement contains non-competition provisions during the term of employment and for the period six months after termination of employment. Under these provisions, employees may not:

  . own an interest in, participate in the management of, or perform services for any competitive business or activity; or

  . for a period of 12 months subsequent to termination, solicit any of our employees to terminate their employment.

   The agreement also contains a confidentiality provision as well as a provision recognizing that we own all ideas and inventions conceived by employees during the term of the agreement.

ITEM 12.  Security Ownership and Certain Beneficial Owners and Management

The following table sets forth certain information known to us with respect to beneficial ownership of the Common Stock as of February 29, 2000 by (i) each stockholder that we know is the beneficial owner of more than 5% of the common stock, (ii) each director and nominee for director, (iii) each of the executive officers named in the Summary Compensation Table and (iv) all executive officers and directors as a group.

                                             Number of
                                               Shares
                                            Beneficially        Percent of
Name of Beneficial Owner                       Owned             Ownership
------------------------                    ------------       -------------

Robert N. Helmick..........................  4,523,333 (1)         26.6%
Douglas H. Kelsall.........................     36,833 (2)           *
Charles P. Schneider.......................       -0-                *
Jonathan M. Dobrin.........................    209,999 (3)          1.4%
Ray Henderson .............................     30,333 (4)           *
Mark Fine .................................     42,000 (5)           *
Blumenstein/Thorne Information Partners I,
 L.P.......................................  1,442,975 (6)          9.6%
MediaOne Interactive Services, Inc.........    937,622 (7)          6.2%
New World Equities, Inc....................    917,378 (8)          6.0%
Jack W. Blumenstein........................  1,443,975 (9)          9.5%
Christopher E. Girgenti....................    917,378 (10)         6.0%
Oakleigh Thorne............................  1,464,475 (11)         9.3%
Jeri Korshak...............................      1,000               *
All directors and executive officers as a
 group.....................................  7,578,682 (12)        49.2%

--------------------------------------------------------------------------------
*Less than one percent

(1) Includes of 2,975,000 shares held by the Robert N. Helmick Trust, 425,000 shares held by the Julia A. Helmick Annuity Trust, and options to purchase 23,333 shares of Common Stock exercisable within 60 days of February 29, 2000. The address for Mr. Helmick is 10200 A East Girard Avenue, Denver, Colorado 80231.

(2) Consists of 2,000 shares held by Mr. Kelsall's spouse, 1,500 shares held by Mr. Kelsall's children, and options to purchase 33,333 shares of Common Stock exercisable within 60 days of February 29, 2000. The address for Mr. Kelsall is 10200 A East Girard Avenue, Denver, Colorado 80231.

--------------------------------------------------------------------------------

(3) Includes options to purchase 69,999 shares of Common Stock exercisable within 60 days of February 29, 2000. The address for Mr. Dobrin is 10200 A East Girard Avenue, Denver, Colorado 80231.

(4) Includes options to purchase 7,000 shares of Common Stock exercisable within 60 days of February 29, 2000. The address for Mr. Henderson is 10200 A East Girard Avenue, Denver, Colorado 80231.

(5) Includes 9,330 shares of Common Stock exercisable within 60 days of February 29, 2000. The address for Mr. Fine is 10200 A East Girard Avenue, Denver, Colorado 80231.

(6) The address for Blumenstein/Thorne Information Partners I, L.P. is P.O. Box 871, Lake Forest, Illinois 60045.

(7) The address for MediaOne Interactive Services, Inc. is 5613 DTC Parkway, Suite 700, Englewood, Colorado 80111.

(8) Includes warrants to purchase 308,000 shares of Common Stock exercisable within 60 days of February 29, 2000. The address for New World Equities, Inc. is 1603 Orrington Avenue, Suite 1070, Evanston, Illinois 60201.

(9) Consists of 1,442,975 shares beneficially owned by Blumenstein/Thorne Information Partners I, L.P. and 1,000 shares owned by Mr. Blumenstein's spouse. Mr. Blumenstein is a co-President of Blumenstein/Thorne Information Partners L.L.C., the general partner of Blumenstein/Thorne Information Partners I, L.P. Mr. Blumenstein disclaims beneficial ownership of such shares, except to the extent of his pecuniary interest, if any. The address for Mr. Blumenstein is P.O. Box 871, Lake Forest, Illinois 60045.

(10) Consists of 609,378 shares and warrants to purchase 308,000 shares of Common Stock exercisable within 60 days of February 29, 2000 beneficially owned by New World Equities, Inc., of which Mr. Girgenti is a Senior Managing Director. Mr. Girgenti disclaims beneficial ownership of such shares, except to the extent of his pecuniary interest, if any. The address for Mr. Girgenti is 1603 Orrington Avenue, Suite 1070, Evanston, Illinois 60201.

(11) Includes 1,442,975 shares beneficially owned by Blumenstein/Thorne Information Partners I, L.P. and 5,500 shares owned by the Oakleigh Thorne Irrevocable GST Trust. Mr. Thorne is a co-President of Blumenstein/Thorne Information Partners L.L.C., the general partner of Blumenstein/Thorne Information Partners I, L.P. Mr. Thorne disclaims beneficial ownership of such shares, except to the extent of his pecuniary interest, if any. The address for Mr. Thorne is P.O. Box 871, Lake Forest, Illinois 60045.

(12) Includes 168,661 shares issuable upon the exercise of options exercisable within 60 days of February 29, 2000 and 308,000 shares issuable upon the exercise of warrants exercisable within 60 days of February 29, 2000. See notes 1, 2, 3, 4, 5, 6, 8, 9, 10 and 11 above.

ITEM 13.  Certain Relationships and Transactions

Transactions With Management and Others

   The following are brief descriptions of transactions between us and any of our directors, executive officers or stockholders known to us to own beneficially more than 5% of our shares, or any member of the immediate family of any of those persons, since January 1, 1999, where the amount involved exceeded $60,000:

Sales of Common Stock

   In February 1997, Robert N. Helmick, Chairman, President and Chief Executive Officer, Jonathan M. Dobrin, Vice President, Chief Technology Officer and Director, and John V. Helmick, Vice President, Corporate Services made the following purchases of our common stock:

                                                    Shares   Price Per Aggregate
                                                   Purchased   Share   Proceeds
                                                   --------- --------- ---------

   Mr. R. Helmick................................. 4,526,666   $0.03   $130,950

--------------------------------------------------------------------------------

   Mr. J. Dobrin..................................   140,000    0.03      4,050
   Mr. J. Helmick.................................   233,333    0.03      6,750

   Mr. R. Helmick's contribution of $130,950 was paid in the form of services he performed as our Chief Executive Officer. Mr. Dobrin's contribution of $4,050 was in the form of assets, including computer equipment, office furniture and computer software.

   On December 21, 1998, we entered into a Series C Preferred Share Purchase Agreement with MediaOne Interactive Services, Inc., VSI Holdings, Inc., Blumenstein/Thorne Information Partners I, L.P., New World Equities, Inc. and Stanley R. and Carol L. Dobrin, JTWROS. MediaOne Interactive Services, Inc. is the beneficial owner of 10.0% of our Common Stock before the offering. Director Jeri Korshak is Vice President of Strategy for MediaOne Interactive Services, Inc. VSI Holdings, Inc. is the beneficial owner of 5.0% of our Common Stock before the offering. Stanley R. and Carol L. Dobrin are the parents of Jonathan
M. Dobrin, our Vice President, Chief Technology Officer and Director. The following parties were also purchasers under the Series C Preferred Share Purchase Agreement: H&K Partners V, Davis Weidner and Sue Thompson, and N.T. Ruddock Company. Under the agreement we sold a total of 2,009,184 shares of Series C Convertible Preferred Stock for an aggregate purchase price of $15,000,000 in a series of closings from December 21, 1998 through March 1, 1999. Pursuant to our Amended and Restated Certificate of Incorporation, the shares of Series C Preferred Stock automatically converted into a total of 2,009,184 shares of Common Stock upon the completion of our initial public offering; each share of Series C Preferred Stock converted into one share of Common Stock. MediaOne Interactive Services, Inc. purchased 937,622 shares of Series C Preferred Stock for an aggregate purchase price of $7,000,017. VSI Holdings, Inc. purchased 468,808 shares of Series C Preferred Stock for an aggregate purchase price of $3,499,992. New World Equities, Inc. purchased 301,378 shares of Series C Preferred Stock for an aggregate purchase price of $2,250,002. Blumenstein/Thorne Information Partners I, L.P. purchased 172,097 shares of Series C Preferred Stock for an aggregate purchase price of $1,284,830. Stanley R. and Carol L. Dobrin, JTWROS purchased 6,696 shares of Series C Preferred Stock for an aggregate purchase price of $49,995.

Amended and Restated Shareholders Agreement

   In connection with the sale of Series C Preferred Stock, we entered into an amended and restated shareholders agreement with the Series C preferred purchasers and our Series A preferred and Series B preferred stockholders and all of our common stockholders at that time. The amended and restated shareholders agreement provided that our board of directors would consist of ten members. The agreement, to which substantially all of our subsequent stockholders are parties, was subsequently amended as of January 1999 to provide that the board would consist of seven members, to be designated as follows:

  . the common stockholders have the right to designate three directors, one of whom shall be an independent director;

  . the holders of Series A Preferred Stock have the right to designate one director;

  . Blumenstein/Thorne Information Partners I, L.P. has the right to designate one director;

  . MediaOne Interactive Services, Inc. has the right to designate one director; and

  . all stockholders as a group will vote to elect one director, provided that this director must receive the affirmative vote of at least 66.67% of the shares voting.

   The common stockholders have designated Robert N. Helmick and Jonathan M. Dobrin as directors, the common stockholders have not designated their independent

--------------------------------------------------------------------------------
director. The holders of Series A Preferred Stock have designated Christopher E. Girgenti as director, Blumenstein/Thorne have designated Jack W. Blumenstein as director, MediaOne has designated Jeri Korshak as director, and the stockholders, as a group, have designated Oakleigh Thorne as director. In addition, the agreement restricts the sale or transfer of shares of stock except in limited instances or in compliance with a co-sale procedure which permits each other stockholder to participate in the proposed sale, based on such stockholder's pro-rata stock holdings on an as converted basis. The agreement terminated upon the completion of our initial public offering and the board of directors designation and co-sale provisions are no longer applicable.

Amended and Restated Registration Rights Agreement

   In connection with the sale of Series C Preferred Stock, we also entered into an amended and restated registration agreement which provided the Series A, Series B and Series C stockholders with demand and piggyback registration rights. The holders of 30% or more of the registrable securities are entitled to demand that we register their registrable securities under the Securities Act on Form S-1 or any similar long form registration statement. We are not required to effect more than two registrations pursuant to these demand registrations rights. The holders of the registrable securities are entitled to demand that we register their registrable securities under the Securities Act on Form S-3 or any similar short form registration statement then available to the Company, provided that the anticipated aggregate offering price of the securities to be registered exceeds $500,000. In addition, the holders of registrable securities are entitled to require us to include their registrable securities in future registration statements that we may file. Please see "Description of Capital Stock--Registration Rights."

Indemnification Agreements

   We have entered into indemnification agreements with our non-employee directors, Messrs. Blumenstein, Girgenti, Thorne and Ms. Korshak.

Certain Other Transactions

   In November 1999, we received a commitment for a subordinated bridge loan facility from some of our current institutional investors to provide the Company up to $2,000,000 of borrowings to fund working Capital needs. In addition, warrants for up to 150,000 shares of Common Stock were issuable upon drawings on the facility. No funds were drawn and no warrants were issued under the facility. The facility was cancelled in December 1999 with the closing of the equity financing.

Certain Business Relationships

   During 1999 we paid $178,509 in legal fees to Dorsey & Whitney LLP. Robert
H. Helmick, Esq., the father of Mr. R. Helmick and Mr. J. Helmick, is a partner of that firm.

                                   PART IV.

ITEM 14.  Exhibits, Financial Statements Schedules and Reports on Form 8-K

                                 eCollege.com
                        (formerly Real Education, Inc.)

                         INDEX TO FINANCIAL STATEMENTS

                                                                 Page
                                                                 ----

Report of Independent Public Accountants......................    31
Balance Sheets................................................    31
Statements of Operations......................................    33
Statements of Stockholders' Deficit...........................    35
Statements of Cash Flows......................................    36
Notes to Financial Statements.................................    37

--------------------------------------------------------------------------------

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To eCollege.com:

   We have audited the accompanying balance sheets of eCollege.com (a Delaware corporation, formerly Real Education, Inc.) as of December 31, 1999 and 1998, and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of eCollege.com as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                                       /s/ Arthur Andersen LLP

 Denver, Colorado,
 February 15, 2000.


                                 BALANCE SHEETS

                                                   December 31,
                                            --------------------------
                                                1999          1998
                                            -----------    -----------

         ASSETS
CURRENT ASSETS:
 Cash and cash
  equivalents..............................  $46,307,674   $11,661,186
 Accounts receivable, net of allowances
  of $44,800 and $9,800....................    1,509,453       258,980
 Accrued revenue receivable................      126,477        57,885
 Other current assets......................      639,360       112,357
                                             -----------   -----------
   Total current assets....................   48,582,964    12,090,408
PROPERTY AND EQUIPMENT, net................    4,553,661     1,569,129

--------------------------------------------------------------------------------

Other assets...............................      630,100             --
                                             -----------    -----------
TOTAL ASSETS...............................  $53,766,725    $13,659,537
                                             ===========    ===========
    LIABILITIES AND
  STOCKHOLDERS' EQUITY
        (DEFICIT)
CURRENT LIABILITIES:
 Accounts payable..........................  $ 2,619,365    $   658,643
 Accrued liabilities.......................    2,192,966      1,284,967
 Deferred revenue..........................    2,431,164        569,599
 Contract loss reserve.....................    1,808,615             --
                                             -----------    -----------
   Total current liabilities...............    9,052,110      2,513,209
Other liabilities..........................       22,785         35,900
Contract loss reserve......................      679,440             --
                                              ----------     ----------
Total Liabilities                              9,754,335      2,549,109

COMMITMENTS AND CONTINGENCIES
CONVERTIBLE PREFERRED STOCK
 SUBJECT TO MANDATORY REDEMPTION,
 no par value;
 Series A; 0 and 616,000
  Shares authorized, issued and
  outstanding, respectively; entitled to
  preference in liquidation (includes
  cumulative preferred return of $0 and
  $155,086 respectively)...................           --      1,136,803
 Series B; 0 and 1,525,218 shares
  authorized, issued and outstanding,
  respectively; entitled to preference in
  liquidation (includes cumulative
  preferred return of $0 and $550,060,
  respectively)............................           --      6,534,046
 Series C; 0 and 2,009,184 shares
  authorized, respectively; 0 and 1,707,809
  shares issued and outstanding,
  respectively; entitled to preference in
  liquidation (includes cumulative
  preferred return of $0 and $31,438,
  respectively)............................           --     11,978,566
STOCKHOLDERS' EQUITY
 (DEFICIT)
 Common stock, $0.01 par value; 50,000,000
  shares authorized; 14,711,893 and
  5,112,333 shares, respectively, issued
  and outstanding..........................      147,119         51,123
 Additional paid-in capital................   75,388,591        405,067
 Warrants and options for common stock.....    4,252,376      1,626,426
 Notes receivable..........................     (593,593)      (341,024)
 Deferred compensation.....................   (2,920,325)    (1,244,007)

--------------------------------------------------------------------------------

 Accumulated deficit......................   (32,261,778)  (9,036,572)
                                             -----------   ----------
   Total stockholders' equity
    (deficit).............................    44,012,390   (8,538,987)
                                             -----------   ----------
TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY (DEFICIT).........................   $53,766,725  $13,659,537
                                             ===========  ===========


  The accompanying notes to financial statements are an integral part of these balance sheets.

                                         STATEMENTS OF OPERATIONS

                                            For the Years Ended
                                                December 31,
                                ---------------------------------------
                                     1999          1998        1997
                                --------------- -----------  ----------


REVENUE:

 Campus and course
  development fees......           $  2,350,707 $ 1,086,022  $  628,250
 Student fees...........              2,300,111     579,047     399,930
                                --------------- -----------  ----------
   Total revenue........              4,650,818   1,665,069   1,028,180
COST OF REVENUE.........             10,381,390   2,064,909     528,090
                                --------------- -----------  ----------
   Gross profit (loss)..             (5,730,572)   (399,840)    500,090
                                --------------- -----------  ----------
OPERATING EXPENSES:
 Selling and
  marketing.............              7,242,939   3,394,000     106,026
 General and
  administrative........              5,929,810   2,509,496     767,812
 Product development....              2,255,562   1,099,000     212,052
                                --------------- -----------  ----------
   Total operating
    expenses............             15,428,311   7,002,496   1,085,890
                                --------------- -----------  ----------
LOSS FROM OPERATIONS....            (21,158,883) (7,402,336)   (585,800)
OTHER INCOME (EXPENSE):
 Interest and other
  income................                374,566     149,308       8,993
 Interest expense.......                (23,110)    (36,819)    (37,990)
                                --------------- -----------  ----------
NET LOSS FROM CONTINUING
 OPERATIONS.............            (20,807,427) (7,289,847)   (614,797)
DISCONTINUED OPERATIONS:
 Income  from operations...                  --          --      29,249
 Gain on disposal of
  discontinued operations..                  --          --      34,632
                                --------------- -----------  ----------
NET LOSS................           $(20,807,427)$(7,289,847) $ (550,916)
                                =============== ===========  ==========
NET LOSS APPLICABLE TO
 COMMON STOCKHOLDERS:
 Net loss...............           $(20,807,427)$(7,289,847) $ (550,916)
 Dividends on
  mandatorily
  redeemable,
  convertible preferred
  stock.................             (2,090,680)   (681,554)    (55,030)
 Accretion of

--------------------------------------------------------------------------------
  mandatorily redeemable,
  convertible preferred
  stock...................        (327,099)      (21,622)       (4,104)
                              ------------   -----------   -----------
NET LOSS APPLICABLE TO
 COMMON STOCKHOLDERS......    $(23,225,206)  $(7,993,023)    $(610,050)
                              ============   ===========   ===========
BASIC AND DILUTED NET
 LOSS FROM CONTINUING
 OPERATIONS PER SHARE ....    $      (4.12)  $     (1.58)    $   (0.16)
                              ============   ===========   ===========
BASIC AND DILUTED NET
 LOSS PER SHARE ..........    $      (4.12)  $     (1.58)    $   (0.15)
                              ============   ===========   ===========
WEIGHTED AVERAGE SHARES
 OUTSTANDING--BASIC AND
 DILUTED..................       5,639,563     5,074,697     4,107,964
                              ============   ===========   ===========
PRO FORMA NET LOSS FROM
 CONTINUING OPERATIONS
 PER SHARE (Note 2):
 Basic and diluted net
  loss per share..........    $      (2.17)
                              ============
 Weighted average
  common shares
  outstanding--basic
  and diluted...........         9,582,920
                              ============

  The accompanying notes to financial statements are an integral part of these statements.

--------------------------------------------------------------------------------
                                 eCollege.com
                        (formerly Real Education, Inc.)

                 STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                            Common Stock
                                --------------------------------
                                                      Additional   Warrants
                                             Par       Paid-in       and         Notes        Deferred    Accumulated
                              Shares        Value      Capital     Options     Receivable   Compensation   Deficit        Total
                            ----------    --------   -----------  -----------  ----------   -----------  ------------  ------------
BALANCES, DECEMBER 31,
  1996....................          --    $     --   $        --  $        --  $       --   $        --  $   (433,499) $   (433,499)
Issuance of common stock
  at approximately $0.03
  per share ..............     373,333       3,733         7,067           --          --            --            --        10,800
Issuance of common stock
  in February 1997 for
  services provided ......   4,526,667      45,267        85,233           --          --            --            --       130,500
Common stock issued  upon
  exercise of warrants ...          47          --            76           --          --            --            --            76
Dividends accrued on
 mandatorily redeemable,
 convertible preferred
 stock ...................          --          --            --           --          --            --       (55,030)      (55,030)
Accretion of mandatorily
 redeemable, convertible
 preferred stock to
 redemption value ........          --          --            --           --          --            --        (4,104)       (4,104)
Net loss .................          --          --            --           --          --            --      (550,916)     (550,916)
                            ----------    --------   -----------  -----------  ----------   -----------  ------------  ------------
BALANCES, DECEMBER 31,
 1997 ....................   4,900,047      49,000        92,376           --          --            --    (1,043,549)     (902,173)
 Issuance of common stock
 upon exercise of warrants
 and options .............     212,286       2,123       342,691           --    (341,024)           --            --         3,790
Repurchase of warrants for
 common stock ............          --          --       (30,000)          --          --            --            --       (30,000)
Deferred compensation ....          --          --            --    1,443,542          --    (1,443,542)           --            --
Amortization of Deferred
 compensation ............          --          --            --           --          --       199,535            --       199,535
Warrants for common stock
 issued in connection with
 line of credit ..........          --          --            --       27,819          --            --            --        27,819
Warrants for common stock
 issued in connection with
 Series C preferred
 stock ...................          --          --            --      155,065          --            --            --       155,065
Dividends accrued on
  mandatorily redeemable,
  convertible preferred
  stock ..................          --          --            --           --          --            --      (681,554)     (681,554)
Accretion of mandatorily
  redeemable, convertible
  preferred stock to
  redemption value .......          --          --            --           --          --            --       (21,622)      (21,622)
Net loss .................          --          --            --           --          --            --    (7,289,847)   (7,289,847)
                            ----------    --------   -----------  -----------  ----------   -----------  ------------  ------------
BALANCES, DECEMBER 31,
 1998 ....................   5,112,333      51,123       405,067    1,626,426    (341,024)   (1,244,007)   (9,036,572)   (8,538,987)
 Issuance of common stock.   5,000,000      50,000    54,950,000           --          --            --            --    55,000,000
 Stock issuance costs ....          --          --    (5,239,280)          --          --            --            --    (5,239,280)
 Conversion of Series A,
 B, C into common stock ..   4,150,402      41,504    24,275,690           --          --            --            --    24,317,194
Issuance of common stock
 upon exercise of
 options .................     449,158       4,492       997,114     (242,339)   (252,569)           --            --       506,698
Warrants for
  common stock issued in
  connection with credit
  facility ...............          --          --            --      172,200          --            --            --       172,200
Deferred compensation ....          --          --            --    2,696,089          --    (2,696,089)           --            --
  Amortization of deferred
  compensation ...........          --          --            --           --          --     1,019,771            --     1,019,771
Dividends accrued on
  mandatorily redeemable,
  convertible preferred
  stock ..................          --          --            --           --          --            --    (2,090,680)   (2,090,680)
Accretion of
  mandatorily redeemable,
  redeemable,
  convertible preferred
  stock to redemption
  value) .................          --          --            --           --          --            --      (327,099)     (327,099)
 Net loss ................          --          --            --           --          --            --   (20,807,427)  (20,807,427)
                            ----------    --------   -----------  -----------  ----------   -----------  ------------  ------------
BALANCES, December 31,
 1999 ....................  14,711,893    $147,119   $75,300,291  $ 4,252,376  $ (593,593)  $(2,920,325) $(32,261,778) $ 44,012,390
                            ==========    ========   ===========  ===========  ==========   ===========  ============  ============

--------------------------------------------------------------------------------

The accompanying notes to financial statements are an integral part of these statements.

                                                            For the Years Ended
                                                                December 31,
                                                   ------------  ------------  -----------
                                                       1999          1998          1997
                                                   ------------  ------------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss.......................................   $(20,807,427) $ (7,289,847)  $ (550,916)
 Adjustments to reconcile net loss to net cash
  used in operating activities-
  Depreciation..................................      1,201,869       393,841      126,199
  Provision for doubtful accounts...............         35,000         9,800           --
  Reserve on loss contract......................      2,488,055            --           --
  Gain on disposal of discontinued operations...             --            --      (34,632)
  Common stock issued for services..............             --            --       65,250
  Deferred compensation.........................      1,019,771       199,535           --
  Noncash interest expense......................          8,072        27,819           --
  Change in-
   Accounts receivable and accrued
    revenue receivables.........................     (1,354,065)     (102,005)    (190,607)
   Other current assets.........................       (362,875)      (96,807)     (14,151)
   Other assets.................................       (630,100)           --           --
   Accounts payable and accrued liabilities.....      3,524,721       972,048      268,433

   Deferred revenue.............................      1,861,565       533,849          750
   Other liabilities............................        (13,115)       35,900           --
                                                   ------------  ------------  -----------
     Net cash used in operating activities......    (13,028,529)   (5,315,867)    (329,674)
                                                   ------------  ------------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment.............     (4,186,401)   (1,663,128)    (369,653)
 Proceeds from sale of ColoradoNet..............             --            --      200,000
                                                   ------------  ------------  -----------
     Net cash used in investing activities......     (4,186,401)   (1,663,128)    (169,653)
                                                   ------------  ------------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of common stock.........     55,506,698         3,790       10,876
 Proceeds from issuance of preferred stock......      2,250,000    18,750,020    1,000,000
 Payment of stock issuance costs................     (5,895,280)      (22,000)     (29,850)
Proceeds from line of credit ..................       2,050,000       500,000           --
 Payments on line of credit ....................     (2,050,000)     (500,000)          --
 Payments on notes payable......................             --            --     (129,000)
 Proceeds from notes payable to related
  parties.......................................             --            --      120,812
 Payments on notes payable to related parties...             --      (269,975)    (285,302)
 Repurchase of warrants.........................             --       (30,000)          --
                                                   ------------  ------------  -----------
     Net cash provided by financing activities..     51,861,418    18,431,835      687,536
                                                   ------------  ------------  -----------
NET INCREASE IN CASH AND CASH
 EQUIVALENTS....................................     34,646,488    11,452,840      188,209
CASH AND CASH EQUIVALENTS, beginning of year....     11,661,186       208,346       20,137
                                                   ------------  ------------  -----------
CASH AND CASH EQUIVALENTS, end of year..........   $ 46,307,674  $ 11,661,186  $   208,346
                                                   ============  ============  ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
  Cash paid for interest........................   $     10,933  $      9,000  $   47,176
                                                   ============  ============  ==========

  The accompanying notes to financial statements are an integral part of these statements.

--------------------------------------------------------------------------------

                          December 31, 1999 and 1998

(1)  Organization and Nature of Business

Company History

   eCollege.com (the "Company," formerly Real Education, Inc. and Real Information Systems, Inc.) was organized and incorporated in the state of Colorado on July 26, 1996. The Company reincorporated in the State of Delaware on June 22, 1999, at which time each share of Real Education, Inc. Common and Preferred Stock was exchanged for seven shares of eCollege.com Common and Preferred Stock respectively. The reincorporation has been reflected retroactively in the accompanying financial statements and notes thereto.

Business Activity

     The Company is a provider of technology and services that enable colleges, universities and corporations to deliver an online campus and courses over the Internet. The Company's integrated platform of software and services allows colleges, universities and corporations to outsource the creation, launch, management and support of online campuses and courses. The Company's services include campus and course design, development, hosting, maintenance and customer support services.

Initial Public Offering

   The Company sold 5,000,000 shares of its Common Stock for $11.00 in its initial public offering, which was effective on December 15, 1999. Upon the effectiveness of the initial public offering, the Company effected a two-for-three stock split, which has been reflected retroactively in the accompanying financial statements.

Operating and Business Risks

   The Company is subject to various risks and uncertainties frequently encountered by companies in the early stages of development, particularly companies in the new and rapidly evolving market for Internet-based products and services. Such risks and uncertainties include, but are not limited to, its limited operating history, evolving and unpredictable technology and market demands and the management of rapid growth. To address these risks, the Company must, among other things, maintain and increase its customer base, implement and successfully execute its business and marketing strategy, continue to develop and upgrade its technology, provide superior customer service and attract, retain and motivate qualified personnel. There can be no guarantee that the Company will be successful in addressing such risks.

   The Company's current business plan contemplates significant growth, and the Company believes that for at least the next twelve months it will experience operating losses and will generate negative cash flows from operating and investing activities. The Company had cash and cash equivalents of $46,307,674 at December 31, 1999, which the Company believes is sufficient to fund its operations at least through December 31, 2000.

(2) Summary of Significant Accounting Policies

Use of Estimates in the Preparation of Financial Statements

   The presentation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 Revenue Recognition

   The Company generates revenue primarily from three sources - campus development revenue, course development revenue and per-course student fees.

--------------------------------------------------------------------------------

   Online campus and course design and development services are generally conducted under fixed price contracts. Frequently, customers will elect to add courses in addition to those purchased under the initial contract. Revenue from online campus and course design and development contracts, including additional courses, are recognized on the percentage of completion method for individual contracts, commencing when progress reaches a point where experience is sufficient to estimate final results with reasonable accuracy. Revenues are recognized in the ratio that hours incurred bear to total estimated hours at completion. The Company's use of the percentage of completion method of revenue recognition requires estimates of percentage of project completion. Changes in job performance, estimated profitability and final contract settlements may result in revisions to the estimated degree of completion and corresponding revenue in the period in which the revisions are determined. Provisions for any estimated losses on uncompleted contracts are made in the period in which such losses are determinable. Contract costs include all labor costs directly related to contract performance as well as other direct contract costs.

   Revenue that is recognized is reflected as accrued revenue receivable to the extent that the customer has not yet been billed for such services. The Company records deferred revenue for amounts received from or billed to customers in excess of the revenue that has been earned.

   The Company also generates student fee revenue when students sign up for online courses developed by the Company for its customers at an agreed upon price with the customer. This student fee revenue is recognized ratably over the period the course is delivered.

   In October 1998, the Company was awarded a grant of approximately $1,900,000 by the National Institute of Standards and Technology, or NIST, a department of the U.S. Department of Commerce. This revenue is recognized as the work is performed by the Company or its subcontractors. The Company is entitled to receive payments under the grant as research related to automated course content creation and organization, and tutoring delivery systems is performed. Maximum payments under the grant are $713,000 in 1999, $583,000 in 2000 and $583,000 in 2001. For the years ended December 31, 1999 and 1998, the Company recognized revenue of $348,962 and $0, respectively.

 Contract Loss Reserve

   The Company recently implemented a Grant Program, of which approximately $7,400,000 dollars was granted through December 31, 1999. The grants consist of both market development funds and educational support funds. Marketing funds will be recorded as marketing expenses over the period that our customers earn these funds. A portion of the educational support funds are considered contract costs. When total estimated contract costs, including appropriate educational support funds, are in excess of the contractual revenue to build a customer's campus and/or courses, such estimated excess is expensed as a contract loss in the quarter in which the contract is signed or the grant is awarded. The determination of estimated contract losses requires the Company's management to make estimates regarding the total amount of costs to be incurred under each contract, and such estimates are periodically updated and revised if necessary. It is reasonably possible that such estimates will be revised in future periods. For the twelve month period ending December 31, 1999, the Company recognized losses of $2,438,055 related to estimated losses on contracts for the development of online courses and campuses entered into in its fourth quarter.

Costs and Estimated Earnings on Uncompleted Contracts

                                                           December 31,
                                                       ----------------------

--------------------------------------------------------------------------------

                                                         1999        1998
                                                       ---------  -----------

   Costs incurred on uncompleted contracts.......... $   292,257   $  607,750
   Estimated (losses) earnings......................  (2,022,353)       5,136
                                                       ---------  -----------
                                                      (1,730,096)     612,886
   Less: Billings to date...........................  (3,020,360)  (1,104,000)
                                                       ---------  -----------
                                                     $(4,750,456)  $ (491,114)
                                                       =========  ===========
   Included in accompanying balance sheets under
    the following captions:
     Accrued revenue receivable....................  $    70,466   $   57,885
     Deferred revenue--development.................   (2,332,867)    (548,999)
     Contract loss reserve..........................  (2,488,055)          --
                                                       ---------  -----------
                                                     $(4,750,456)  $ (491,114)
                                                       =========  ===========

   In addition to the amounts disclosed above, at December 31, 1999 and 1998 the Company had $98,297 and $20,600 of deferred revenue, respectively, and $56,011 and $0 of accrued revenue receivable related to student fees.

Cash and Cash Equivalents

   The Company considers investments in highly liquid instruments purchased with an original maturity of 90 days or less to be cash equivalents. Such investments are held in money market accounts or available for sale securities.

Available-for-Sale Securities

   Debt securities that the Company has both the positive intent and ability to hold to maturity are classified as held-to-maturity and are reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with the unrealized gains and losses included in earnings. Debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as available-for-sale securities and reported at fair value, with unrealized gains or losses excluded from earnings and reported as a separate component of stockholders' equity.

   The Company's available-for-sale securities at December 31, 1999 and 1998, consist of United States Treasury bills and debt securities of United States government agencies and are reported at fair value. The fair market value of these securities approximates their amortized cost.

 Accounts Receivable

   The Company maintains an allowance for doubtful accounts based upon the expected collectibility of accounts receivable. At December 31, 1999 and 1998, the allowance for doubtful accounts was $44,800 and $9,800, respectively.

 Concentration of Credit Risk

   Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company has no significant off-balance sheet concentrations of credit risk, such as foreign exchange contracts, option contracts or other foreign currency hedging arrangements. The Company maintains its cash balances in the form of bank demand deposits and money market accounts with financial institutions that management believes are credit worthy. Accounts receivable are typically unsecured and are derived from transactions with and from educational institutions primarily located in the United States. Accordingly, the Company may be exposed to credit risk generally associated with educational institutions. The Company performs ongoing credit evaluations

--------------------------------------------------------------------------------
of its customers and maintains reserves for potential credit losses. The Company historically has not had significant write-offs of accounts receivable.

Property and Equipment

   Property and equipment are stated at cost and depreciation is provided using the straight-line method, generally over estimated useful lives of three to five years. Maintenance and repairs are expensed as incurred and major additions, replacements and improvements are capitalized.

   Leasehold improvements are amortized using the straight-line method over the shorter of the useful life or the life of the lease.

   The components of property and equipment are as follows:

                                                            1999        1998
                                                          ---------  ----------

      Computer equipment................................ $5,154,510 $1,609,401
      Office furniture and equipment....................    805,254    349,305
      Leasehold improvements............................    309,014    123,671
                                                          ---------  ----------
                                                          6,268,778  2,082,377
      Less: Accumulated depreciation and amortization... (1,715,117)  (513,248)
                                                          ---------  ----------
                                                         $4,553,661 $1,569,129
                                                          =========  ==========

  Depreciation expense for the twelve months ended December 31, 1999, 1998, and 1997 was $1,201,869, $393,841, and $126,199, respectively.

 Impairment of Long-Lived Assets

   The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates the recoverability of its long-lived assets based on estimated undiscounted future cash flows and provides for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the long-lived asset.

 Fair Value of Financial Instruments

   The Company's financial instruments consist of cash equivalents and short-term trade receivables and payables. The carrying values of the cash equivalents and short-term trade receivables and payables approximate their fair values. At December 31, 1998, financial instruments also consisted of convertible Preferred Stock subject to mandatory redemption, whose fair value was approximately $28,700,000. The value was estimated based upon the estimated value of the Common Stock into which such Preferred Stock could be converted.

Income Taxes

   The current provision for income taxes represents actual or estimated amounts payable on tax return filings each year. Deferred tax assets and liabilities are recorded for the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in the accompanying balance sheets, and for operating loss and tax credit carryforwards. The change in deferred tax assets and liabilities for the period measures the deferred tax provision or benefit for the period. Effects of changes in enacted tax laws on deferred tax assets and liabilities are

--------------------------------------------------------------------------------
reflected as adjustments to the tax provision or benefit in the period of enactment. The Company's deferred tax assets have been completely reduced by a valuation allowance because management does not believe realization of the deferred tax asset is sufficiently assured at each balance sheet date (Note 9).

Software Development Costs

   From inception through December 31, 1998, the Company expensed the costs incurred to develop internal-use software and enhance existing internal-use software and services. Effective January 1, 1999, the Company adopted the AICPA's Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 provides guidance on accounting for the cost of such software. The adoption of SOP 98-1 did not have a material impact on the Company's financial statements.

  The Company also develops software tools and services for use by its personnel that is either currently also marketed to third parties or for which the Company has a substantive plan to market such software. Such software is accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." SFAS No. 86 requires the capitalization of certain software development costs subsequent to the establishment of technological feasibility. The Company's software is deemed to be technologically feasible at the point a working model of the software product is developed. Through December 31, 1999, for products developed by the Company, the period since attainment of technological feasibility has been brief and qualifying costs were not significant; and, accordingly, the Company has not capitalized any qualifying software development costs in the accompanying financial statements.

Advertising Costs

   Advertising costs are expensed as incurred and are included in sales and marketing expense in the accompanying statements of operations. Market development costs associated with the Company's Grant Program are recorded over the period that the Company's customers earn these funds. There were no advertising or marketing costs recognized in 1999 related to the Company's Grant Program. Advertising expense for each of the periods presented in the accompanying statement of operations related to continuing operations is as follows:

                             For the Year Ended
                                December 31,
                         ------------------------------
              1999                  1998                      1997
            ---------            -----------                --------

           $ 1,412,943           $ 1,096,846               $ 18,000
            ==========           ===========               =========

   During 1999, the Company paid $822,000 to a third party to provide the Company advertising and other services. The Company has deferred the $822,000 payment and is expensing the cost as services are provided over the five-year term of the agreement. As of December 31, 1999, $164,000 and $630,100 of prepaid expenses were included in other current assets and other assets, respectively.

Stock-Based Compensation

--------------------------------------------------------------------------------

   The Company accounts for its employee stock option plans and other employee stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB Opinion No. 25"), and related interpretations. The Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," which allows entities to continue to apply the provisions of APB Opinion No. 25 for transactions with employees and provide pro forma disclosures for employee stock grants made in 1997 and future years as if the fair-value-based method of accounting in SFAS No. 123 had been applied to these transactions. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and related interpretations.

 Stock Split

   Upon the reincorporation of the Company, the Company effected a seven-for-one split of its Common and Preferred Stock, and changed its authorized Common Stock to 50,000,000 shares and Preferred Stock to 5,000,000 shares. All references in the accompanying financial statements to the number of common and preferred shares have been retroactively restated to reflect the stock split and the increase in the authorized Common and Preferred Stock.

   Additionally, upon the completion of its initial public offering the Company effected a two-for-three reverse stock split. Such reverse stock split has been retroactively reflected in the accompanying financial statements.

 Net Loss Per Share

   Basic net loss per share is computed by dividing net loss available to common shareholders for the period by the weighted-average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and potential common shares outstanding during the period if the effect of the potential common shares is dilutive. The Company has excluded the weighted average effect (using the treasury stock method) of Common Stock issuable upon conversion of all warrants and stock options from the computation of diluted earnings per share as the effect of all such securities is anti-dilutive for all periods presented. The shares excluded are as follows:

      For the years ended December 31,
        1999..................................................    993,433
                                                                =========
        1998..................................................  2,794,140
                                                                =========

   At December 31, 1999, the Company had issued rights to 2,957,674 shares of Common Stock under such agreements.

   Net loss from continuing operations per share is calculated as follows:

                                        Year Ended December 31,
                                ------------------------- ------------
                                    1999          1998         1997
                                -----------  ------------  -----------

Numerator:
  Net loss from continuing
   operations...............   $(20,807,427)   $ (7,289,847)   $(614,797)

  Dividends on
   mandatorily redeemable,
   convertible preferred
   stock....................     (2,090,680)       (681,554)     (55,030)

--------------------------------------------------------------------------------

  Accretion of mandatorily
   redeemable, convertible
   preferred stock..........       (327,099)        (21,622)      (4,104)
                                -----------    ------------    ---------
  Net loss from continuing
   operations applicable to
   common shareholders......   $(23,225,206)   $ (7,993,023)   $(673,931)
                                ===========    ============    =========
Denominator:
  Weighted average shares
   outstanding...........         5,639,563       5,074,697    4,107,964
                                ===========    ============   ==========

 Pro Forma Net Loss Per Share

   Pro forma net loss per share for the year ended December 31, 1999 is computed using the net loss and weighted average number of common shares outstanding, including the pro forma effects of the assumed conversion of the Company's Series A, B and C convertible Preferred Stock into shares of the Company's Common Stock as if such conversion occurred on January 1, 1999, or at date of original issuance, if later. The resulting pro forma adjustment includes an increase in the weighted average shares used to compute basic and diluted net loss per share of 3,943,357 for the year ended December 31, 1999, and pro forma entries to eliminate Preferred Stock dividend accruals and accretion charges for the period.

 Segment Information

   In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for the way companies report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. In accordance with the provisions of SFAS No. 131, the Company has determined that it has one reportable operating segment at December 31, 1999. All of the Company's operating results and identifiable assets are in the United States.

 Recent Accounting Pronouncements

   In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company is required to adopt SFAS No. 133 in the year ending December 31, 2001. SFAS No. 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. To date, the Company has not entered into any derivative financial instruments or hedging activities.

   In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB No. 101"). This bulletin summarizes the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. We are currently evaluating the impact that this bulletin will have on our financial statements.

 Reclassifications

   Certain prior year balances have been reclassified to conform to the current year presentation.

(3) Convertible Preferred Stock Subject to Mandatory Redemption

   A summary of the Company's mandatorily redeemable, convertible preferred stock is presented in the table below:

--------------------------------------------------------------------------------

                                            Series A                    Series B                      Series C
                                     ------------------------      ----------------------      -----------------------
                                       Shares        Amount         Shares       Amount         Shares       Amount
                                     ----------    ----------      ---------   ----------      ---------   -----------
Balances, December 31, 1996                  --    $       --            --    $       --           --     $       --
  Issuance of Series A
   mandatorily redeemable,
   convertible preferred stock
   in May 1997 for cash of
   approximately $1.62 per share,
   net of stock issuance costs
   of $29,850........................   616,000       970,150            --           --            --             --
  Dividends accrued.................         --        55,030            --           --            --             --
  Accretion to redemption value.....         --         4,104            --           --            --             --
                                        -------    ----------      --------    ---------       -------     ----------
Balances, December 31, 1997.........    616,000     1,029,284            --           --            --             --
  Issuance of Series B mandatorily
   redeemable, convertible preferred
   stock in February 1998 for cash
   of approximately $3.93 per share,
   net of stock issuance costs of
   $22,000...........................        --            --     1,525,218    5,978,000            --             --
  Issuance of Series C mandatorily
   redeemable, convertible
   preferred stock in December
   1998 for cash of approximately
   $7.47 per share, net of stock
   issuance costs of $811,065........        --            --            --           --     1,707,809     11,938,955
  Dividends accrued.................         --       100,056            --      550,060            --         31,438
  Accretion to redemption value.....         --         7,463            --        5,986            --          8,173
                                        -------    ----------     ---------   ----------     ---------    -----------
Balances, December 31, 1998.........    616,000     1,136,803     1,525,218    6,534,046     1,707,809     11,978,566
  Issuances of Series C mandatorily
   redeemable, convertible preferred
   stock in January, February and
   March 1999 for cash of
   approximately $7.47 per share.....        --            --            --           --       301,375      2,250,000
 Dividends accrued...................        --        95,973            --      575,606            --      1,419,101
 Accretion to redemption value.......        --         7,157            --        6,335            --        313,607
 Conversion of Series A,B,& C into
  common stock upon initial public
  offering .........................   (616,000)   (1,239,933)   (1,525,218)  (7,115,987)   (2,009,184)   (15,961,274)
                                        -------    ----------     ---------   ----------     ---------    -----------
Balances, December 31, 1999.........         --     $      --            --   $       --            --    $        --
                                        =======    ==========     =========   ==========     =========    ===========

   Under the Company's Certificate of Incorporation, the Company is authorized to issue 5,000,000 shares of Preferred Stock. Shares of Preferred Stock may be issued from time to time in one or more series, with designations, rights, preferences and limitations established by the Company's Board of Directors.

Conversion Rights

   The conversion rights allowed, at any time, any holder to convert all or any portion of such shares into Common Stock at a rate of one share of Common Stock per one share of Preferred Stock. Upon conversion, accrued and unpaid dividends would be extinguished. In addition, each share of Preferred Stock was subject to a mandatory conversion to Common Stock upon the closing of an initial public offering at the conversion price in effect at that time. Upon the closing of the Company's initial public offering in December 1999, the outstanding shares of Preferred Stock were automatically converted into 4,150,402 shares of Common Stock.

 Dividends

   Prior to the conversion of the Preferred Stock into Common Stock on December 15, 1999, dividends accrued at an annual rate of ten-percent of the face value of the Preferred Stock. Dividends accrued whether or not they had been declared, were cumulative, and in addition, to the extent there were unpaid dividends, dividends were payable on such unpaid dividends. Upon the conversion of the Preferred Stock on December 1999, the accrued and unpaid dividends were extinguished.

Accretion

     Until the conversion of the Preferred Stock into Common Stock on December 15, 1999, the difference between the redemption price and the recorded value, which was net of the offering costs of $29,850, $22,000, and $811,065 for Series A, Series B and Series C, respectively, were being accreted to the earliest possible redemption date.

 Liquidation Preference

   Prior to the conversion of the Preferred Stock into Common Stock on December 15, 1999, holders of Series C were entitled to a preference of $7.47 per share, plus accrued and unpaid dividends, upon any liquidation, dissolution or winding up of the Company before distribution or payment could be made upon Series A, Series B or the Company's common stock. Holders of Series B were entitled to a preference of $3.93 per share, plus accrued and unpaid dividends, upon any liquidation, dissolution or winding up of the Company before distribution or payment could be made upon Series A or the Company's Common Stock. Holders of Series A were entitled to a preference of $1.62 per share, plus accrued and unpaid dividends upon the occurrence of such events.

Voting Rights

   Prior to the conversion, preferred stockholders were entitled to vote on an as-if-converted to Common Stock basis.

 Warrants

   In connection with the sale of Series C in December 1998, the Company issued warrants to purchase 40,185 shares of the Company's Common Stock at an exercise price of approximately $7.47 per share. Upon issuance, the warrants had an estimated fair market value totaling $155,065, which has been reflected as a cost of the offering. The warrants vested immediately and are exercisable for a period of three years. As of December 31, 1999, none of the warrants have been exercised. In addition, the Company incurred $656,000 of direct costs in connection with the issuance of Series C.

   In connection with the sale of Series A in June 1997, the Company issued warrants to purchase 616,000 shares of the Company's Common Stock at an exercise price of approximately $1.62 per share. The warrants vested immediately and are

--------------------------------------------------------------------------------
exercisable for a period of three years. Based upon the fair market value of the Common Stock at the date of issuance, the fair value of the warrants was determined to be immaterial. As of December 31, 1999, none of the warrants have been exercised.

   The Company determined the estimated fair value of each warrant using the Black-Scholes option pricing model, and the following assumptions:

                                                               Series A Series C
                                                               Warrants Warrants

                                                             -------- --------

   Risk-free interest rate..................................  6.04%     5.00%
   Expected dividend yield..................................  0.00%     0.00%
   Expected lives outstanding............................... 3 years  3 years
   Expected volatility......................................   50%        70%
   Fair market value of the underlying Common Stock on the
    date of issuance........................................  $0.54     $7.47

(4) Stockholders' Equity

Noncash Common Stock Issuance

   In February 1997, the Company issued 4,526,667 shares of Common Stock for services provided during the formation of the Company, a portion of which was accrued at December 31, 1996. The Company recorded the stock at its fair market value of approximately $0.03 per share, which approximated the value of the services rendered with the corresponding expense being recorded in the Company's statement of operations over the period that the services were provided.

 Warrants

   In June 1997, the Company issued warrants for 280,000 shares of Common Stock with an exercise price of approximately $1.62. The warrants vested immediately and are exercisable for a period of three years. In 1997, the Company issued 47 shares of Common Stock upon the exercise of warrants in return for cash consideration totaling $76. During 1998, the Company issued 209,953 shares of Common Stock upon the exercise of such warrants. The employees issued notes for the purchase price of the Common Stock received upon exercise of the warrants. These notes receivable, totaling $341,024 at December 31, 1999, are reflected as a reduction of stockholders' equity. Interest on the loans are at a rate of 8% per annum, and the principal and the accrued and unpaid interest is due in twenty-four monthly payments, beginning on March 31, 2000. The loans are due in full on February 28, 2002. The loans are full recourse loans and are secured by the underlying shares of Common Stock. The Company also issued security buy-sell agreements in connection with these loans which place restrictions on the transfer of ownership interests, as defined in the agreement. The loans were paid in full plus interest in the first quarter of 2000.

   During 1998, the Company repurchased 46,667 warrants issued to an employee of the Company for $30,000, their intrinsic value on the date of purchase. As of December 31, 1999, 23,333 of the original 280,000 warrants remained outstanding.

   In November 1998, the Company obtained a $500,000 line of credit from a bank. In connection with the line of credit, the Company issued warrants to the bank to purchase 7,000 shares of common stock. Fifty-percent of the warrants have a strike price of $3.93 and fifty-percent have a strike price of $7.47. The estimated fair market value of the warrants at the date of issuance was approximately $28,000, which is included in interest expense in the accompanying statement of operations for the year ended December 31, 1998. The warrants were valued using the Black-Scholes pricing model, assuming volatility of 70%, risk-free interest rate of 5.0%, no expected dividends and a life of five years.

   In October 1999, the Company obtained a $2,500,000 line of credit from a bank. In connection with the line of credit, the Company issued warrants to the bank to

--------------------------------------------------------------------------------
acquire 30,000 shares of the Company's Common Stock at an exercise price of $11.00, equal to the offering price of Common Stock sold in connection with the Company's initial public offering. The estimated fair market value of the warrants at the date of issuance was approximately $172,200. The warrants were valued using the Black Scholes option pricing model, assuming volatility of 75%, a risk-free interest rate of 5%, no expected dividends, an estimated life of three years and $11.00 as the estimated fair value of the underlying Common Stock on the date of issuance.

1999 Stock Purchase Plan

   The 1999 Stock Purchase Plan (the "Plan") was adopted by the board in June 1999 and approved by the stockholders in June 1999. The Plan became effective December 15, 1999. The Plan is designed to allow the Company's eligible employees to purchase shares of Common Stock, at semi-annual intervals, with their accumulated payroll deductions. The Company has reserved 666,667 shares of Common Stock for issuance. Eligible employees are individuals scheduled to work more than 20 hours per week for more than five calendar months per year. The Plan will have a series of successive offering periods, each with a maximum duration of 24 months. The initial offering period started December 15, 1999 and will end on the last business day of October 2001. The next offering period will start on the first business day in November 2001, and subsequent offering periods will be set by the compensation committee. Under the Plan, eligible employees may contribute up to 15 percent of his or her cash earnings through payroll deductions, and the accumulated deductions will be applied to the purchase of shares on each semi-annual purchase date. The purchase price per share will be equal to 85 percent of the fair market value per share on the participant's entry date into the offering period or, if lower, 85 percent of the fair market value per share on the semi-annual purchase date. Semi-annual purchase dates will occur on the last business day of April and October of each year. In no event, however, may any participant purchase more than 1,000 shares on any purchase date, and not more than 166,667 shares may be purchased in total by all participants on any purchase date.

Employee Stock Option Grants

   During 1997, the Company adopted the 1997 Stock Option Plan ("the Plan") under which the Company is authorized to grant incentive and non-qualified stock options to acquire up to 1,096,667 shares of the Company's Common Stock to employees and directors of the Company. Subsequent to December 31, 1998, the Company increased this number to 1,866,760 shares. Furthermore, in September 1999 the Company adopted the 1999 Stock Incentive Plan ("the 1999 Plan"). The 1999 Plan is intended to serve as the successor equity incentive program to the Plan. All outstanding options under the Plan were incorporated into the 1999 Plan, and no further option grants will be made under the Plan. All information disclosed below for the period from January 1, 1999 through December 31, 1999, includes options issued under the Plan and the 1999 Plan (collectively, the "Plans"). Options granted vest over various terms, with a maximum vesting period of five years, and expire after a maximum of ten years. At December 31, 1999, the Company was authorized to grant incentive and non-qualified stock options to acquire up to 3,366,666 shares of the Company's Common Stock to employees and directors of the Company. The Company accounts for options granted under the Plans under APB Opinion No. 25, under which the Company has recorded deferred compensation of $2,696,089 and $1,443,542 during 1999 and 1998, respectively, which will be amortized over the period that services are provided to the Company. During 1999 and 1998, the Company recognized $1,019,771 and $199,535 of deferred compensation, respectively.

   The following table summarizes the Plans at December 31, 1998 and 1999, and activity during the years then ended.

                                                                    Weighted
                                                                     Average
                                                         Shares   Exercise Price
                                                       ---------  --------------

Outstanding, December 31, 1997........................        --      $  --
Granted...............................................   513,800       1.51

--------------------------------------------------------------------------------

Forfeited or canceled.................................        --         --
Exercised.............................................        --         --
                                                       ---------      -----
Outstanding, December 31, 1997........................   513,800      $1.51
Granted...............................................   456,167       2.12
Forfeited or canceled.................................   (95,667)     (1.74)
Exercised.............................................    (2,333)     (1.62)
                                                       ---------      -----
Outstanding, December 31, 1998........................   871,967      $1.81
Granted............................................... 1,838,113       8.27
Forfeited or canceled.................................   (71,098)     (3.88)
Exercised ............................................  (449,158)     (1.69)
                                                       ---------      -----
Outstanding, December 31, 1999........................ 2,189,824      $7.19
                                                       =========      =====


   As of December 31, 1999, 1998, and 1997, 224,979, 266,233, and 0 of the above options were exercisable, respectively, with weighted average exercise prices of $2.97, $1.57, and $0, respectively.

   The following table summarizes the weighted average exercise prices of options granted during the years ended December 31, 1999 and 1998. The table includes options for Common Stock whose exercise price was less than the fair market value, for financial reporting purposes, of the underlying Common Stock at the date of grant, equal to the fair market value at the date of grant and greater than the fair market value at the date of grant.

                                  Years Ended December 31,
                                  -------------------------
                                      1999         1998        1997
                                  ------------ ------------ ----------

Exercise price -
 Less than fair market value:
  Number of options                    438,890     456,167     364,467
                                  ============  ==========   =========
  Weighted average exercise price $       6.00  $     2.12   $    1.73
                                  ============  ==========   =========
  Weighted average fair value of
   options                        $       6.75  $     3.23   $    0.45
                                  ============  ==========   =========
 Equal to fair market value
  Number of options                  1,399,233         --       98,000
                                  ============  ==========   =========
  Weighted average exercise price $       9.00  $      --    $    0.64
                                  ============  ==========   =========
  Weighted average fair value of
   options                        $       0.91  $      --    $    0.07
                                  ============  ==========   =========
 Greater than fair market value
  Number of options                         --         --       51,333
                                  ============  ==========   =========
  Weighted average exercise price $         --  $      --    $    1.62
                                  ============  ==========   =========
  Weighted average fair value of
   options                        $         --  $      --    $    0.04
                                  ============  ==========   =========

   The status of stock options outstanding and exercisable under the Plans as of December 31, 1999 is as follows:

--------------------------------------------------------------------------------

                                                                     Stock Options
                      Stock Options Outstanding                        Exercisable
             ------------------------------------------------   --------------------------
 Range of                     Weighted                                         Weighted
 Exercise    Number of   Average Remaining   Weighted Average   Number of      Average
  Prices      Shares     Contractual Life     Exercise Price     Shares     Exercise Price
-----------  ---------   -----------------   ----------------   ---------   --------------
$1.62-$2.14    374,876          4.1            $2.02            191,645          $1.92

$6.00-$9.00  1,814,948          9.4            $8.28             33,334          $9.00
             ---------         ----            -----            -------          -----
             2,189,824          8.5            $7.19            224,979          $2.97
             =========         ====            =====            =======          =====

In addition, during March 1997 the Company issued options for 51,332 shares of Common Stock outside of the Plans with an exercise price of $0.59. All such options vested over a two year period from March 1997 to March 1999. As of December 31, 1999, 51,332 shares were outstanding and exercisable.

Pro Forma Fair Value Disclosures

   The fair value of each option grant is calculated on the date of grant using the minimum value method with the following weighted average assumptions:

                                                 Year ended December 31,
                                                 -----------------------
                                          1999        1998           1997
                                       ----------- ----------- -----------------

Risk-free interest rate...............        5.5%        5.0%          5.8%
Expected dividend yield...............          0%          0%            0%
Expected lives outstanding............   3.0 years   2.9 years     2.0 years
Expected volatility...................      0.001%      0.001%        0.001%

   Cumulative compensation costs recognized in pro forma net income or loss with respect to options that are forfeited prior to vesting are adjusted as a reduction of pro forma compensation expense in the period of forfeiture.

   Had compensation cost for the Plans been determined consistent with SFAS No. 123, the Company's net loss would have been increased to the following pro forma amounts for the years ended December 31, 1999, 1998, 1997:

                                            1999          1998          1997
                                         ------------- ------------ ------------

Net loss applicable to common
stockholders:
As reported............................. $(23,225,206) $(7,993,023) $(610,050)
Pro forma............................... $(23,577,806) $(8,028,721) $(617,580)
Basic and diluted net loss per share:
As reported............................. $      (4.12) $     (1.58) $   (0.15)
Pro forma............................... $      (4.18) $     (1.58) $   (0.15)

  (5) Debt

--------------------------------------------------------------------------------

   In October 1999, the Company secured a $2,500,000 bank line of credit which allowed for $1,650,000 of immediately available borrowings. In December 1999 the remaining $850,000 became available and the bank line of credit was converted into a revolving line of credit with a maturity date of November 1, 2000. The bank line is secured by all of the Company's assets. In connection with the bank line of credit, the Company issued warrants to the lender for 30,000 shares of common stock. The exercise price of the warrants is equal to $11.00, the offering price of common shares sold in connection with the Company's initial public offering on December 15, 1999. The value of the warrants at the date of issuance was $172,200, which is being amortized to interest expense over the term of the revolving line of credit. Between October and December 1999, the Company drew and paid off $2,050,000 from the line of credit. At December 31, 1999 there was no debt outstanding under the revolving line of credit, and the entire balance is available to the Company.

   In November 1999, the Company received a commitment for a subordinated bridge loan facility with certain of its existing Preferred Stock investors. This facility, which consisted of $2 million of available borrowings, was to be used for working capital and was subordinated to the existing bank line of credit. Borrowings under the facility would bear interest at a fixed annual rate of 11% and the borrowings would be secured by a second lien on all of the Company's assets. The facility also provided for the issuance of warrants for a maximum of 150,000 shares of Common Stock to the lenders. Warrants would be issued only upon the company's draws under the facility, in the amount of one warrant for each $20 drawn. Warrants would be for a three-year term from the date of the related draw, and would have an exercise price of $11.00 per share. The Company did not borrow any funds under this facility and it matured and was cancelled in December 1999 with the closing of the equity financing. As a result there were no warrants issued in conjunction with the facility.

   Interest expense for the years ended December 31, 1999, 1998, and 1997 was $23,110, $36,819 and $37,990, respectively. Interest expense for the years ended December 31, 1999 and 1998 includes $8,072 and $27,819, respectively, related to warrants for Common Stock issued in connection with two separate lines of credit (see Note 4).

(6) Other Related Party Transactions

   The Company engaged the brother of the chief executive officer to provide legal services to the Company. For the years ended December 31, 1998 and 1997, the Company incurred approximately $16,400 and $39,000 in legal expenses to this related party.

   In October 1999, the Company loaned approximately $252,569 to an officer of the Company to exercise 129,500 options granted under the 1997 Stock Option Plan. The interest rate on the note was 10% per annum. The loan was paid in its entirety plus interest in January 2000. The loan is a full recourse loan and is secured by the underlying shares of the common stock. This note receivable, totaling $252,569 at December 31, 1999, is reflected as a reduction of stockholders' equity.

(7) Commitments And Contingencies

Operating Lease Obligations

   The Company leases office and equipment under various operating leases. At December 31, 1999 the aggregate future minimum lease commitments were as follows:

      Year ending December 31-
        2000......................................................... $1,156,785
        2001.........................................................  1,213,337
        2002.........................................................    856,001
        2003.........................................................    217,817
        2004.........................................................     49,629
        Thereafter...................................................        158
                                                                      ----------
                                                                      $3,493,727
                                                                      ==========

--------------------------------------------------------------------------------

   Rent expense for the years ended December 31, 1999, 1998, and 1997 was $592,590, $331,219 and $57,426, respectively.

Employee Benefit Plan

   Effective January 1, 1999, the Company adopted a defined contribution plan under Section 401(k) of the Internal Revenue Code. Eligible employees are permitted to contribute up to 15% of their annual compensation. In addition, the Company may make discretionary and/or matching contributions on behalf of participating employees.

Legal Matters

   The Company is exposed to asserted and unasserted legal claims encountered in the normal course of business. Management believes that the ultimate resolution of any such matters will not have a material adverse effect on the operating results or the financial position of the Company.

(8) Major Customers

     Sales to 6 customers represented approximately 34% of the Company's revenue for 1999. Sales to one customer represented approximately 21% of the Company's revenue for 1998. In addition, this customer owed the Company $9,000 related primarily to course development fees at December 31, 1998. As of December 31, 1999 and 1998, the Company had one customer and five customers, respectively, that individually accounted for more than 10% of accounts receivable. These customers in the aggregate accounted for 17% and 53% of accounts receivable balances at December 31, 1999 and 1998, respectively. The loss of such customers could result in a significant reduction of revenues.

(9) Income Taxes

   Components of the income tax provision applicable to federal and state income taxes are as follows:

                                    1999            1998           1997
                                  --------        --------      ----------

Current benefit:
  Federal.....................   $      --       $      --       $      --
  State.......................          --              --              --
                                 -----------     -----------     -----------
    Total.....................          --              --              --
                                 -----------     -----------     -----------
Deferred benefit:
  Federal.....................    (6,408,455)     (2,401,048)       (184,891)
  State.......................    (1,168,716)       (233,043)        (17,945)
                                 -----------     -----------     -----------
    Total.....................    (7,577,171)     (2,634,091)       (202,836)
                                 -----------     -----------     -----------
    Total tax benefit.........    (7,577,171)     (2,634,091)       (202,836)
                                 -----------     -----------     -----------
Valuation allowance...........     7,577,171       2,634,091         202,836
                                 -----------     -----------     -----------
    Net tax benefit...........   $      --       $      --       $      --
                                 ===========     ===========     ===========

--------------------------------------------------------------------------------
                                  eCollege.com
                        (formerly Real Education, Inc.)

                  NOTES TO FINANCIAL STATEMENTS--(Continued)

   The difference between the statutory federal income tax rate and the Company's effective income tax rate is summarized as follows:

                                                         1999    1998    1997
                                                         -----   -----   -----

Federal income tax rate.................................  35.0%   34.0%   34.0%
Increase (decrease) as a result of-
 State income tax net of federal benefit................   3.9%    3.3%    3.3%
 Deferred compensation..................................  (1.9%)  (1.0%)    --
 Other.................................... .............  (0.6%)  (0.2%)  (0.5%)
 Valuation allowance.................................... (36.4%) (36.1%) (36.8%)
                                                         -----   -----   -----
Effective tax rate......................................    --%     --%     --%
                                                         =====   =====   =====


   Deferred tax assets and liabilities result from the following:

                                                              December 31,
                                                         ----------------------
                                                             1999       1998
                                                         ----------  ----------
 Deferred tax assets-
  Non-current:
    Net operating loss carryforward...............       $9,397,503  $2,919,417

    Other.........................................          136,133      45,646
  Current:
    Contract loss reserve.........................          967,853          --
    Other.........................................           73,677      32,932

                                                         ----------  ----------
    Total deferred tax assets.....................       10,575,166   2,997,995
                                                         ----------  ----------
Less: Valuation allowance.........................      (10,575,166) (2,997,995)
                                                         ----------  ----------
Net deferred tax assets...........................       $       --  $       --
                                                         ==========  ==========

   From its inception, the Company has generated losses for both financial reporting and tax purposes. Accordingly, for income tax return reporting purposes, the Company may utilize approximately $24,500,000 of net operating loss carryforwards, which begin to expire in 2011. The Tax Reform Act of 1986 contains provisions which may limit the net operating loss carryforwards available to be used in any given year if certain events occur, including significant changes in ownership interests.

   The Company has determined that $10,575,166 and $2,998,995 of deferred tax assets as of December 31, 1999 and 1998, respectively, did not satisfy the realization criteria set forth in SFAS No. 109, primarily due to
--------------------------------------------------------------------------------
the Company's operating loss since inception and the start up nature of the Company. Accordingly, a valuation allowance was recorded against the entire deferred tax asset.

(10) Subsequent Events

Exercise of Option

In January 2000, the Company received net proceeds of $5,115,000 from the exercise of the underwriter's over allotment option from the initial public offering. The amount received was after deducting issuance costs of $385,000.

(11) Discontinued Operations

   On March 24, 1997, the Board of Directors approved the disposition of ColoradoNet, an internet service provider acquired in 1996, as the Company determined that such business did not compliment its primary business focus of Internet education. Pursuant to an Asset Purchase Agreement dated May 30, 1997, the Company sold substantially all of the net assets of ColoradoNet for cash of $200,000 to a third party. The gain on the sale of this discontinued operation was $34,632.

   Total revenue for ColoradoNet was $137,055 in 1997.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
** Previously filed.


                                  SIGNATURES

   In accordance with the requirements of the Securities Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in Denver, Colorado, on this 30th day of March, 2000.

                                          eCollege.com

                                          By: /s/ Robert N. Helmick
                                              ----------------------------------
                                              Name:Robert N. Helmick
                                              Title:President and Chief
                                              Executive Officer


                 Signature                                   Title(s)
                 ---------                                   --------


                                            President, Chief Executive Officer
                                             and Chairman of the Board of
         /s/ Robert N. Helmick               Directors (principal executive
-----------------------------------------    officer)
             Robert N. Helmick

                                            Chief Financial Officer and
                                             Treasurer (principal financial
        /s/ Douglas H. Kelsall               officer)
-----------------------------------------
            Douglas H. Kelsall



       /s/  Linda Schmehl                   Principal Accounting Officer
-----------------------------------------
            Linda Schmehl, C.P.A.

--------------------------------------------------------------------------------

                                            Vice President, Chief Technology
        /s/  Johathan M. Dobrin              Officer and Director
-----------------------------------------
             Jonathan M. Dobrin


        /s/  Jack W. Blumenstein
---------------------------------------     Director
             Jack W. Blumenstein

        /s/  Christopher E. Girgenti
---------------------------------------     Director
             Christopher E. Girgenti


                               Power of Attorney

     We the undersigned directors and/or officers of eCollege.com (the "Company") hereby severally constitute and appoint Robert N. Helmick, President and Chief Executive Officer and Douglas H. Kelsall, Chief Financial Officer and Treasurer, and each of them individually, with full powers of substitution and resubstitution, our true and lawful attorneys, with full powers to them and each of them to sign for us, in our names and in the capacities indicated below, the Annual Report on Form 10-K filed with the Securities and Exchange Commission, and any and all amendments to said Annual Report, and to file or cause to be filed the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as each of them might or could do in person, and hereby ratifying and confirming all that said attorneys, and each of them, or their substitute or substitutes, shall do or cause to be done by virtue of this Power of Attorney.

     Pursuant to the requirements of the Securities Act of 1933, as amended, this Registration Statement has been signed by the following persons in the capacities indicated on March 30, 2000.

            Signature                                   Title(s)
            ---------                                   --------

                                            President, Chief Executive Officer
                                             and Chairman of the Board of
        /s/  Robert N. Helmick               Directors (principal executive
---------------------------------------      officer)
             Robert N. Helmick

                                            Chief Financial Officer and
                                             Treasurer (principal financial
        /s/  Douglas H. Kelsall              officer)
---------------------------------------
             Douglas H. Kelsall


        /s/  Linda Schmehl                  Principal Accounting Officer
---------------------------------------
             Linda Schmehl, C.P.A.

                                            Vice President, Chief Technology
        /s/  Jonathan M. Dobrin              Officer and Director
---------------------------------------
             Jonathan M. Dobrin


        /s/  Jack W. Blumenstein
---------------------------------------     Director
             Jack W. Blumenstein


        /s/  Christopher E. Girgenti
---------------------------------------     Director
             Christopher E. Girgenti


                               INDEX TO EXHIBITS

 Number                                Description
 ------                                -----------

  3.1**  Second Amended and Restated Certificate of Incorporation.
  3.2** Form of Amendment to Second Amended and Restated Certificate of Incorporation to be in effect upon the closing of this offering.
  3.3    [Not Used]
  3.4**  Amended and Restated Bylaws
  4.1**  Specimen Common Stock certificate.
 10.1** Unit Purchase Agreement as of June 11, 1997, between the Registrant and the Persons listed on the Schedule of Purchasers attached thereto.
 10.2**  Series B Preferred Share Purchase Agreement dated February 2, 1998

--------------------------------------------------------------------------------
         between the Registrant and the Persons listed on the Schedule of Purchasers attached thereto.
 10.3** Series C Preferred Share Purchase Agreement dated December 21, 1998 between the Registrant and the Persons listed on the Schedule of Purchasers attached thereto.
 10.4** Amended and Restated Registration Agreement made as of December 21, 1998, by and among the Registrant, each of the Series A Investors, each of the Series B Investors and each of the Series C Purchasers.
 10.5** Amended and Restated Shareholders Agreement made as of December 21, 1998, by and among the Registrant and each of the Parties listed on the Schedules attached thereto.
 10.6** Form of Indemnification Agreement by and between the Registrant and its outside directors.
 10.7** Consulting Agreement dated as of June 11, 1997, between the Registrant and New World Equities, Inc.
 10.8** Employment Agreement dated as of May 1, 1997, between the Registrant and Robert N. Helmick.
 10.9** Form of Common Stock Purchase Warrant expiring June 11, 2000, issued pursuant to the Unit Purchase Agreement dated June 11, 1997.
 10.10** Agreement between the Registrant and the University of Colorado dated
         May 22, 1998.
 10.11** Promissory Note dated June 1, 1997 by Registrant in the favor of
         Advanced Worldwide Education, LC.
 10.12   [Not Used]
 10.13** Lease Agreement dated May 10, 1999 between Kennedy Center Partnership and the Registrant.
 10.14** Lease Agreement dated May 10, 1999 between Kennedy Center Partnership and the Registrant.
 10.15** 1999 Employee Stock Purchase Plan.
 10.16** 1999 Stock Incentive Plan.
 10.17** Employment Agreement dated as of April 12, 1999 between the Registrant and Charles P Schneider.
 10.18** Employment Agreement dated as of August 9, 1999 between the Registrant and Douglas H. Kelsall.
 10.19** Amendment to Amended and Restated Stockholders Agreement.
 10.20** Warrant to Purchase Common Stock issued October 21, 1999.
 10.21** U.S. Department of Commerce Financial Assistance Award.
 10.22** Loan and Security Agreement dated October 21, 1999.
  24.1** Powers of Attorney (See Signature Page on Page II-5).
  27.1** Financial Data Schedule.

--------

** Incorporated by reference to identically numbered exhibits included in Registrant's Registration Statement on Form S-1 (File No. 333-78365).

--------------------------------------------------------------------------------
                                      -55-