Form 10-Q
period 2000-03-31
ECOLLEGE COM
filed 2000-05-15
CIK 1085653

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended    March 31, 2000
                              --------------------------------------------------

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


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

     The number of shares outstanding of the Registrant's Common Stock, $.01 par value, as of May 8, 2000 was 15,476,371.

                               eCollege.com(SM)
                               TABLE OF CONTENTS

PART I    FINANCIAL STATEMENTS

  ITEM 1    FINANCIAL STATEMENTS (UNAUDITED)

            Balance Sheets. . . . . . . . . . . . . . . . . . . . . . . 3

            Statements of Operations. . . . . . . . . . . . . . . . . . 4

            Statements of Cash Flows. . . . . . . . . . . . . . . . . . 5

            Notes to Unaudited Condensed Financial Statements . . . . . 6

  ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS . . . . . . . . . . . . . . . . . 8

  ITEM 3    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.13

PART II     OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . .13

  ITEM 1    LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . .13

  ITEM 2    CHANGES IN SECURITIES . . . . . . . . . . . . . . . . . . .13

  ITEM 3    DEFAULTS UPON SENIOR SECURITIES . . . . . . . . . . . . . .13

  ITEM 4    SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS . . . . .13

  ITEM 5    OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . .13

  ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K  . . . . . . . . . . . . .14

            SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . .14

                                    PART I

                             FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                               eCollege.com(SM)


                                BALANCE SHEETS


                                                              March 31,   December 31,
                                                                2000          1999
                                                            -----------   -----------
                                                            (Unaudited)
                                     ASSETS
CURRENT ASSETS:
 Cash and cash
  equivalents.............................................  $15,200,917   $46,307,674
 Available-for-sale securities............................   29,228,135             -
 Accounts receivable, net of allowances
  of $44,800 and $44,800, respectively....................    2,316,802     1,509,453
 Accrued revenue receivable...............................      176,908       126,477
 Other current assets.....................................    1,090,441       639,360
                                                            -----------   -----------
   Total current assets...................................   48,013,203    48,582,964
PROPERTY AND EQUIPMENT, net...............................    5,578,374     4,553,661

Other assets..............................................      589,100       630,100
                                                            -----------   -----------
TOTAL ASSETS..............................................  $54,180,677   $53,766,725
                                                            ===========   ===========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable.........................................  $ 1,429,922   $ 2,619,365
 Accrued liabilities......................................    3,301,187     2,192,966
 Deferred revenue.........................................    3,276,361     2,431,164
 Contract loss reserve....................................    1,910,995     1,808,615
                                                            -----------   -----------
   Total current liabilities..............................    9,918,465     9,052,110
Other liabilities.........................................       12,975        22,785
Contract loss reserve.....................................      318,521       679,440
                                                            -----------   -----------
Total Liabilities                                            10,249,961     9,754,335

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
 Common stock, $0.01 par value; 50,000,000
  shares authorized; 15,381,530 and
  14,711,893 shares, respectively, issued
  and outstanding..........................................     153,815       147,119
 Additional paid-in capital................................  81,319,713    75,388,591
 Warrants and options for common stock.....................   3,564,682     4,252,376
 Notes receivable..........................................           -      (593,593)
 Deferred compensation.....................................  (2,581,442)   (2,920,325)
 Unrealized loss on available-for-sale securities..........     (26,920)            -

Accumulated deficit........................................ (38,499,132)  (32,261,778)
                                                            -----------   -----------
 Total stockholders' equity................................  43,930,716    44,012,390
                                                            -----------   -----------
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY....................................................  $54,180,677   $53,766,725
                                                            ===========   ===========

The accompanying notes to the unaudited condensed financial statements are an integral part of the (balance sheets/statements).


                               eCollege.com(SM)
                            STATEMENTS OF OPERATIONS

                                 For the Three
                                  Months Ended
                                    March 31,
                            -------------------------
                                2000          1999
                            -----------   -----------
                                  (Unaudited)

REVENUE:

Campus and course
 development fees.........  $ 1,167,260   $   325,010
Student fees..............    1,204,299       285,947
                            -----------   -----------
  Total revenue...........    2,371,559       610,957
COST OF REVENUE...........    2,576,909     1,223,712
                            -----------   -----------
  Gross profit (loss).....     (205,350)     (612,755)
                            -----------   -----------
OPERATING EXPENSES:
 Selling and
  marketing................   2,869,031     1,305,341
 General and
  administrative...........   2,575,333       735,824
 Product development.......   1,285,584       593,268
                            -----------   -----------
  Total operating
   expenses...............    6,729,948     2,634,433
                            -----------   -----------
LOSS FROM OPERATIONS......   (6,935,298)   (3,247,188)
OTHER INCOME (EXPENSE):
 Interest and other
  income...................     757,513       119,896
 Interest expense..........     (59,568)            -
                            -----------   -----------
NET LOSS...................  (6,237,353)   (3,127,292)
NET LOSS APPLICABLE TO
 COMMON STOCKHOLDERS:
 Net loss.................. $(6,237,353)  $(3,127,292)
 Dividends on
  mandatorily
  redeemable,
  convertible preferred
  stock....................           -      (530,270)
 Accretion of
  mandatorily redeemable,
  convertible preferred
  stock....................           -       (85,271)
                            -----------   -----------
NET LOSS APPLICABLE TO
 COMMON STOCKHOLDERS....... $(6,237,353)  $(3,742,833)
                            ===========   ===========

BASIC AND DILUTED NET

LOSS PER SHARE............       $(0.42)       $(0.73)
                            ===========   ===========


     The accompanying notes to the condensed financial statements are an integral part of these statements.

                               eCollege.com(SM)
                            STATEMENT OF CASHFLOWS


                                                     Three Months Ended
                                                          March 31,
                                                ------------    -----------
                                                    2000            1999
                                                ------------    -----------
                                                        (Unaudited)

CASH FROM OPERATIONS..........................  $ (6,100,538)   $(3,012,592)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment...........    (1,594,881)      (327,751)
 Purchases of marketable securities...........   (29,255,055)             -
                                                ------------    -----------
  Net cash used in investing activities.......   (30,849,936)      (327,751)
                                                ------------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of common stock.......     5,636,830         12,540
 Proceeds from issuance of preferred stock....             -      2,250,000
 Payment of stock issuance costs..............      (386,706)      (656,000)
 Proceeds on notes receivable.................       593,593              -
                                                ------------    -----------
  Net cash provided by financing activities...     5,843,717      1,606,540
                                                ------------    -----------
NET DECREASE IN CASH AND CASH
EQUIVALENTS...................................   (31,106,757)    (1,733,803)
CASH AND CASH EQUIVALENTS, beginning of period    46,307,674     11,661,186
                                                ------------    -----------
CASH AND CASH EQUIVALENTS, end of period......  $ 15,200,917    $ 9,927,383
                                                ============    ===========


     The accompanying notes to the condensed financial statements are an integral part of these statements.

                               eCollege.com(SM)
                         NOTES TO UNAUDITED CONDENSED
                             FINANCIAL STATEMENTS

1.   Organization and Nature of Business

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

     In December 1999, the Company completed an initial public offering of 5,000,000 shares of common stock at $11.00 per share. Net proceeds to the Company aggregated to $51,150,000. On January 13, 2000, the Company received net proceeds of $5,115,000 from the exercise of 500,000 shares of the underwriter's over allotment option. The amount received was net of the estimated underwriting offering expenses.

2.   Basis of Presentation

     The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations. The unaudited condensed financial statements reflect all adjustments and disclosures that are, in the opinion of management, necessary for a fair presentation. All such adjustments are of a normal recurring nature. Certain amounts in the 1999 financial statements have been reclassified to conform to the 2000 presentation. Management does not believe the effects of such reclassifications are material. The results of operations for the interim period ended March 31, 2000, are not necessarily indicative of the results of the full fiscal year. For further information, refer to the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K, for the year ended December 31, 1999.

Recent Accounting Pronouncements

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 was amended by SAB 101A, which delayed the implementation date of SAB 101 for calendar year end reporting companies, including eCollege.com, to the quarter ending June 30, 2000. In March 2000, the Emerging Issues Task Force reached a consensus on Issue No. 00-3, Application of AICPA SOP 97-2, "Software Revenue Recognition to Arrangements That Include the Right to Use Software Stored on Another Entity's Hardware" ("EITF Issue No. 00-3") to be applicable for the quarter beginning after June 30, 2000. The consensus identifies those software arrangements under which entities can account for sales of software in accordance with SOP 97-2, and those arrangements that do not qualify as a sale of software.

     The Company is currently evaluating SAB 101 in conjunction with EITF Issue No. 00-3 and is in the process of determining the impact these pronouncements will have on its financial position, revenues and results of operations for the quarter ending June 30, 2000 and subsequent periods. The impact of SAB 101 will be reported as a change in accounting principle, computed as of March 31, 2000, in accordance with FASB Statement No. 3. This may result in a significant cumulative effect adjustment that would be reflected in the Company's results of operations for the three months ended June 30, 2000.

3.   Net Loss Per Share

     Basic net loss per share is computed by dividing net loss available to Common Stockholders for the period by the weighted-average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and potential common shares outstanding during the period if the effect of the potential common shares is dilutive. The Company has excluded the weighted average effect (using the treasury stock method) of Common Stock issuable upon conversion of all convertible Preferred Stock, warrants and stock options from the computation of diluted earnings per share as the effect of all such securities is anti-dilutive for all periods presented. The shares excluded are as follows:


For the quarter ended March 31,

        2000..................................................    962,220
                                                                =========
        1999..................................................  5,579,140
                                                                =========

     At March 31, 2000, the Company had issued rights to 2,591,256 shares of Common Stock under the Company's warrant and stock option agreements.

     Net loss from continuing operations per share is calculated as follows:

                                    Three Months Ended
                                         March 31,
                                --------------------------
                                    2000           1999
                                -----------    -----------
Numerator:
  Net loss from continuing
   operations................   $(6,237,353)   $(3,127,292)

  Dividends on
   mandatorily redeemable,
   convertible preferred
   stock.....................             -       (530,270)
  Accretion of mandatorily
   redeemable, convertible
   preferred stock...........             -        (85,271)
                                -----------    -----------
  Net loss from continuing
   operations applicable to
   common stockholders.......   $(6,237,353)   $(3,742,833)
                                ===========    ===========
Denominator:
  Weighted average shares
   outstanding...............    14,745,694      5,116,230
                                ===========    ===========

4.   Comprehensive income

     During the three months ended March 31, 2000 and 1999, total comprehensive loss was $6,264,273 and $3,127,292, respectively. Adjustments to the Company's net loss to derive comprehensive loss are comprised of unrealized losses on the Company's available-for-sale securities.

5.   Legal Matters

     The Company is exposed to asserted and unasserted legal claims encountered in the normal course of business. Management believes that the ultimate resolution of any such matters will not have a material adverse effect on the operating results or the financial position of the Company.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain statements in this Section and elsewhere in this report are forward-looking in nature and relate to trends and events that may affect the Company's future financial position and operating results. Such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The terms "expect," "anticipate," "intend," and "project" and similar words or expressions are intended to identify forward-looking statements. These statements speak only as of the date of this report. The statements are based on current expectations, are inherently uncertain, are subject to risks, and should be viewed with caution. Actual results and experience may differ materially from the forward-looking statements as a result of many factors, including changes in economic conditions in the markets served by the Company, increasing competition, and other unanticipated events and conditions. It is not possible to foresee or identify all such factors. The Company makes no commitment to update any forward-looking statement or to disclose any facts, events, or circumstances after the date hereof that may affect the accuracy of any forward-looking statement.

     Forward looking statements made in this Form 10-Q include references to our development of our CampusPortal product, and the expected impact of this product on our financial results. The CampusPortal product development contains certain risks including possible delays in development, cost overruns and customer acceptance. This form 10-Q also contains statements about our expected increases in revenues and expected trends in our operating expenses. These statements are forward looking statements and should be read in conjunction with certain risk factors in our Form S-1 dated December 14, 1999, our Form 10-K dated March 30, 2000 and other filings we have made with the SEC.

Overview

     eCollege.com(SM) is a leading provider of technology and services that enable colleges, universities and corporations to offer an online environment for distance and on-campus learning. Our technology enables our customers to reach a large number of additional students who wish to take online courses at convenient times and locations. Our customers can also use our technology to supplement their on-campus courses with an online learning environment.

     We were founded and began delivering our services to the University of Colorado in 1996. In 1997, we grew our customer base and revenue while developing our technology to support substantial growth. As of March 31, 2000, the Company had 156 contracts covering 200 individual campuses. Since our inception our customers have purchased or ordered more than 3,000 online courses along with course building services. For the Spring 2000 academic term, we had 113 customers offering online courses to students, and our customers had approximately 19,000 student enrollments in online courses provided by us. We have invested, and continue to invest, in expanding our service capabilities by expanding our infrastructure and increasing our human resources. Our expenditures have exceeded our revenues since our inception, and our losses have increased as a result of our accelerated growth. We currently intend to continue to increase our operating expenses to support anticipated growth, to fund increased sales and marketing, and to enhance existing and develop new technologies.

Business Strategy

     Our objectives are to be the leading provider of technology to be used in education and training, and for our services to be the highest standard in the industry. Our strategy to achieve these objectives includes providing the leading eteaching platform for teaching and learning on-campus, for distance education and for corporate training; providing key front-office transactions between educators and their students; and helping institutions create life-long learning communities.

     The Company is also developing technology that will allow eCollege.com(SM) and its customers to include online advertising on their online campus portals and to generate ecommerce revenue from the online communities of the customers using the eCollege.com(SM) campus product. The new version of the eCollege.com(SM) campus product

(CampusPortal(SM)) will have options including courses and course supplements, community or corporate information, faculty/instructor development, customized personal homepages, and administrative student or employee services, as well as advertising and ecommerce, as approved by our customers. We are considering several pricing strategies for this product and are therefore not yet able to estimate the impact of the release of this product on our financial statements.

Revenue

     We primarily generate revenue from three sources:

     . an initial development and design services fee to build an online campus;

     .  development and design services fees to build online courses; and

     .  enrollment fees for each student in an online course.

     Historically, we offered an online campus bundled with a minimum number of courses, as well as maintenance and support. In September 1999, we made the strategic decision to unbundle our product and service offerings. We believe that our unbundled services will attract a greater number of prospective customers by allowing them to customize our offering to meet their needs. Accordingly, while we continue to offer our online campus product either alone or bundled with online courses, we have recently begun to generate revenues from additional sources. These additional sources include:

     . maintenance fees to manage the online campus during the term of the agreement;

     . service fees, including online campus implementation, faculty training and support and technical consulting services; and

     . fees for products that supplement traditional classroom courses
       (eCompanion(SM) and eToolkit(SM)).

     In the first quarter of 2000, revenue from these additional sources was insignificant.

     Two new products were introduced in 1999 including: eToolkit(SM), a basic version of our online course development software, which allows web-based communication between faculty and students and encourages professors to begin using our technology and services; and eCompanion(SM), a course development product specifically designed to enable instructors to supplement their existing on-campus courses by providing class information, including lectures and notes over the Internet. Due to the nature and requirements of these products, especially eCompanion(SM), the Company expects to service a higher volume of students. We intend to use these products as a marketing tool and do not anticipate a significant amount of revenue derived from these products in the coming year.

     We typically enter into contracts with colleges, universities and corporations to provide our online learning products and services. The average term of our contracts is three to five years. Each contract is based on our standard form, customized for each college, university, or corporation and specifies the products and services we will provide. These contracts specify the online campus purchased, the initial number of online courses purchased as well as the price for additional online courses and services. We recognize our development fees on a percentage of completion basis as the online campus and course development and design services are performed. Our use of this method requires management to estimate the degree of completion of each contract. To the extent the original estimate proves to be inaccurate, the revenues and gross profit or loss reported for the periods during which work on the contract is ongoing may not accurately reflect the final results of the contract. Any anticipated losses on contracts are charged to earnings when identified.

     As noted in the recent accounting pronouncements section of this 10Q, we are currently reviewing the impact that SAB 101 and EITF No. 00-3 could have on our revenue recognition policy and on our financial statements. This change would be reported as a cumulative adjustment as a result of a change in accounting principle.

     We charge our customers a student fee for each student enrolled in an online course or on-campus class using online course supplements. These fees are recognized ratably over the duration of the course.

     Our business model is based upon a number of factors, including increasing the acceptance of online learning among colleges, universities, and corporations, adding new customers, developing additional courses for our existing customers, increasing student enrollment in online courses, and selling new products and services to our clients. For the quarter ending March 31, 2000, we received approximately half of our revenue from development and design services fees for building campuses and courses, and approximately half from student fees. We expect that the development revenue stream will continue to grow, but that the student fees will become a larger percentage of total revenue as the number of online courses offered by our customers and the numbers of students in those courses continue to increase. As our incremental cost to service additional student enrollment declines as student enrollment increases, we will be able to offer discounts to our customers who guarantee higher student volumes. Additionally, our supplemental online teaching solutions are generally priced lower than our full-course solutions. As our pricing and product mix change, we anticipate that student enrollment will increase and the average student fee may decline.

     In October 1998, we were awarded a grant of approximately $1,900,000 by the National Institute of Standards and Technology, or NIST, a department of the U.S. Department of Commerce. We are entitled to receive payments under the grant as we perform research related to automated course content creation and organization, and tutoring delivery systems. Maximum payments under the NIST grant are $713,000 in 1999, $583,000 in 2000 and $583,000 in 2001. Pursuant to
the terms of the NIST grant, work must be performed at a prescribed format and pace. We believe we will be able to perform under the terms of the NIST grant, however, there is no assurance we will continue to receive payments under the NIST grant or that we will receive the maximum payments under the NIST grant. We recognized $81,865 and $0 of NIST revenue for the three months ended March 31, 2000 and 1999, respectively. We do not intend that revenue from such grant will constitute a significant portion of our revenue in the future. We may apply for other grants in the future, although we have no present plans to do so.

Grant Program

     We implemented a Grant Program in late 1999 designed to assist new and existing customers in increasing the number of online courses they offer using our products and services and the number of students pursuing online degrees. Seventy Two Grants were awarded, at our discretion, to institutions based on demonstrated commitment to a quality online degree program, the number of current and potential students, the college or university's unique approach to online learning and other factors. Pursuant to the Grant Program, we stopped awarding additional grants in January 2000.

     A portion of the grants are educational support funds and are considered contract costs. If contract costs, including appropriate educational support funds, are in excess of the revenue to build a customer's campus or courses, such excess is expensed as a contract loss in the quarter in which the loss is first identified. At December 31, 1999, the Company recognized a loss on such contracts of $2,438,055. The determination of the contract loss requires management to make estimates and assumptions regarding the total amount of costs to be incurred. These estimates and assumptions may change and affect the reported amounts of the contingent liability on the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. As contracts are completed, actual results could differ from those estimated in prior periods and could impact reported amounts of revenue and expense in that reporting period.

     We have granted $7,402,268 which consists of $1,698,941 in grants for marketing funds and $5,703,327 in educational support funds. Pursuant to the terms of the grants, funds are paid to our customers after they have provided receipts for reimbursement. For the three months ended March 31, 2000, we made disbursements of $36,500 under the grant program. We expense the marketing fund component as we expect our customers to incur them. We expect that our customers will incur these expenses equally throughout the year 2000, and have expensed approximately $400,000 for the three months ended March 31, 2000. We expense educational support funds as they are incurred which is generally as the courses under the grant are developed. For the three months ended March 31, 2000, we have expensed $140,000 of educational support funds.

Results Of Continuing Operations

     We have incurred significant losses since our inception, resulting in an accumulated deficit of $38,499,132 as of March 31, 2000 compared to $12,779,696 as of March 31, 1999. We intend to continue to make investments in technology which may involve the development, acquisition or licensing of technologies that compliment or augment our existing services, technologies and products. We also intend to continue to invest in marketing activities. Accordingly, we expect to incur operating losses for the foreseeable future.

Three Months Ended March 31, 2000 and 1999

     Revenue. Revenue increased to $2,371,559 for the three months ended March 31, 2000 from $610,957 for the three months ended March 31, 1999. Increases in revenue are due to increased student enrollment in online courses, as well as an increased number of online campuses and courses developed. Student fees represented $1,204,299 and $285,947 of total revenue for the three months ended March 31, 2000 and 1999, respectively. Campus and course development fees represented $1,167,260 and $325,010 of total revenue, respectively, for these same periods. Revenue from the NIST grant was $81,865 for the three months ended March 31, 2000 and is included in development revenue.

     Cost of Revenue. Cost of revenue increased to $2,576,909 for the three months ended March 31, 2000 from $1,223,712 for the three months ended March 31, 1999. Our cost of revenue increased primarily due to additional personnel costs to support our growth in revenue. Our operations and account management personnel increased to 141 at March 31, 2000 from 79 at March 31, 1999. In addition, cost of revenue increased as a result of accrued grant expenses of approximately $140,000.

     Gross Margin. We experienced a negative gross margin of $205,350 for the three months ended March 31, 2000 as compared to a negative gross margin of $612,755 for the three months ended March 31, 1999. The favorable increase in gross margin was primarily due to a decrease in sales commissions, which was a result of the Company changing its commission program to better align it with revenue recognized, and an improved utilization of our professional services staff.

     Selling and Marketing. Selling and marketing expenses increased to $2,869,031 for the three months ended March 31, 2000 from $1,305,341 for the three months ended March 31, 1999. The increase was primarily due to increases in the number of selling and marketing personnel, additional trade show participation and other promotional activities, and increases in travel expense. Our selling and marketing personnel increased to 64 at March 31, 2000 from 53 at March 31, 1999. The increase in selling and marketing expenses also reflects an increase in marketing costs associated with the grant program of approximately $400,000 for the three months ended March 31, 2000 from $0 for the three months ended March 31, 1999.

     General and Administrative. General and administrative expenses increased to $2,575,333 for the three months ended March 31, 2000 from $735,824 for the three months ended March 31, 1999. The increase was primarily due the Company's investment in building and developing management team and operating infrastructure. The number of general and administrative personnel increased to 54 at March 31, 2000 from 28 at March 31, 1999. In addition, outside consulting, professional fees, recruiting fees and travel expenses increased, reflecting our expanded business activities. We expect our general and administrative dollars to grow in absolute dollars. However, we expect the increase in cost to be slower than the increase in revenue and therefore expect the general and administrative expenses to decline as a percent of revenue.

     Since inception, we incurred aggregate deferred compensation of $4,139,631 in connection with the grant of options to employees. We have recorded this amount as a reduction to equity and are amortizing this amount to compensation expense over the vesting period of such options, which ranges from 2 to 3 years. During the three months ended March 31, 2000 and 1999, we have recognized compensation expense in the amount of $338,883 and $103,000, respectively. The majority of compensation expense related to such options is included in general and administrative expense. However, a portion of such compensation expense has been allocated to cost of revenue, selling and marketing expense and product development expense as appropriate. We expect approximate future per quarter amortization related to deferred compensation to be as follows:

      Quarters
       in the
        Year
       Ended
      December
         31,       Quarterly Amount
      --------   --------------------


      2000       $340,000 -- $350,000
      2001       $280,000 -- $340,000
      2002       $ 80,000 -- $200,000

     Product Development. Product development expenses increased to $1,285,584 for the three months ended March 31, 2000 from $593,268 for the three months ended March 31, 1999. The increase was primarily due to the development of our CampusPortal(SM) product, enhancements for our eTeaching Solutions(SM) and an investment in tools to improve our efficiency in developing campuses and courses. We expect that product development costs will continue to increase as we focus our spending on the development and enhancement of the CampusPortal(SM) and eTeaching Solutions(SM) product.

     Other Income (Expense). Interest and other income, which consists primarily of interest earnings on our cash and cash equivalents and short term investments, increased to $757,513 for the three months ended March 31, 2000 from $119,896 for the three months ended March 31, 1999. This increase is primarily due to an increase in cash as a result of the equity financing that occurred in the fourth quarter of 1999 and the first quarter of 2000 of $51,150,000 and $5,115,000, respectively. Interest expense resulting from amortization of warrants and prepaid fees associated with establishing the line of credit entered into in 1999 was $59,568 for the quarter ending March 31, 2000.

     Net loss. Our net loss applicable to common stockholders increased to $6,237,353, or $.42 per share, from $3,742,833, or $.73 per share, for the three months ended March 31, 2000 and 1999, respectively. The net loss applicable to common stockholders in 1999 includes the impact of dividends and accretion related to our mandatorily redeemable convertible preferred stock.

Liquidity and Capital Resources

     The Company's cash, cash equivalents, and short term investments decreased $1,878,622 from $46,307,674 at December 31, 1999 to $44,429,052 at March 31,
2000. Specifically, the Company had cash and cash equivalents (money market funds and less than 90 days available for sale securities) of $15,200,917 and available for sale securities of $29,228,135 at March 31, 2000. The decrease in cash and cash equivalents was due to cash used in operating activities of $6,100,538 and cash used in investing activities of $1,594,881. The decrease in cash provided from operating and investing activities was offset by cash provided by financing activities of $5,843,717.

     We have financed the majority of our operations through the issuance of equity securities. We have sold Common Stock and Preferred Stock generating aggregate proceeds of $83,158,214 from inception through March 31, 2000.

     In January 2000, we received net proceeds of $5,115,000 from the exercise of the underwriter's over allotment option. The amount received was net of the estimated underwriting offering expenses.

     We used the net proceeds from our recent equity financing to fund capital expenditures and to support sales and marketing activities, product development activities, expanding our data center, investing in short term marketable securities with maturities of one year or less, and for other expenses associated with our growth. In the upcoming year, we specifically plan to enhance our new data center, continue to develop new products and services, and to continue to invest in new equipment to support our increasing human resources. We also plan to implement new accounting and financial information systems.

     We expect the proceeds that we received from our initial public offering in December 1999, the exercise of the underwriter's over allotment option in the first quarter of 2000, together with cash generated from operations to meet our working capital and capital expenditure requirements for at least the next 12 months. Beyond the next 12 months, we may need to obtain additional debt and/or equity financing to fund our operations and anticipated growth. Although there can be no guarantee, we believe such funds will be available to us.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk represents the risk of loss that may impact our financial position, operating results or cash flows due to adverse changes in financial market prices and rates. The Company is, or may become, exposed to market risk in the areas of changes in United States interest rates and changes in foreign currency exchange rates as measured against the United States dollar. These exposures are directly related to our normal operating and funding activities. Historically and as of March 31, 2000, we have not used derivative instruments, engaged in hedging activities or entered into any foreign currency transactions.



                                    PART II

                               OTHER INFORMATION

Item 1.  LEGAL PROCEDINGS

     We are not a party to any material legal proceedings.

Item 2.  CHANGES IN SECURITIES

     On December 15, 1999, the Company consummated its initial public offering (the "Offering") of its Common Stock, par value $.01 per share (the "Common Stock"). The registration statement relating to the Offering (File No. 333-78365) was declared effective on December 14, 1999. Banc of America Securities LLC, William Blair & Company, and Prudential Volpe Technology were the managing underwriters of the Offering. The Offering terminated on January 13, 2000 upon the sale of 500,000 shares of the underwriters' overallotment option. The Company registered and sold a total, including the underwriters' over-allotment, of 5,500,000 shares with an aggregate registered price of $60,500,000.

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

     The net offering proceeds to the Company $56,265,000, of which $5,115,000 relates to the exercise of 500,000 shares of the underwriters' over-allotment option on January 13, 2000. The Company used a portion of the proceeds to repay $2,050,000 in bank debt. At the time of the initial public offering, 4,150,402 shares of the Company's Series A, B, and C Preferred Stock were converted to $4,150,402 shares of Common Stock. The Company expects to use its remaining net proceeds to enhance our new data center, continue to develop new products and services, and to continue to invest in new equipment to support our increasing human resources. We also plan to implement new accounting and financial information systems.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

Item 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     Not applicable.

Item 5.  OTHER INFORMATION

     Not applicable.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

              The following is a list of exhibits filed as part of this Report on Form 10-Q. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated parenthetically except for in those situations where the exhibit number was the same as set forth below.

                Exhibit
                 Number     Description
              ------------- ---------------------------------------------------
              11            Statement Regarding Computation of Per Share
                            Earnings (Loss) (included in notes to financial
                            statements)
              27            Financial Data Schedule

(b) The Company did not file any reports on Form 8-K during the three months ended March 31, 2000.



--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                                  SIGNATURES

     In accordance with the requirements of the Securities Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in Denver, Colorado, on this 15th day of May, 2000.

                                  eCollege.com

                                  /s/ Robert N. Helmick
                                  ----------------------------------------------
                                  Name:Robert N. Helmick
                                  Title:President, Chief Executive
                                  Officer and Chairman of the Board of Directors (principal executive officer)

                                  /s/ Douglas H. Kelsall
                                  ----------------------------------------------
                                  Name: Douglas H. Kelsall
                                  Title: Chief Financial Officer and
                                  Treasurer (principal financial
                                  officer)

                                  /s/ Linda Schmehl
                                  ----------------------------------------------
                                  Name: Linda Schmehl C.P.A.
                                  Title: Chief Accounting Officer