Form 10-Q
period 2000-06-30
ECOLLEGE COM
filed 2000-08-14
CIK 1085653

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


                                  (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                For the quarterly period ended    June 30, 2000
                -----------------------------------------------

                                      or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

For the transition period from _____________________ to ________________________

                       Commission file number 000-28393
                   ----------------------------------------

                                 eCollege.com
           ---------------------------------------------------------
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
                         -----------------------------



     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

     The number of shares outstanding of the Registrant's Common Stock, $.01 par value, as of August 9, 2000 was 16,042,067.

                               eCollege.com(SM)
                               TABLE OF CONTENTS

PART I    CONDENSED FINANCIAL INFORMATION

ITEM 1    FINANCIAL STATEMENTS (UNAUDITED)

          Balance Sheets. . . . . . . . . . . . . . . . . . . . . . . . . . . .3

          Statements of Operations. . . . . . . . . . . . . . . . . . . . . . .4

          Statements of Cash Flows. . . . . . . . . . . . . . . . . . . . . . .5

          Notes to Unaudited Condensed Financial Statements . . . . . . . . . .6

ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS . . . . . . . . . . . . . . . . . . . . . .8

ITEM 3    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK. . . . . 13

PART II   OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . . 13

ITEM 1    LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . . . . . 13

ITEM 2    CHANGES IN SECURITIES AND USE OF PROCEEDS   . . . . . . . . . . . . 13

ITEM 3    DEFAULTS UPON SENIOR SECURITIES . . . . . . . . . . . . . . . . . . 14

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . . . . . . . 14

ITEM 5    OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . . 14

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K  . . . . . . . . . . . . . . . . . 14

          SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . 14

                                    PART I

                             FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

                               eCollege.com(SM)


                                BALANCE SHEETS


                                                                                           June 30,      December 31,
                                                                                             2000           1999
                                                                                          -----------    -----------
                                                                                                  (Unaudited)
                                          ASSETS
CURRENT ASSETS:
Cash and cash
    equivalents.........................................................................  $13,187,182    $46,307,674
Available-for-sale securities...........................................................   26,090,743              -
Accounts receivable, net of allowances
    of $144,363 and $44,800, respectively...............................................    2,828,701      1,509,453
Accrued revenue receivable..............................................................      411,636        126,477
Notes receivable - related party........................................................      416,000              -
Other current assets....................................................................    1,345,856        639,360
                                                                                          -----------    -----------
      Total current assets..............................................................   44,280,118     48,582,964

Property and equipment, net.............................................................    6,246,965      4,553,661

Other assets............................................................................    1,325,145        630,100
                                                                                          -----------    -----------
TOTAL ASSETS............................................................................  $51,852,228    $53,766,725
                                                                                          ===========    ===========

                                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable......................................................................  $ 1,105,923    $ 2,619,365
  Capital lease obligation..............................................................      503,416              -
  Accrued liabilities...................................................................    4,383,677      2,192,966
  Deferred revenue......................................................................    3,607,011      2,431,164
  Contract loss reserve.................................................................    2,055,491      1,808,615
                                                                                          -----------    -----------
      Total current liabilities.........................................................   11,655,518      9,052,110

LONG TERM LIABILITIES:
  Capital lease obligation..............................................................      809,511              -
  Other liabilities.....................................................................       10,380         22,785
  Contract loss reserve.................................................................      145,158        679,440
                                                                                          -----------    -----------
      Total long term liabilities.......................................................      965,049        702,225

                                                                                          -----------    -----------
Total Liabilities                                                                          12,620,567      9,754,335
                                                                                          -----------    -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Common stock, $0.01 par value; 50,000,000
    shares authorized; 16,033,393 and
    14,711,893 shares, respectively, issued
    and outstanding.....................................................................      160,334        147,119
  Additional paid-in capital............................................................   82,979,387     75,388,591
  Warrants and options for common stock.................................................    3,059,829      4,252,376
  Notes receivable......................................................................            -       (593,593)
  Deferred compensation.................................................................   (2,222,070)    (2,920,325)
  Net unrealized loss on available-for-sale securities..................................      (11,318)             -
  Accumulated deficit...................................................................  (44,734,501)   (32,261,778)
                                                                                          -----------    -----------
  Total stockholders' equity............................................................   39,231,661     44,012,390
                                                                                          -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY..................................................................................  $51,852,228    $53,766,725
                                                                                          ===========    ===========

The accompanying notes to the unaudited condensed financial statements are an integral part of these balance sheets.

                               eCollege.com(SM)
                           STATEMENTS OF OPERATIONS

                                                   For the Three                 For the Six
                                                   Months Ended                  Months Ended
                                                     June 30,                      June 30,
                                            --------------------------   ---------------------------
                                                2000          1999           2000            1999
                                            -----------   ------------   ------------    -----------
                                                   (Unaudited)                   (Unaudited)

REVENUE:
Campus and course
 development fees.........................  $   996,270   $    333,473   $  2,200,569    $   658,483
Student fees..............................    1,528,398        451,094      2,695,658        737,041
                                            -----------   ------------   ------------    -----------
   Total revenue..........................    2,524,668        784,567      4,896,227      1,395,524
COST OF REVENUE...........................    2,482,695      1,900,963      5,059,606      3,124,675
                                            -----------   ------------   ------------    -----------
   Gross profit (loss)....................       41,973     (1,116,396)      (163,379)    (1,729,151)
                                            -----------   ------------   ------------    -----------
OPERATING EXPENSES:
Selling and
   marketing..............................    2,597,980      1,921,137      5,467,010      3,226,478
General and
   administrative.........................    3,228,737      1,018,592      5,804,069      1,754,416
Product development.......................    1,016,851        364,960      2,302,436        958,228
                                            -----------   ------------   ------------    -----------
   Total operating
    expenses..............................    6,843,568      3,304,689     13,573,515      5,939,122
                                            -----------   ------------   ------------    -----------
LOSS FROM OPERATIONS......................   (6,801,595)    (4,421,085)   (13,736,894)    (7,668,273)
OTHER INCOME (EXPENSE):
 Interest and other
   income.................................      624,182         82,358      1,381,696        202,254
 Interest expense.........................      (57,956)             -       (117,525)             -
                                            -----------   ------------   ------------    -----------
NET LOSS..................................   (6,235,369)    (4,338,727)   (12,472,723)    (7,466,019)
Dividends on
   mandatorily redeemable,
   convertible preferred
   stock..................................            -       (550,028)             -     (1,080,298)
Accretion of
   mandatorily redeemable,
   convertible preferred
   stock..................................            -        (85,227)             -       (170,498)
                                            -----------   ------------   ------------    -----------
NET LOSS APPLICABLE TO
 COMMON STOCKHOLDERS......................  $(6,235,369)  $ (4,973,982)  $(12,472,723)   $(8,716,815)
                                            ===========   ============   ============    ===========

BASIC AND DILUTED NET

LOSS PER SHARE............................  $     (0.40)  $     (0.96)   $      (0.81)   $     (1.70)
                                            ===========   ===========    ============    ===========
Weighted Average Shares Outstanding -
   Basic and Diluted......................   15,627,446      5,156,218     15,411,149      5,135,349
                                            ===========   ============   ============    ===========
PRO FORMA NET LOSS FROM CONTINUING
   OPERATIONS PER SHARE:
   Basic and diluted net loss per share...                $      (0.47)                  $     (0.81)
                                                          ============                   ===========
   Weighted average common shares
      outstanding - basic and diluted.....                   9,256,396                     9,235,527
                                                          ============                   ===========


 The accompanying notes to the condensed financial statements are an integral part of these statements.

                               eCollege.com(SM)
                           STATEMENTS OF CASH FLOWS



                                                        Six Months Ended
                                                            June 30,
                                                   ---------------------------
                                                       2000           1999
                                                   ------------    -----------
                                                          (Unaudited)

NET CASH USED IN OPERATIONS......................  $(11,953,856)   $(5,624,939)
                                                   ------------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment.............    (2,966,559)    (1,096,394)
  Purchases of marketable securities.............   (29,255,055)             -
  Proceeds from sales of marketable securities...     3,152,994              -
  Notes receivable to related parties............      (416,000)             -
                                                   ------------    -----------
    Net cash used in investing activities........   (29,484,620)    (1,096,394)
                                                   ------------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock.........     6,798,170         84,805
  Proceeds from issuance of preferred stock......             -      2,250,000
  Payment of stock issuance costs................      (386,706)      (656,000)
  Proceeds from lease line of credit.............     1,312,927              -
  Proceeds from notes receivable.................       593,593              -
  Deferred initial public offering costs.........             -       (300,550)
                                                   ------------    -----------
    Net cash provided by financing activities....     8,317,984      1,378,255
                                                   ------------    -----------
NET DECREASE IN CASH AND CASH
EQUIVALENTS......................................   (33,120,492)    (5,343,078)
CASH AND CASH EQUIVALENTS, beginning of period...    46,307,674     11,661,186
                                                   ------------    -----------
CASH AND CASH EQUIVALENTS, end of period.........  $ 13,187,182    $ 6,318,108
                                                   ============    ===========

     The accompanying notes to the condensed financial statements are an integral part of these statements.

                               eCollege.com(SM)
                         NOTES TO UNAUDITED CONDENSED
                             FINANCIAL STATEMENTS

1.   Organization and Nature of Business

     The Company provides online campuses, online courses and online course supplements, training and consulting services and hosting services to the educational market for both face-to-face and distance education. The Company's integrated platform of software and services allows colleges, universities, high schools and corporations to outsource the creation, launch, management and support of online campuses and courses. The Company's services include campus and course design, development, hosting, maintenance and customer support services.

     In December 1999, the Company completed an initial public offering of 5,000,000 shares of common stock at $11.00 per share. Net proceeds to the Company aggregated to $51,150,000. In January 2000, the Company received net proceeds of $5,115,000 from the exercise of 500,000 shares of the underwriter's over-allotment option. The amount received was net of the estimated underwriting offering expenses.

2.   Basis of Presentation

     The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations. The unaudited condensed financial statements reflect all adjustments and disclosures that are, in the opinion of management, necessary for a fair presentation. All such adjustments are of a normal recurring nature. Certain amounts in the 1999 financial statements have been reclassified to conform to the 2000 presentation. Management does not believe the effects of such reclassifications are material. The results of operations for the interim period ended June 30, 2000, are not necessarily indicative of the results of the full fiscal year. For further information, refer to the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K, for the year ended December 31, 1999 and other filings we have made with the SEC.

3.   Recent Accounting Pronouncements

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements," which provides guidance related to revenue recognition. As originally issued, SAB 101 was to be effective for the first fiscal quarter of fiscal years beginning after December 15, 1999, and requires companies to report any changes in previously reported revenue as a cumulative change in accounting principle at the time of implementation in accordance with Accounting Principles Board Opinion 20, "Accounting Changes." In March 2000, the SEC issued SAB 101A "First
Amendment: Revenue Recognition in Financial Statements," which delayed implementation of SAB 101 until no later than the Company's second quarter of 2000. In June 2000, the SEC issued SAB 101B "Second Amendment: Revenue Recognition in Financial Statements," which delays the implementation of SAB 101 until no later than the Company's fourth quarter of 2000.

     In March 2000, the Emerging Issues Task Force reached a consensus on Issue No. 00-3, Application of AICPA SOP 97-2, "Software Revenue Recognition to Arrangements That Include the Right to Use Software Stored on Another Entity's Hardware" ("EITF Issue No. 00-3"). The consensus identifies those software arrangements under which entities can account for sales of software in accordance with SOP 97-2, and those arrangements that do not qualify as a sale of software.

     The Company is currently evaluating SAB 101 in conjunction with EITF Issue No. 00-3 and is in the process of determining the impact SAB 101 will have on its financial position, revenues and results of operations for the quarter and year ending December 31, 2000 and subsequent periods. The impact of SAB 101 will be reported as a change in accounting principle, computed as of January 1, 2000, in accordance with APB Opinion Number 20 and FASB Statement No.
3. This may result in a significant cumulative effect adjustment that would be reflected in the Company's results of operations for the year ended December 31, 2000, previously reported interim information would reflect the retroactive implementation of SAB 101.

     In March 2000, the FASB issued Interpretation No. 44, ("FIN 44"), Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB 25. This Interpretation clarifies (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. This interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that this Interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this Interpretation are recognized on a prospective basis from July 1, 2000. The adoption of FIN 44 did not have a material impact on the Company's financial statements.

4.   Net Loss Per Share

     Net loss per share is calculated in accordance with SFAS No. 128, "Earnings Per Share" ("SFAS 128"), and Securities and Exchange Commission Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing net loss available to common stockholders for the period by the weighted-average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and potential common shares outstanding during the period if the effect of the potential common shares is dilutive. As a result of the Company's net losses, all potentially dilutive securities, as indicated in the table below, would be anti-dilutive and are excluded from the computation of diluted loss per share.

                                                  June 30,
                                          2000               1999
                                        ----------------------------
Stock options                           2,131,866          1,260,878
Warrants                                   77,185            686,518
Series A Preferred Stock                       --            616,000
Series B Preferred Stock                       --          1,526,221
Series C Preferred Stock                       --          2,009,187
                                        =========          =========
Total                                   2,209,051          6,098,804

     The Common Stock equivalent of the number of shares excluded from the earning per share calculation because they are anti-dilutive, using the treasury stock method, were 81,516 and 62,754 for the three and six months ended June
30, 2000, respectively, and 5,162,508 and 5,118,715 for the three and six months ended June 30, 1999, respectively.

5.   Warrants

     In connection with the sale of Series A in June 1997, the Company issued warrants to purchase 616,000 shares of the Company's Common Stock at an exercise price of approximately $1.62 per share. The warrants vested immediately and were exercisable for a period of three years. Based on the fair market value of the Common Stock at the date of issuance, the fair value of the warrants was determined to be immaterial. On May 31, 2000, these warrants were converted into 530,181 shares of Common Stock. A portion of the warrants were exercised via cashless exercise, whereby the holder receives a lesser number of shares in lieu of payment of the exercise price.

6.   Comprehensive Loss

     Total comprehensive loss was $6,219,767 and $12,484,041 for the three and six months ended June 30, 2000, respectively, and is the same as net loss for the three months ended and six months ended June 30, 1999, respectively. Adjustments to the Company's net loss to derive comprehensive loss are comprised of net unrealized losses on the Company's available-for-sale securities.

7.   Capital Lease

     In the second quarter of 2000, the Company entered into a leasing arrangement with a third party. Under the lease agreement, the Company may lease up to $2,500,000 of equipment for an initial term of 36 months. At the end of the lease term, the Company will buy the equipment for 8.5% of the amount drawn. The lease will be treated for accounting purposes as a capital lease. As of June 30, 2000, the Company leased $1,312,927 of equipment and has $1,187,073 of additional financing available under the lease line. Accumulated Depreciation was $72,940 on June 30, 2000.

The following is a schedule by year of future minimum capital lease payments, together with the present value of the net minimum lease payments as of June 30, 2000:

  Year Ending December 31:
  ------------------------
  2000                                                            $  251,966
  2001                                                               502,903
  2002                                                               502,903
  2003                                                               363,050
                                                                  ----------
  Total minimum lease payments                                    $1,620,822
  Less:  Amount representing interest                                307,895
                                                                  ----------
  Present value of future minimum base payments                   $1,312,927
  Current portion of capital lease obligation                        503,416
                                                                  ----------
  Long-term capital lease obligation                              $  809,511
                                                                  ==========

8.   Capitalized Software

     On April 1, 2000, the Company began capitalizing costs related to development of our CampusPortal(SM) product. As of June 30, 2000, the Company capitalized $777,145 in development costs.

9.   Related Party Transaction

     On June 23, 2000 the Company issued secured promissory notes to two employees, totaling $416,000. The notes are full recourse and are secured by the Common Stock of the Company owned by the employees. These notes bear interest at 8% per year and are due on December 31, 2000.

10.  Legal Matters

     The Company is exposed to asserted and unasserted legal claims encountered in the normal course of business. Management believes that the ultimate resolution of any such matters will not have a material adverse effect on the operating results or the financial position of the Company.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain statements in this Section and elsewhere in this report are forward-looking in nature and relate to trends and events that may affect the Company's future financial position and operating results. Such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The terms "expect," "anticipate," "intend," "project" and similar words or expressions are intended to identify forward-looking statements. These statements speak only as of the date of this report. The statements are based on current expectations, are inherently uncertain, are subject to risks, and should be viewed with caution. Actual results and experience may differ materially from the forward-looking statements as a result of many factors, including changes in economic conditions in the markets served by the Company, increasing competition, and other unanticipated events and conditions. It is not possible to foresee or identify all such factors. The Company makes no commitment to update any forward-looking statement or to disclose any facts, events or circumstances after the date hereof that may affect the accuracy of any forward-looking statement.

     Forward-looking statements made in this Form 10-Q include references to our development of our CampusPortal(SM) product, and the expected impact of this product on our financial results. The CampusPortal(SM) product development contains certain risks including possible delays in development, cost overruns and customer acceptance. This Form 10-Q also contains statements about our expected increases in revenues and expected trends in our operating expenses. These statements are forward-looking statements and should be read in conjunction with certain risk factors in our Form S-1 dated December 14, 1999, our Form 10-K dated March 30, 2000 and other filings we have made with the SEC.

Overview

     eCollege.com(SM) is a leading provider of technology and services that enable colleges, universities, high schools and corporations to offer an online environment for distance and on-campus learning. Our technology enables our customers to reach a large number of additional students who wish to take online courses at convenient times and locations. Our customers can also use our technology to supplement their on-campus courses with an online learning environment.

     We were founded and began delivering our products and services to the University of Colorado in 1996. In 1997, we grew our customer base and revenue while developing our technology to support substantial growth. As of June 30, 2000, the Company had 180 contracts covering 263 individual campuses. Since our inception, our customers have purchased or ordered more than 4,000 online courses along with course building services. For the summer 2000 academic term, we had 136 customers offering online courses to students, and our customers had approximately 14,000 student enrollments in online courses provided by us. We expect these numbers to increase slowly as the summer session comes to an end. We have invested, and continue to invest, in expanding our service capabilities by expanding our infrastructure and increasing our human resources. Our expenditures have exceeded our revenues since our inception, and our losses have increased as a result of our accelerated growth. We currently intend to continue to increase our operating expenses to support anticipated growth, to fund increased sales and marketing, and to enhance existing and develop new technologies.

Business Strategy

     Our objectives are to be the leading provider of technology to be used in education and training, and for our services to be the highest standard in the industry. Our strategy to achieve these objectives includes providing the leading eTeaching platform for teaching and learning on-campus, for distance education and for corporate training; providing key front-office transactions between educators and their students; progress towards a self-service model where customers can deploy our product without substantial involvement from our service staff; and helping institutions create lifelong learning communities.

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

     The Company is also evaluating other products and services to continue to expand revenue opportunities from clients.

Revenue

     We primarily generate revenue from three sources:

     . an initial development and design services fee to build an online campus;

     .  development and design services fees to build online courses; and

     .  enrollment fees for each student in an online course.


     As we expand and diversify our product offerings, we will generate revenue from additional sources. These additional sources include:


     . maintenance fees to manage the online campus during the term of the agreement;

     . service fees, including online campus implementation, faculty training and support and technical consulting services;

     . fees for products that supplement traditional classroom courses (eCompanion(SM) and eToolKit(SM)); and

     .  fees for advertising and ecommerce through our CampusPortal(SM) product.


     In the second quarter of 2000, revenue from these additional sources was insignificant. We intend to use some of these products as marketing tools. We expect that adoption of some of these products will increase student enrollment and generate revenue later this year and in the next year. Our fee arrangement for some of these product offerings includes participation by our customers in the revenue generated from these sources.

     We typically enter into contracts with colleges, universities and corporations to provide our online learning products and services. The average term of our contracts is three to five years. Each contract is based on our standard form, customized for each college, university or corporation and specifies the products and services we will provide. These contracts specify the online campus purchased, the initial number of online courses purchased, as well as the price for additional online courses and services. We recognize our development fees on a percentage of completion basis as the online campus and course development and design services are performed. Our use of this method requires management to estimate the degree of completion of each contract. To the extent the original estimate proves to be inaccurate, the revenues and gross profit or loss reported for the periods during which work on the contract is ongoing and may not accurately reflect the final results of the contract. Any anticipated losses on contracts are charged to earnings when identified.


     We charge our customers a student fee for each student enrolled in an online course or on-campus class using online course supplements. These fees are recognized ratably over the duration of the course.

     Our business model is based upon a number of factors, including increasing the acceptance of online learning among colleges, universities and corporations, adding new customers, developing additional courses for our existing customers, increasing student enrollment in online courses, and selling new products and services to our clients. For the quarter ended June 30, 2000, we received approximately thirty-nine percent (39%) of our revenue from development and design services fees for building campuses and courses, and approximately sixty-one percent (61%) from student fees. This mix is influenced by our seasonality associated with academic terms. Since the majority of the second quarter revenue represents the end of the spring academic term, much of the course development work for the spring has been completed. For the six months ended June 30, 2000, we received approximately forty-five percent (45%) of our revenue from development and design services fees for building campuses and courses, and approximately fifty-five percent (55%) of our revenue from student fees. We expect that the development revenue stream will continue to grow, but that the student fees will become a larger percentage of total revenue as the number of online courses offered by our customers and the numbers of students in those courses continue to increase. As our incremental cost to service additional student enrollment declines due to increased student enrollments, we will be able to offer discounts to our customers who guarantee higher student volumes. Additionally, our supplemental online teaching solutions are generally priced lower than our full-course solutions. As our pricing and product mix change, we anticipate that student enrollment will increase and the average student fee may decline.

     In October 1998, we were awarded a grant of approximately $1,900,000 by the National Institute of Standards and Technology, or NIST, a department of the U.S. Department of Commerce. We are entitled to receive payments under the grant as we perform research related to automated course content creation and organization, and tutoring delivery systems. Maximum payments under the NIST grant are $713,000 in 1999, $583,000 in 2000 and $583,000 in 2001. Pursuant to
the terms of the NIST grant, work must be performed at a prescribed format and pace. We believe we will be able to perform under the terms of the NIST grant, however, there is no assurance we will continue to receive payments under the NIST grant or that we will receive the maximum payments under the NIST grant. We recognized $100,814 and $0 of NIST revenue for the three months ended June 30, 2000 and 1999, respectively. We recognized $182,679 and $0 of NIST revenue for the six months ended June 30, 2000 and 1999, respectively. This revenue is included in campus and course development fees. We do not intend that revenue from such grant will constitute a significant portion of our revenue in the future. We may apply for other grants in the future, although we have no present plans to do so.

Grant Program

     We implemented a Grant Program in late 1999 designed to assist new and existing customers in increasing the number of online courses they offer using our products and services and the number of students pursuing online degrees. Seventy-Two Grants were awarded, at our discretion, to institutions based on demonstrated commitment to a quality online degree program, the number of current and potential students, the college or university's unique approach to online learning and other factors. Pursuant to the Grant Program, we stopped awarding additional grants in January 2000.

     Funds granted consist of both marketing funds and educational support funds. Marketing funds are reimbursed to our customers based on demonstration of payment. These reimbursements are recorded as marketing expenses as incurred by our customers. A portion of the grants are educational support funds and are considered contract costs. If contract costs, including appropriate educational support funds, are in excess of the revenue to build a customer's campus or courses, such excess is expensed as a contract loss in the quarter in which the loss is first identified. At December 31, 1999, the Company recognized a loss on such contracts of $2,438,055. As we complete the development work under these contracts, the loss reserve is reduced such that our gross margin related to this revenue is zero. This reduction is included in Cost of Revenue and was $28,867 and $287,406 for the three and six months ended June 30, 2000. The remaining estimated contract loss reserve at June 30, 2000 is $2,150,649. The determination of the contract loss requires management to make estimates and assumptions regarding the total amount of costs to be incurred. These estimates and assumptions may change and affect the reported amounts of the contingent liability on the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. As contracts are completed, actual results could impact reported amounts of revenue and expense in the current reporting period.

     We have granted $7,402,268, which consists of $1,698,941 in marketing funds and $5,703,327 in educational support funds. Pursuant to the terms of the grants, funds are paid to our customers after they have provided receipts for reimbursement. For the three months and six months ended June 30, 2000, we made disbursements under the grant program of $214,540 and $251,040, respectively. We expense the marketing fund component as we expect our customers to incur them. We have estimated that our customers have incurred $400,000 and $800,000 for the three months and six months ended June 30, 2000, respectively. We expense educational support funds as they are incurred which is generally as the courses under the grant are developed. For the three months and six months ended June 30, 2000, we have expensed $82,644 and $481,552 of educational support funds, respectively.

Results Of Continuing Operations

     We have incurred significant losses since our inception, resulting in an accumulated deficit of $44,734,502 as of June 30, 2000 compared to $17,751,696 as of June 30, 1999. We intend to continue to make investments in technology which may involve the development, acquisition or licensing of technologies that complement or augment our existing services, technologies and products. We also intend to continue to invest in marketing activities. Accordingly, we expect to incur operating losses for the foreseeable future.

Three Months and Six Months Ended June 30, 2000 and 1999

     Revenue. Our total revenue increased to $2,524,668 and $4,896,227 for the three months and six months ended June 30, 2000, respectively, from $784,567 and $1,395,524 for the three months and six months ended June 30, 1999, respectively. Increases in revenue are due to increased student enrollment in online courses, as well as an increased number of online campuses and courses developed. Revenue from the NIST grant was $100,814 and $182,679 for the three months and six months ended June 30, 2000 and is included in development revenue.

     Cost of Revenue. Cost of revenue increased to $2,482,695 and $5,059,606 for the three months and six months ended June 30, 2000, respectively, from $1,900,963 and $3,124,675 for the three months and six months ended June 30, 1999, respectively. Our cost of revenue increased primarily due to additional personnel costs to support our growth in revenue. Our operations and account management personnel increased to 141 at June 30, 2000 from 94 at June 30, 1999. In addition, cost of revenue increased as a result of grant expenses of approximately $82,644 and $481,552 for the three months and six months ended June 30, 2000, respectively.

     Gross Margin. We experienced a positive gross margin of $41,973 and a negative gross margin of $163,379 for the three months and six months ended June 30, 2000, respectively, as compared to a negative gross margin of $1,116,396 and $1,729,151 for the three months and six months ended June 30, 1999, respectively. The favorable increase in gross margin was primarily due to our revenue mix being more heavily oriented toward student fees, which have a higher contribution margin, closer alignment of sales commissions to revenue, and an improved utilization of our professional services staff. We expect that our future gross margin will be affected by an increase in grant costs related to the development of courses in the third and fourth quarter of this year.

     Selling and Marketing. Selling and marketing expenses increased to $2,597,980 and $5,467,010 for the three months and six months ended June 30, 2000, respectively, from $1,921,137 and $3,226,478 for the three months and six months ended June 30, 1999, respectively. The increase was primarily due to increases in the number of selling and marketing personnel, additional trade show participation and other promotional activities, and increases in travel expense. Our selling and marketing personnel increased to 64 at June 30, 2000 from 49 at June 30, 1999. The increase in selling and marketing expenses also reflects an increase in marketing costs associated with the grant program of approximately $400,000 and $800,000 for the three months and six months ended June 30, 2000, respectively, from $0 and $0 for the three months and six months ended June 30, 1999, respectively.

     General and Administrative. General and administrative expenses increased to $3,228,737 and $5,804,069 for the three months and six months ended June 30, 2000, respectively, from $1,018,592 and $1,754,416 for the three months and six months ended June 30, 1999, respectively. The increase in expenditures is due to additional salaries, consulting, professional fees, and travel expenses as we build and develop our management team and operating infrastructure. General and administrative expenses for the three and six months ended June 30, 2000, also include severance pay of approximately $250,000 for the former Chief Executive Officer. The number of general and administrative personnel increased to 60 at June 30, 2000 from 33 at June 30, 1999. This includes staff in business development and systems administration. We expect our general and administrative expenses to increase next quarter as a result of the issuance of options to our new Chief Executive Officer. We also expect our general and administrative dollars to grow in absolute dollars. However, we expect the increase in cost to be slower than the increase in revenue and therefore expect the general and administrative expenses to decline as a percent of revenue.

     Since inception, we incurred aggregate deferred compensation of $4,139,631 in connection with the grant of options to employees. We have recorded this amount as a reduction of equity and are amortizing this amount to compensation expense over the vesting period of such options, which ranges from two to three years. During the three months and six months ended June 30, 2000, we recognized compensation expense in the amount of $359,373 and $698,256, respectively, compared with $183,000 and $290,000 for the three months and six months ended June 30, 1999, respectively.

     Product Development. Product development expenses increased to $1,016,851 and $2,302,436 for the three months and six months ended June 30, 2000, respectively, from $364,960 and $958,228 for the three months and six months ended June 30, 1999, respectively. The increase was primarily due to the development of our CampusPortal(SM) product (up until March 31, 2000), enhancements for our eTeaching Solutions(SM) and an investment in tools to improve our efficiency in developing campuses and courses. On April 1, 2000, we started to capitalize costs related to our CampusPortal(SM). As of June 30, 2000, we have capitalized approximately $780,000 in development costs. We expect that product development costs will continue to increase as we focus our spending on the development and enhancement of our products.

     Other Income (Expense). Interest and other income, which consists primarily of interest earnings on our cash and cash equivalents and short term investments, increased to $624,182 and $1,381,696 for the three months and six months ended June 30, 2000, respectively, from $82,358 and $202,254 for the three months and six months ended June 30, 1999, respectively. This increase is primarily due to an increase in cash as a result of the equity financing that occurred in the fourth quarter of 1999 and the first quarter of 2000 of $51,150,000 and $5,115,000, respectively. Interest expense resulting from amortization of warrants and prepaid fees associated with establishing the line of credit entered into in 1999 was $55,246 and $104,394 for the three months and six months ended June 30, 2000, respectively.

     Net loss. Our net loss applicable to common stockholders increased to $6,235,369, or $0.40 per share, and $12,472,723, or $0.81 per share, for the three months and six months ended June 30, 2000, respectively, from $4,973,982, or $0.96 per share, and $8,716,815, or $1.70 per share, for the three months and six months ended June 30, 1999, respectively. The net loss per share dropped from $0.42 per share for the three months ended March 31, 2000 to $0.40 per share for the three months ended June 30, 2000. The net loss applicable to common stockholders in 1999 includes the impact of dividends and accretion related to our mandatorily redeemable, convertible preferred stock.

Liquidity and Capital Resources

     The Company's cash, cash equivalents, and short term investments decreased $7,029,749 from $46,307,674 at December 31, 1999 to $39,277,925 at June 30,
2000. Specifically, the Company had cash and cash equivalents of $13,187,182 and available for sale securities of $26,090,743 at June 30, 2000. The decrease for the six months ended June 30 was due to cash used in operating activities of $11,953,856 and cash used in investing activities of $3,393,877. The decrease in cash provided from operating and investing activities was offset by cash provided by financing activities of $8,317,984.

     We have financed the majority of our operations through the issuance of equity securities. We have sold Common Stock and Preferred Stock generating aggregate proceeds of $84,319,553 from inception through June 30, 2000.

     In January 2000, we received net proceeds of $5,115,000 from the exercise of the underwriter's over-allotment option. The amount received was net of the estimated underwriting offering expenses. In May 2000, we received $588,208 from the exercise of Series A warrants.

     We used the net proceeds from our recent equity financing to fund capital expenditures and to support sales and marketing activities, product development activities, expanding our data center, investing in short term marketable securities with maturities of one year or less, enhance new accounting and financial information systems and for other expenses associated with our growth. In the upcoming year, we specifically plan to enhance our new data center, continue to develop new products and services, and to continue to invest in new equipment to support our increasing human resources. We also plan to continue to enhance new accounting and financial information systems.

     We expect the proceeds that we received from our initial public offering in December 1999, the exercise of the underwriter's over-allotment option in the first quarter of 2000, exercise of Series A warrants in May 2000, together with cash generated from operations to meet our working capital and capital expenditure requirements for at least the next 12 months. Beyond the next 12 months, we may need to obtain additional debt and/or equity financing to fund our operations and anticipated growth. Although there can be no guarantee, we believe such funds will be available to us on commercially reasonable terms.

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk represents the risk of loss that may impact our financial position, operating results or cash flows due to adverse changes in financial market prices and rates. The Company is, or may become, exposed to market risk in the areas of changes in United States interest rates and changes in foreign currency exchange rates as measured against the United States dollar. These exposures are directly related to our normal operating and funding activities. Historically and as of June 30, 2000, we have not used derivative instruments, engaged in hedging activities or entered into any foreign currency transactions.



                                    PART II

                               OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

     We are not a party to any material legal proceedings.

Item 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

     On December 15, 1999, the Company consummated its initial public offering (the "Offering") of its Common Stock, par value $.01 per share (the "Common Stock"). The registration statement relating to the Offering (File No. 333-78365) was declared effective on December 14, 1999. Banc of America Securities LLC, William Blair & Company, and Prudential Volpe Technology were the managing underwriters of the Offering. The Offering terminated on January 13, 2000 upon the sale of 500,000 shares of the underwriters' over-allotment option. The Company registered and sold a total, including the underwriters' over-allotment, of 5,500,000 shares with an aggregate registered price of $60,500,000.

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

     The net offering proceeds to the Company was $56,265,000, of which $5,115,000 relates to the exercise of 500,000 shares of the underwriters' over-allotment option on January 13, 2000. The Company used a portion of the proceeds to repay $2,050,000 in bank debt. At the time of the Offering, 4,150,402 shares of the Company's Series A, B and C Preferred Stock were converted to 4,150,402 shares of Common Stock. The Company expects to use its remaining net proceeds to enhance our new data center, continue to develop new products and services, and to continue to invest in new equipment to support our increasing human resources. We also plan to continue to implement new accounting and financial information systems.

Item 3.   DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

Item 5.   OTHER INFORMATION

     On May 30, 2000, Mr. Rob Helmick resigned as President and Chief Executive Officer. Mr. Helmick continues to serve as Co-Chairman of the Board. Mr. Oakleigh Thorne was appointed as Chief Executive Officer on May 30, 2000 and serves as Chairman of the Board. In lieu of salary, benefits and other compensation, an investment fund affiliated with Mr. Thorne has been granted options to purchase up to 1,000,000 shares of the Company's Common Stock which vested on May 30, 2000. 200,000 options have an exercise price of $4.125, the fair market value of the Company's Common Stock on the date of the grant. 800,000 options have an exercise price of $15.00 per share which can be adjusted to the fair market value at the date of the grant based on stock price performance criteria. In addition to these stock options, Mr. Thorne also owns shares of Company's Common Stock as set forth in the Ownership of Securities table of the Company's Proxy Statement.

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

        Exhibit
        Number     Description
     ------------- ---------------------------------------------------
     1             Statement Regarding Computation of Per Share Earnings (Loss)
                   (included in notes to financial statements)
     10.1          Separation Agreement and Release between Rob Helmick and
                   eCollege.com
     27            Financial Data Schedule

(b) On July 31, 2000, the Company filed a report on Form 8-K announcing that on July 31, 2000, Robert Helmick, former Chief Executive Officer of eCollege.com, sold 2,000,000 shares of eCollege.com common stock, par value $.01 per share, to a group of investors that included Oakleigh Thorne, Chief Executive Officer of eCollege.com, Oakleigh B. Thorne, who is Mr. Thorne's father, and others. After the close of this private sale of securities, Mr. Helmick will own less than 9% of the issued and outstanding shares of eCollege.com Common Stock, and Mr. Oakleigh Thorne, together with entities controlled by Mr. Thorne and his father, will own approximately 17.5% of the issued and outstanding shares of common stock of eCollege.com.



--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                                  SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized in Denver, Colorado, on this 9th day of August, 2000.

                                  eCollege.com

                                  /s/ Oakleigh Thorne
                                  ----------------------------------------------
                                  Name: Oakleigh Thorne
                                  Title: Chief Executive Officer and Co-Chairman of the Board of Directors
                                  (principal executive officer)

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