Form 10-Q
period 2000-09-30
ECOLLEGE COM
filed 2000-11-14
CIK 1085653

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


                                  (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

               For the quarterly period ended September 30, 2000
                -----------------------------------------------

                                      or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

For the transition period from _____________________ to ________________________

                       Commission file number 000-28393
                   ----------------------------------------

                                 eCollege.com
           ---------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Delaware                                     84-1351729
-----------------------------------      ---------------------------------------
  State or other jurisdiction of                     (I.R.S. Employer
   incorporation or organization                    Identification No.)

10200 A East Girard Avenue, Denver, Colorado                80231
--------------------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)

      Registrant's telephone number, including area code   (303) 873-7400
                         -----------------------------



     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

     The number of shares outstanding of the Registrant's Common Stock, $.01 par value, as of November 7, 2000 was 16,111,725.

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

          Statements of Operations. . . . . . . . . . . . . . . . . . . . . . .4

          Statements of Cash Flows. . . . . . . . . . . . . . . . . . . . . . .5

          Notes to Unaudited Condensed Financial Statements . . . . . . . . . .6

ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS . . . . . . . . . . . . . . . . . . . . . .8

ITEM 3    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK. . . . . 14

PART II   OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . . 14

ITEM 1    LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . . . . . 14

ITEM 2    CHANGES IN SECURITIES AND USE OF PROCEEDS   . . . . . . . . . . . . 14

ITEM 3    DEFAULTS UPON SENIOR SECURITIES . . . . . . . . . . . . . . . . . . 15

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . . . . . . . 15

ITEM 5    OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . . 15

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K  . . . . . . . . . . . . . . . . . 15

          SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . 16

                                    PART I

                        CONDENSED FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

                               eCollege.com(SM)


                                BALANCE SHEETS

                                                                                        September 30,  December 31,
                                                                                            2000           1999
                                                                                        -----------    -----------
                                                                                               (Unaudited)
                                    ASSETS
CURRENT ASSETS:
Cash and cash
  equivalents.........................................................................  $18,679,046    $46,307,674
Available-for-sale securities.........................................................   15,122,991              -
Accounts receivable, net of allowances
  of $195,698 and $44,800, respectively...............................................    3,730,807      1,509,453
Accrued revenue receivable............................................................      602,658        126,477
Notes receivable - related party......................................................      425,244              -
Other current assets..................................................................    1,054,113        639,360
                                                                                        -----------    -----------
    Total current assets..............................................................   39,614,859     48,582,964

Property and equipment, net...........................................................    6,700,309      4,553,661

Other assets..........................................................................    2,574,137        630,100
                                                                                        -----------    -----------
TOTAL ASSETS..........................................................................  $48,889,305    $53,766,725
                                                                                        ===========    ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable.....................................................................  $ 1,953,915    $ 2,619,365
 Capital lease obligation.............................................................      609,428              -
 Accrued liabilities..................................................................    6,538,707      2,192,966
 Deferred revenue.....................................................................    2,837,946      2,431,164
 Contract loss reserve................................................................    1,609,325      1,808,615
                                                                                        -----------    -----------
    Total current liabilities.........................................................   13,549,321      9,052,110

LONG TERM LIABILITIES:
 Capital lease obligation.............................................................    1,551,758              -
 Other liabilities....................................................................        7,785         22,785
 Contract loss reserve................................................................      145,158        679,440
                                                                                        -----------    -----------
    Total long term liabilities.......................................................    1,704,701        702,225
                                                                                        -----------    -----------
Total Liabilities                                                                        15,254,022      9,754,335
                                                                                        -----------    -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
 Common stock, $0.01 par value; 50,000,000
  shares authorized; 16,044,055 and
  14,711,893 shares, respectively, issued
  and outstanding.....................................................................      160,441        147,119
 Additional paid-in capital...........................................................   83,228,590     75,388,591
 Warrants and options for common stock................................................    4,876,814      4,252,376
 Notes receivable.....................................................................            -       (593,593)
 Deferred compensation................................................................   (1,404,005)    (2,920,325)
 Net unrealized loss on available-for-sale securities.................................          382              -
 Accumulated deficit..................................................................  (53,226,939)   (32,261,778)
                                                                                        -----------    -----------
 Total stockholders' equity...........................................................   33,635,283     44,012,390
                                                                                        -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY................................................................................  $48,889,305    $53,766,725
                                                                                        ===========    ===========

The accompanying notes to the unaudited condensed financial statements are an integral part of these balance sheets.

                               eCollege.com(SM)
                           STATEMENTS OF OPERATIONS

                                                For the Three                 For the Nine
                                                Months Ended                  Months Ended
                                                September 30,                September 30,
                                         ---------------------------  ----------------------------
                                             2000           1999           2000           1999
                                         -----------    -----------   ------------   ------------
                                                (Unaudited)                   (Unaudited)
REVENUE:
Campus and course
 development fees......................  $ 2,586,129    $   878,449   $  4,786,698   $  1,536,932
Student fees...........................    2,186,878        641,839      4,882,536      1,378,880
                                         -----------    -----------   ------------   ------------
    Total revenue......................    4,773,007      1,520,288      9,669,234      2,915,812
COST OF REVENUE........................    3,098,651      1,756,308      8,158,254      4,880,983
                                         -----------    -----------   ------------   ------------
    Gross profit (loss)................    1,674,356       (236,020)     1,510,980     (1,965,171)
                                         -----------    -----------   ------------   ------------
OPERATING EXPENSES:
Selling and
 marketing.............................    2,798,688      1,658,201      8,265,698      4,884,679
General and
 administrative........................    2,907,570      1,730,350      8,711,637      3,484,766
Product development....................    2,375,171        358,285      4,677,606      1,316,513
Additional general and administrative
 expenses (Note 10)....................    2,570,408              -      2,570,408              -
                                         -----------    -----------   ------------   ------------
    Total operating
     expenses..........................   10,651,837      3,746,836     24,225,349      9,685,958
                                         -----------    -----------   ------------   ------------
LOSS FROM OPERATIONS...................   (8,977,481)    (3,982,856)   (22,714,369)   (11,651,129)
OTHER INCOME (EXPENSE):
 Interest and other
  income...............................      593,758         83,988      1,975,454        286,242
 Interest expense......................     (108,721)             -       (226,246)             -
                                         -----------    -----------   ------------   ------------
NET LOSS...............................   (8,492,444)    (3,898,868)   (20,965,161)   (11,364,887)
Dividends on
  mandatorily redeemable,
  convertible preferred
  stock................................            -       (550,031)             -     (1,630,329)
Accretion of
  mandatorily redeemable,
  convertible preferred
  stock................................            -        (85,250)             -       (255,748)
                                         -----------    -----------   ------------   ------------
NET LOSS APPLICABLE TO
 COMMON STOCKHOLDERS...................  $(8,492,444)   $(4,534,149)  $(20,965,161)  $(13,250,964)
                                         ===========    ===========   ============   ============

BASIC AND DILUTED NET

LOSS APPLICABLE TO COMMON SHAREHOLDERS
 PER SHARE.............................  $     (0.53)   $     (0.87)  $      (1.34)  $      (2.57)
                                         ===========    ===========   ============   ============
Weighted Average Shares Outstanding -
  Basic and Diluted....................   16,043,901      5,204,730     15,623,606      5,159,501
                                         ===========    ===========   ============   ============
PRO FORMA NET LOSS PER SHARE:
  Basic and diluted net loss per share                  $     (0.42)                 $      (1.23)
                                                        ===========                  ============
  Weighted average common shares
     outstanding - basic and diluted...                   9,355,137                     9,276,421
                                                        ===========                  ============


     The accompanying notes to the condensed financial statements are an integral part of these statements.

                               eCollege.com(SM)
                           STATEMENTS OF CASH FLOWS



                                                      Nine Months Ended
                                                         September 30,
                                                  --------------------------
                                                      2000          1999
                                                  ------------   -----------
                                                          (Unaudited)

NET CASH USED IN OPERATIONS.....................  $(17,120,007)  $(8,614,119)
                                                  ------------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment.............    (4,175,481)   (2,117,304)
 Purchases of marketable securities.............   (29,255,056)            -
 Proceeds from sales of marketable securities...    14,132,447             -
 Notes receivable from related parties..........      (416,000)            -
                                                  ------------   -----------
  Net cash used in investing activities.........   (19,714,090)   (2,117,304)
                                                  ------------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of common stock.........     6,837,394       129,363
 Proceeds from issuance of preferred stock......             -     2,250,000
 Payment of stock issuance costs................      (386,705)     (656,000)
 Borrowings from lease line of credit...........     2,244,057             -
 Payment on lease line of credit................       (82,870)            -
 Proceeds from notes receivable for stock.......       593,593             -
 Deferred initial public offering costs.........             -      (389,353)
                                                  ------------   -----------
  Net cash provided by financing activities.....     9,205,469     1,334,010
                                                  ------------   -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS.......   (27,628,628)   (9,397,413)
CASH AND CASH EQUIVALENTS, beginning of period..    46,307,674    11,661,186
                                                  ------------   -----------
CASH AND CASH EQUIVALENTS, end of period......... $ 18,679,046   $ 2,263,773
                                                   ============   ===========

     The accompanying notes to the condensed financial statements are an integral part of these statements.

                               eCollege.com(SM)
                         NOTES TO UNAUDITED CONDENSED
                             FINANCIAL STATEMENTS

1.  Organization and Nature of Business

    The Company provides online campuses, online courses and online course supplements, training and consulting services and hosting services to the educational market for both face-to-face and distance education. The Company's integrated platform of software and services allows colleges, universities, K-12 schools and corporations to outsource the creation, launch, management and support of online campuses and courses. The Company's services include campus and course design, development, hosting, maintenance and customer support services.

    In December 1999, the Company completed an initial public offering of 5,000,000 shares of common stock at $11.00 per share. Net proceeds to the Company aggregated to $51,150,000. In January 2000, the Company received net proceeds of $5,115,000 from the exercise of 500,000 shares of the underwriters' over-allotment option. The amount received was net of underwriting offering expenses.

2.  Basis of Presentation

    The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations. The unaudited condensed financial statements reflect all adjustments and disclosures that are, in the opinion of management, necessary for a fair presentation. All such adjustments are of a normal recurring nature. Certain amounts in the 1999 financial statements have been reclassified to conform to the 2000 presentation. Management does not believe the effects of such reclassifications are material. The results of operations for the interim period ended September 30, 2000, are not necessarily indicative of the results of the full fiscal year. For further information, refer to the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K, for the year ended December 31, 1999 and other filings we have made with the SEC.

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

    The Company is currently evaluating SAB 101 in conjunction with EITF Issue No. 00-3 and is in the process of determining the impact SAB 101 will have on its financial position, revenues and results of operations for the year ending December 31, 2000 and on interim periods within this year. The impact of SAB 101 will be reported as a change in accounting principle, computed as of January 1, 2000, in accordance with APB Opinion Number 20 and FASB Statement No. 3. This may result in a significant cumulative effect adjustment that would be reflected in the Company's results of operations for the year ended December 31, 2000. Previously reported interim information for the year ended December 31, 2000 would be recast to reflect the retroactive application of SAB 101 effective as of January 1, 2000.

     In March 2000, the FASB issued Interpretation No. 44, ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB 25." This Interpretation clarifies (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that this Interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this Interpretation are recognized on a prospective basis from July 1, 2000. The adoption of FIN 44 had no impact on the Company's financial statements.

4.   Net Loss Per Share

     Net loss per share is calculated in accordance with SFAS No. 128, "Earnings Per Share" ("SFAS 128"). Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing net loss available to common stockholders for the period by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and potential common shares outstanding during the period if the effect of the potential common shares is dilutive. As a result of the Company's net losses, all potentially dilutive securities, as indicated in the table below, would be anti-dilutive and are excluded from the computation of diluted loss per share.

                                     September 30,
                                  2000            1999
                                ---------       ---------
Stock options                   3,152,923       1,881,502
Warrants                           77,185         686,518
Series A Preferred Stock               --         616,000
Series B Preferred Stock               --       1,526,221
Series C Preferred Stock               --       2,009,187
                                =========       =========
Total                           3,230,108       6,719,428

     The Common Stock equivalent of the number of shares excluded from the earning per share calculation because they are anti-dilutive, using the treasury stock method, were 424,951 and 234,186 for the three and nine months ended September 30, 2000, respectively, and 5,793,097 and 5,574,185 for the three and nine months ended September 30, 1999, respectively.

5.   Warrants

     In connection with the sale of Series A in June 1997, the Company issued warrants to purchase 616,000 shares of the Company's Common Stock at an exercise price of approximately $1.62 per share. The warrants vested immediately and were exercisable for a period of three years. Based on the fair market value of the Common Stock at the date of issuance, the fair value of the warrants was determined to be immaterial. On May 31, 2000, these warrants were converted into 530,181 shares of Common Stock. A portion of the warrants were exercised via cashless exercise, whereby the holder received a lesser number of shares in lieu of payment of the exercise price.

6.   Comprehensive Loss

     Total comprehensive loss was $8,480,744 and $20,964,779 for the three and nine months ended September 30, 2000, respectively, and is the same as net loss for the three months ended and nine months ended September 30, 1999, respectively. Adjustments to the Company's net loss to derive comprehensive loss are comprised of net unrealized gains on the Company's available-for-sale securities.

7.   Capital Lease

     In the second quarter of 2000, the Company entered into a leasing arrangement with a third party. Under the lease agreement, the Company may lease up to $2,500,000 of equipment for an initial term of 36 months. At the end of the lease term, the Company will buy the equipment for 8.5% of the amount drawn. The lease will be treated for accounting purposes as a capital lease. As of September 30, 2000, the Company leased $2,244,057 of equipment and has $255,943 of additional financing available under the lease line. Accumulated depreciation on leased equipment was $124,670 as of September 30, 2000.

The following is a schedule by year of future minimum capital lease payments, together with the present value of the net minimum lease payments as of September 30, 2000:

Year Ending December 31:
------------------------
2000                                                    $  215,981
2001                                                       859,563
2002                                                       859,563
2003                                                       709,692
                                                        ----------
Total minimum lease payments                            $2,644,799
Less:  Amount representing interest                        483,613
                                                        ----------
Present value of future minimum base payments           $2,161,186
Current portion of capital lease obligation                609,428
                                                        ----------
Long-term capital lease obligation                      $1,551,758
                                                        ==========

8.   Capitalized Software

     On April 1, 2000, the Company began capitalizing costs related to development of its CampusPortal(SM) product. As of September 30, 2000, the Company capitalized $2,067,237 in development costs.

9.   Related Party Transaction

     On June 23, 2000, the Company issued secured promissory notes to two employees, totaling $416,000. The notes are full recourse and are secured by the Common Stock of the Company owned by the employees. These notes bear interest at 8% per year and are due on December 31, 2000.

10.  Options

     Mr. Oakleigh Thorne was appointed as Chief Executive Officer on May 30, 2000 and serves as Chairman of the Board. In lieu of salary, benefits and other compensation, the Company granted an investment fund affiliated with Mr. Thorne fully vested options to purchase up to 1,000,000 shares of the Company's Common Stock. Options for 200,000 shares have an exercise price of $3.875, the fair market value of the Company's Common Stock on the date of the grant. Options for 800,000 shares have an exercise price of $15.00 per share, which can be adjusted to $3.875 based on certain stock price performance criteria. In the third quarter of 2000, the Company recorded the fair market value of these non-employee options of $2,570,408 as compensation expense. This amount is reflected as Additional General and Administrative expense in the accompanying statements of operations.

11.  Legal Matters

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

    Forward-looking statements made in this Form 10-Q include references to our development of our CampusPortal(SM) product, and the expected impact of this product on our financial results. The CampusPortal(SM) product development contains certain risks including possible delays in development, cost overruns and market acceptance. This Form 10-Q also contains statements about our expected increases in revenues and expected trends in our operating expenses. These statements are forward-looking statements and should be read in conjunction with certain risk factors in our Form S-1 dated December 14, 1999, our Form 10-K dated March 30, 2000, and other filings we have made with the SEC.


Overview

    eCollege.com(SM) is a leading provider of technology and services that enable colleges, universities, K-12 schools and corporations to offer an online environment for distance and on-campus learning. Our technology enables our customers to reach a large number of additional students who wish to take online courses at convenient times and locations. Our customers can also use our technology to supplement their on-campus courses with an online learning environment.

    We were founded and began delivering our products and services to the University of Colorado in 1996. In 1997, we grew our customer base and revenue while developing our technology to support substantial growth. As of September 30, 2000, we had 198 contracts covering 287 individual campuses. Since our inception, our customers have purchased or ordered more than 5,500 online courses along with course building services. For the fall 2000 academic term, we had 169 customers offering online courses to students, and our customers had approximately 32,000 student enrollments in online courses provided by us. We have invested, and continue to invest, in expanding our service capabilities by expanding our infrastructure and increasing our human resources. Our expenditures have exceeded our revenues since our inception, and our losses have increased as a result of our accelerated growth. We currently intend to continue to increase our operating expenses to support anticipated growth, and to enhance existing and develop new technologies.

Business Strategy

    Our objectives are to be the leading provider of technology for use in education and training, and for our services to be the highest standard in the industry. Our strategy to achieve these objectives includes providing the leading eTeaching platform for teaching and learning on campus, for distance education and for corporate training; providing solutions for key front-office transactions between educators and their students; progressing towards a self-service model where customers can deploy our product without substantial involvement from our service staff; and helping institutions create lifelong learning communities.

    We are also developing technology that will allow eCollege.com(SM) and its customers to include online advertising on their online campus portals and to generate eCommerce revenue from the online communities of the customers using the eCollege.com(SM) campus product. The new version of the eCollege.com(SM) campus product (CampusPortal(SM)) will have options including online courses and online course supplements, community or corporate information, faculty/ instructor development, customized personal homepages, and administrative student or employee services, as well as advertising and eCommerce, as approved by our customers. We are considering several pricing strategies for this product and are therefore not yet able to estimate the impact of the release of this product on our financial statements.

    We are also evaluating other products and services to continue to expand revenue opportunities from clients.

Revenue

    We primarily generate revenue from three sources:

    . an initial development and design services fee to build an online campus;

    .    development and design services fees to build online courses; and

    .    enrollment fees for each student in an online course.


    As we expand and diversify our product offerings, we expect to generate revenue from additional sources. These additional sources include:


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


    In the third quarter of 2000, revenue from these additional sources was insignificant. We intend to use some of these products as marketing tools. We expect that adoption of some of these products will increase student enrollment and generate revenue later this year and in 2001.

    We typically enter into contracts with colleges, universities and corporations to provide our online learning products and services. The average term of our contracts is one to three years. Each contract is based on our standard form, customized for each college, university or corporation and specifies the products and services we will provide. These contracts specify the online campus purchased and the initial number of online courses purchased, as well as the price for additional online courses and services. We recognize our development fees on a percentage of completion basis as the online campus and course development and design services are performed. Our use of this method requires management to estimate the degree of completion of each contract. To the extent the original estimate proves to be inaccurate, the revenues and gross profit or loss reported for the periods during which work on the contract is ongoing and may not accurately reflect the final results of the contract. Any anticipated losses on contracts are charged to earnings when identified.

    We charge our customers a student fee for each student enrolled in an online course or on-campus course using online course supplements. These fees are recognized ratably over the duration of the course.

    Our business model is based upon a number of factors, including increasing the acceptance of online learning among colleges, universities and corporations, adding new customers, developing additional courses for our existing customers, increasing student enrollment in online courses, and selling new products and services to our clients. For the quarter ended September 30, 2000, we received approximately fifty-four percent (54%) of our revenue from development and design services fees for building campuses and courses, and approximately forty six percent (46%) from student fees. This mix is influenced by the seasonality associated with academic terms. Since the third quarter revenue represents the end of the summer academic term and the beginning of the fall term, much of the course development work for the fall has been completed. For the nine months ended September 30, 2000, we received approximately fifty percent (50%) of our revenue from development and design services fees for building campuses and courses, and approximately fifty percent (50%) of our revenue from student fees. We expect that the development revenue stream will continue to grow, but that the student fees will become a larger percentage of total revenue as the number of online courses offered by our customers and the number of students in those courses continue to increase. As our incremental cost to service additional student enrollment declines due to increased student enrollments, we will be able to offer discounts to our customers who guarantee higher student volumes. Additionally, our supplemental online teaching solutions are generally priced lower than our full-course solutions. As our pricing and product mix change, we anticipate that student enrollment will increase and the average student fee may decline.

    In October 1998, we were awarded a grant of approximately $1,900,000 by the National Institute of Standards and Technology, or NIST, a department of the U.S. Department of Commerce. We are entitled to receive payments under the grant as we perform research related to automated course content creation and organization, and tutoring delivery systems. Maximum payments under the NIST grant are $713,000 in 1999, $583,000 in 2000 and $583,000 in 2001. Pursuant to
the terms of the NIST grant, work must be performed at a prescribed format and pace. We believe we will be able to perform under the terms of the NIST grant, however, there is no assurance we will continue to receive payments under the NIST grant or that we will receive the maximum payments under the NIST grant. We recognized $183,860 and $95,621 of NIST revenue for the three months ended September 30, 2000 and 1999, respectively. We recognized $366,539 and $213,621 of NIST revenue for the nine months ended September 30, 2000 and 1999, respectively. This revenue is included in campus and course development fees. We do not intend that revenue from such grants will constitute a significant portion of our revenue in the future. We may apply for other grants in the future, although we have no present plans to do so.

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

    Funds granted consist of both marketing funds and educational support funds. Marketing funds are reimbursed to our customers based on demonstration of payment for approved marketing activities. These reimbursements are recorded as marketing expenses as we estimate they are incurred by our customers. A portion of the grants are educational support funds and are considered contract costs. If contract costs, including appropriate educational support funds, are in excess of the revenue we receive to build a customer's campus or courses, such excess is expensed as a contract loss in the quarter in which the loss is first identified. For the year ending December 31, 1999, the Company recognized a loss on such contracts of $2,438,055. As we complete the development work under these contracts, the loss reserve is reduced such that our gross margin related to this revenue is zero. This reduction is included in Cost of Revenue and was $446,166 and $733,572 for the three and nine months ended September 30, 2000. The remaining estimated contract loss reserve at September 30, 2000 is $1,704,483. The determination of the contract loss requires management to make estimates and assumptions regarding the total amount of costs to be incurred. These estimates and assumptions may change and affect the reported amounts of the contingent liability on the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. As contracts are completed, actual results could impact reported amounts of revenue and expense in the current reporting period.

    We have granted $7,402,268, which consists of $1,698,941 in marketing funds and $5,703,327 in educational support funds. Pursuant to the terms of the grants, funds are paid to our customers after they have provided evidence of payment for appropriate expenditure. For the three months and nine months ended September 30, 2000, we made disbursements under the Grant Program of $216,404 and $467,444, respectively. We expense the marketing fund component as we expect our customers to incur them. We have estimated that our customers have incurred $400,000 and $1,200,000 for the three months and nine months ended September 30, 2000, respectively. We expense educational support funds as they are incurred, which is generally as the courses under the grant are developed. For the three months and nine months ended September 30, 2000, we have reserved $1,133,583 and $1,615,135 of educational support funds, respectively.

Results Of Continuing Operations

    We have incurred significant losses since our inception, resulting in an accumulated deficit of $53,226,939 as of September 30, 2000, compared to $22,287,536 as of September 30, 1999. We intend to continue to make investments in technology, which may involve the development, acquisition or licensing of technologies that complement or augment our existing services, technologies and products. We also intend to continue to invest in sales and marketing activities. Accordingly, we expect to incur operating losses for the foreseeable future.

Three Months and Nine Months Ended September 30, 2000 and 1999

    Revenue. Our total revenue increased to $4,773,007 and $9,669,234 for the three months and nine months ended September 30, 2000, respectively, from $1,520,288 and $2,915,812 for the three months and nine months ended September 30, 1999, respectively. Increases in revenue are due to increased student enrollment in online courses, as well as an increased number of online campuses and online courses developed. During the quarter ended September 30, 2000, the Company recorded revenue of $177,000 resulting from contract amendments and expirations, as well as $85,536 of revenue, previously deferred, resulting from the completion of the Company's obligations thereunder. Revenue from the NIST grant was $183,860 and $366,539 for the three months and nine months ended September 30, 2000, and is included in development revenue.

    Cost of Revenue. Cost of revenue increased to $3,098,651 and $8,158,254 for the three months and nine months ended September 30, 2000, respectively, from $1,756,308 and $4,880,983 for the three months and nine months ended September 30, 1999, respectively. Our cost of revenue increased due to additional personnel costs to support our growth in revenue, in addition to grant expense incurred during the period. Our operations and account management personnel increased to 145 at September 30, 2000, from 138 at September 30, 1999. We recorded grant expenses of approximately $687,384 and $881,530 for the three months and nine months ended September 30, 2000, respectively. We expect the grant expenses to increase in the fourth quarter of 2000 as the online courses under the Grant Program are developed.

    Gross Margin. We experienced a positive gross margin of $1,674,356 and $1,510,980 for the three months and nine months ended September 30, 2000, respectively, as compared to a negative gross margin of $236,020 and $1,965,171 for the three months and nine months ended September 30, 1999, respectively. The improvement in gross margin this quarter is due to the increase in our student fees, which have a higher contribution margin, improved utilization of our professional services staff and realizing operating leverage on our fixed expenses as our revenues increase.

    Selling and Marketing. Selling and marketing expenses increased to $2,798,688 and $8,265,698 for the three months and nine months ended September 30, 2000, respectively, from $1,658,201 and $4,884,679 for the three months and nine months ended September 30, 1999, respectively. The increase was primarily due to increases in the number of selling and marketing personnel, additional trade show participation and other promotional activities, and increases in travel expense. Our selling and marketing personnel increased to 70 at September 30, 2000, from 44 at September 30, 1999. The increase in selling and marketing expenses also reflects an increase in marketing costs associated with the Grant Program of $400,000 and $1,200,000 for the three months and nine months ended September 30, 2000, respectively, from $0 and $0 for the three months and nine months ended September 30, 1999, respectively.

     General and Administrative. General and administrative expenses increased to $2,907,570 and $8,711,637 for the three months and nine months ended September 30, 2000, respectively, from $1,730,350 and $3,484,766 for the three months and nine months ended September 30, 1999, respectively. General and administrative expenses for the nine months ended September 30, 2000, include severance pay of approximately $250,000 for the former chief executive officer. Expenses have increased in the form of additional salaries, consulting, professional fees, and travel expenses as we build and develop our management team and operating infrastructure. The number of general and administrative personnel increased to 67 at September 30, 2000, from 44 at September 30, 1999. This includes staff in business development and systems administration. We expect our general and administrative expenses to grow in absolute dollars.


     Since inception, we incurred aggregate deferred compensation of $4,139,631 in connection with the grant of options to employees. We have recorded this amount as a reduction of equity and are amortizing this amount to compensation expense over the vesting period of such options, which ranges from two to three years. During the three months and nine months ended September 30, 2000, we recognized compensation expense in the amount of $254,689 and $952,945, respectively, compared with $404,000 and $694,000 for the three months and nine months ended September 30, 1999, respectively.

     Additional General and Administrative. Additional general and administrative expenses of $ 2,570,408 for the three months and nine months ended September 30, 2000, respectively, compared to $0 for the three months and nine months ended September 30, 1999, reflect the fair market value of options issued to a non-employee investment partnership for the services of our Chief Executive Officer Mr. Thorne, in the amount of $2,570,408.

     Product Development. Product development expenses increased to $2,375,171 and $4,677,606 for the three months and nine months ended September 30, 2000, respectively, from $358,285 and $1,316,513 for the three months and nine months ended September 30, 1999, respectively. The increase was primarily due to the development of our CampusPortal(SM) product, enhancements for our eTeaching Solutions(SM) and an investment in tools to improve our efficiency in developing online campuses and online courses. On April 1, 2000, we started to capitalize software development costs related to our CampusPortal(SM) product. As of September 30, 2000, we have capitalized approximately $2,067,237 in development costs. We expect that product development costs will remain approximately the same for the quarters ending December 31, 2000 and March 31, 2001, and will then decline after our CampusPortal(SM) product is released.

     Other Income (Expense). Interest and other income, which consists primarily of interest earnings on our cash and cash equivalents and short-term investments, increased to $593,758 and $1,975,454 for the three months and nine months ended September 30, 2000, respectively, from $83,988 and $286,242 for the three months and nine months ended September 30, 1999, respectively. This increase is primarily due to an increase in cash as a result of the equity financing that occurred in the fourth quarter of 1999 and the first quarter of 2000 of $51,150,000 and $5,115,000, respectively. Interest expense resulting from amortization of warrants and prepaid fees associated with establishing the line of credit entered into in 1999 was $55,518 and $166,034 for the three months and nine months ended September 30, 2000, respectively. Interest expense associated with our capital lease facility was $43,921 for the three months and $44,408 for the nine months ended September 30, 2000.

     Net loss. Our net loss applicable to common stockholders increased to $8,492,444, or $0.53 per share, and $20,965,161, or $1.34 per share, for the three months and nine months ended September 30, 2000, respectively, from $4,534,149, or $0.87 per share, and $13,250,964, or $2.57 per share, for the three months and nine months ended September 30, 1999, respectively. The net loss applicable to common stockholders in 1999 includes the impact of dividends and accretion related to our mandatorily redeemable, convertible preferred stock.

Liquidity and Capital Resources

     The Company's cash, cash equivalents, and short-term investments decreased $12,505,637 from $46,307,674 at December 31, 1999, to $33,802,037 at September
30, 2000. Specifically, the Company had cash and cash equivalents of $18,679,046 and available for sale securities of $15,122,991 at September 30, 2000. The decrease for the nine months ended September 30 was due to cash used in operating activities of $17,120,007 and cash used in investing activities of $4,175,099. The decrease in cash provided from operating and investing activities was offset by cash provided by financing activities of $9,205,469.

     We have financed the majority of our operations through the issuance of equity securities. We have sold common stock and preferred stock generating aggregate proceeds of $84,358,779 from inception through September 30, 2000.

     In January 2000, we received net proceeds of $5,115,000 from the exercise of the underwriters' over-allotment option. The amount received was net of the estimated underwriting offering expenses. In May 2000, we received $588,208 from the exercise of Series A warrants.

     We used the net proceeds from our equity financing to fund capital expenditures and to support sales and marketing activities, product development activities, expanding our data center, investing in short term marketable securities with maturities of one year or less, enhance new accounting and financial information systems and for other expenses associated with our growth. In the upcoming year, we specifically plan to invest in fixed assets to support our continued growth and to continue to invest in the development of new products and services.

     We expect the proceeds that we received from our initial public offering in December 1999, the exercise of the underwriter's over-allotment option in the first quarter of 2000, and the exercise of Series A warrants in May 2000, together with cash generated from operations, to meet our working capital and capital expenditure requirements for at least the next 12 months.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk represents the risk of loss that may impact our financial position, operating results or cash flows due to adverse changes in financial market prices and rates. The Company is, or may become, exposed to market risk in the areas of changes in United States interest rates and changes in foreign currency exchange rates as measured against the United States dollar. These exposures are directly related to our normal operating and funding activities. Historically and as of September 30, 2000, we have not used derivative instruments, engaged in hedging activities or entered into any foreign currency transactions.



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

     The Company incurred underwriting discounts and commissions of $4,235,000 with respect to the Offering during the period December 15, 1999, through January 13, 2000, none of which were direct or indirect payments to directors, officers, general partners of the Company or their associates or to persons owning 10% or more of any class of equity securities of the Company or to affiliates of the Company.

     The net offering proceeds to the Company was $56,265,000, of which $5,115,000 relates to the exercise of 500,000 shares of the underwriters' over-allotment option on January 13, 2000. The Company used a portion of the proceeds to repay $2,050,000 in bank debt. At the time of the Offering, 4,150,402 shares of the Company's Series A, B and C Preferred Stock were converted to 4,150,402 shares of Common Stock. The Company expects to use its remaining net proceeds to expand and enhance our data centers, continue to develop new products and services, and continue to invest in new equipment to support our increasing human resources.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its Annual Meeting of Stockholders on September 27, 2000. All nominees for director were elected. All directors are elected annually for one-year terms. The vote with respect to each of the Company's directors was as follows:

                                                                     Non-Votes &
Director                        Votes For       Votes Withheld       Abstentions
========                        ==========      ==============       ===========
Oakleigh Thorne                 10,851,515      1,194,218            2,963,854
Robert N. Helmick               12,027,412         18,321            2,963,854
Jonathan M. Dobrin              12,036,888          8,845            2,963,854
Jack W. Blumenstein             12,037,236          8,497            2,963,854
Christopher E. Girgenti         12,039,308          6,425            2,963,854
Jeri L. Korshak                 12,038,373          7,360            2,963,854

     Robert N. Helmick resigned as a director on September 29, 2000.

     The Company's Stockholders also approved the appointment of Arthur Andersen LLP as independent auditors for the fiscal year ending December 31, 2000 with the voting results as follows:

    Votes For       Votes Against      Votes Withheld    Non-Votes & Abstentions
    ==========      =============      ==============    =======================
    11,929,260      98,471             18,002            2,963,854


Item 5.  OTHER INFORMATION

None.

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

     Exhibit
     Number     Description
     -------    ---------------------------------------------------------
     1          Statement Regarding Computation of Per Share Earnings (Loss)
                (included in notes to financial statements)
     10.2       Registration Agreement between eCollege.com and
                Blumenstein/Thorne Information Partners I, L.P.
     10.3       eCollege.com Stock Option Agreement between Blumenstein/Thorne
                Information Partners, I, L.P.
     27         Financial Data Schedule

(b)  Reports on Form 8-K

     8-K filed on August 1, 2000.



--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized in Denver, Colorado, on this 14th day of November, 2000.

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