Form 10-K405
period 2000-12-31
ECOLLEGE COM
filed 2001-04-02
CIK 1085653

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

                                   (Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                    For fiscal year ended December 31, 2000
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

          For the transition period from                to
                        Commission file number 000-28393


                                  eCollege.com
             (Exact name of registrant as specified in its charter)


                  Delaware                                       84-1351729

        State or other jurisdiction                           (I.R.S. Employer
      of incorporation or organization                       Identification No.)

10200 A East Girard Avenue, Denver, Colorado                       80231
(Address of principal executive offices)                         (Zip Code)

       Registrant's telephone number, including area code (303) 873-7400 Securities registered pursuant to Section 12(b) of the Act: None.
       Securities to be registered pursuant to Section 12(g) of the Act:
                                  Common Stock
                                (Title of Class)

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ] No

  Indicated by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

  The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of March 15, 2001 was approximately $44,870,482.

  As of March 15, 2001 16,156,896 shares of our common stock were outstanding.


                      DOCUMENTS INCORPORATED BY REFERENCE
                                     [None]

                                   FORM 10-K
                      For the Year Ended December 31, 2000

                               TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I
     ITEM 1:   Business.....................................................  3
     ITEM 2:   Properties...................................................  7
     ITEM 3:   Legal Proceedings............................................  7
     ITEM 4:   Submission of Matters to a Vote of Security Holders..........  7

PART II
     ITEM 5:   Market For Company's Common Equity and Related Stockholder
                Matters.....................................................  8
     ITEM 6:   Selected Financial Data......................................  8
     ITEM 7:   Management's Discussion and Analysis of Financial Condition
                and Results of Operations..................................  11
     ITEM 7A:  Quantitative and Qualitative Disclosures About Market Risk... 27
     ITEM 8:   Financial Statements and Supplementary Data.................  27
     ITEM 9:   Changes In and Disagreements With Accountants on Accounting
                and Financial Disclosures..................................  27
PART III
     ITEM 10:  Directors and Executive Officers of the Company.............  28
     ITEM 11:  Executive Compensation......................................  30
     ITEM 12:  Security Ownership of Certain Beneficial Owners
                and Management.............................................  33
     ITEM 13:  Certain Relationships and Related Transactions..............  35

PART IV
     ITEM 14:  Exhibits, Financial Statement Schedules and Reports on
                Form 8-K...................................................  36
Signatures.................................................................  37

                                     PART I

  This Annual Report on Form 10-K contains forward-looking statements based on
our current expectations about our Company and our industry.   You can identify
these forward-looking statements when you see us using words such as "expect," "anticipate," "estimate," "plan," "believe" and other similar expressions. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of the factors described in the Management's Discussion and Analysis of Financial Condition and Results of Operations, Risk Factors and elsewhere in this report, and in the Company's other SEC filings. We undertake no obligation to publicly update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

ITEM 1:   BUSINESS

The Company

  eCollege.com ("eCollege" or the "Company") is a leading provider of technology and services that enable colleges, universities, primary schools and high schools ("K-12 schools"), and corporations to offer an online environment for distance and on-campus learning. Our technology enables our customers to reach a large number of students who wish to take online courses at convenient times and locations. Our customers can also use our technology to supplement their on-campus courses with an online learning environment. Additionally, we offer services to assist in the development of online programs, including online course and campus design, development, management and hosting, as well as ongoing administration, faculty, instructor and student support.

  Our objectives are to be the leading provider of technology to be used in education and training, and for our services to be the highest standard in the industry. Our strategy to achieve these objectives includes providing the leading eTeaching platform for teaching and learning on-campus, for distance education and for corporate training; providing key front-office transactions between educators and their students; launching our new self-service models that allow customers to deploy our product without substantial involvement from our staff; and helping institutions create life-long learning communities, including continual contact among college or university alumni. Our primary market is colleges and universities in the United States and Canada. Our secondary market includes K-12 schools, corporations focused on continuing education and corporate training, and international customers.

Our Solution

  Our products and services are designed to be flexible to meet the online learning needs of our primary market. We provide software consisting of online campuses, courses, and course supplements. We also provide services complementing our software including design, development, management and hosting of online campuses and courses, as well as ongoing administration, faculty and student support. Our suite of products and services enables customers to either completely outsource the development of their online campus and courses or to select individual products and services to meet their unique needs. Generally, we host the online campuses, courses and course supplements on our reliable infrastructure. As an alternate solution, we recently began offering a version of our software that can be hosted in our customers' data centers. The locally-hosted software includes the same functionality as the software hosted in our data centers.

  The eCollege online learning platform is created to meet the teaching, campus community, administrative, evaluation and hosting needs of our customers and includes:

  The eCollege System/sm/. The eCollege System, our software that creates virtual campuses and courses, includes our campus delivery system, the eCollege Campus Solutions/sm/, and our course delivery and course authoring system, the eCollege Teaching Solutions/sm/.

  eCollege Campus Solutions. The eCollege Campus Solutions, consisting of CampusPortal/sm/ and Gateway Campus/sm/, offer community, academic and
administrative functions similar to a physical college campus.   With our Campus
Solutions, we can develop an online campus which replicates the key services of a physical campus, including admissions, registration, bookstore, library, academic advising, career counseling, student union, bursar's office and financial aid services. eCollege CampusPortal provides online campus services, online courses and course supplements, and online community access, and includes a web-based front-end to, and integration with, existing back-office systems for registrations, calendars, evaluations, personal homepages, bookstore and library, administrative student services, fee collections, academic advising, career counseling, financial aid, as well as departmental calendars, events, and
college and university clubs and associations.   The eCollege Gateway Campus
provides online campus services, online courses and course supplements, and includes faculty and administrative services. Our customers can choose to add premium features such as streaming audio and video, interactive course catalogs, online admissions forms, and online registration to their Gateway Campus. All of our online campuses are designed to be easy to use and to reflect our customers' distinctive character and unique preferences.

  eCollege Teaching Solutions. Through our eCollege Teaching Solutions, our software for instruction delivery, we work with faculty to convert courses for online delivery or to provide online supplements for on-campus courses. The eCollege Teaching Solutions are comprised of eCollege eCourse/sm/, eCompanion/sm/ and eToolKit/sm/. The eCollege eCourse and eCompanion products are the systems used for the delivery and management of online courses over the Internet. eCollege eCourse includes everything necessary for course management, outlining assignments, facilitating class discussions, conducting lectures, testing, grading and interacting with and among students. eCollege eCompanion offers customers a choice of all of the functions of eCollege eCourse, and provides professors and instructors with the tools necessary to create an interactive online component to supplement traditional on-campus courses. eCollege eToolKit is a set of online tools created for professors interested in using the Internet to administer classes more easily and to open channels of communication with students. Using eToolKit, customers can create their own courses without any programming or HTML experience.

  eCollege eCampusSurvey and eCollege eCourseEvaluation/sm/. eCollege eCampusSurvey is an online equivalent to an ongoing library of surveys from and by students and staff. The eCampusSurvey software helps to create and manage all types of surveys that an institution may want to deploy (e.g. instructors, facilities, sports, politics, etc.). eCollege eCourseEvaluation is analogous to filling out the instructor survey forms in a traditional class, although this version is completed, tabulated, and organized on the Internet. eCollege eCourseEvaluation removes the need for in-class, fill-in-the-bubble surveys.

  eCollege Service Solutions/sm/. We offer a suite of fee-based services designed to assist our customers in creating and delivering high quality online programs. Our Service Solutions include campus services, 24x7 help desk, academic services, and evaluation services. Our 24x7 help desk is always available to assist faculty, students and administrators with the use of the eCollege System. Through our campus services, customers receive administrative and implementation services such as campus design and implementation and integration with our customers' student information systems.

  Academic Services. Our academic services include instructional design, course development, multimedia resources and faculty training. As part of our academic services, we provide the eTeaching Institute/sm/, an online environment designed to educate faculty on the use of technology in the teaching process, and to assist faculty in building online courses. Through our academic services, we provide our customers with a high level of individual support in creating and delivering their online programs.

  Hosting Services.   Our highly reliable and scalable hosting environment
results in maximum uptime and performance for our customers. Our customers have full-time access to our software in our data center environment allowing customers to provide online learning programs through a standard web browser, including the 24x7 help desk for faculty, students and administrators.

  We believe that our service offering is a key competitive advantage and will be an important factor in achieving market acceptance and maintaining long-term relationships with our customers. Last year, we began charging new customers an annual support fee, which fee includes standard upgrades, system maintenance and content updates for online campuses and courses. As contracts renew, we intend to include annual support and maintenance fees in all customer contracts. In addition, we offer self-authoring tools that allow our customers to change and update their online campuses and courses. In the alternative, we will implement changes and updates, as a service purchased by our customers, at our current hourly rates.

Customers

  We first began delivering courses in 1996 to the University of Colorado. As of December 31, 2000, the Company has contracts with 212 customers. Our customers include: National University, Seton Hall University, University of Massachusetts, Rutgers University, University of Colorado, the State of Colorado State Board for Community Colleges & Occupational Education System, De Vry University, Inc., Connecticut State University System, California State University-Hayward, University of Dallas, University of South Alabama, Eastern Michigan University, Johns Hopkins University, and University of Wyoming. In addition, we have contracts with several providers of continuing education and corporate training, including National Association of Realtors and Palmer Chiropractic University Foundation d/b/a Palmer Institute for Professional Advancement.

  Our objective is to continue to expand our presence within our primary market and to further develop our secondary markets. The key elements of our growth strategy are to:

  Add Additional Colleges and Universities from our Primary Market. Using a focused regional approach, we are actively targeting more than 3,800 colleges and universities. To generate qualified leads, we concentrate on selling to this market through our direct sales staff and through direct marketing to key decision-makers, generally senior administrators, faculty and IT administrators.

  Increase Course Offerings and Enrollments with Existing Customers. In order to increase the course offerings and student enrollments of our existing customers, we created the position of Educational Specialist within the Sales Department. Educational Specialists are responsible for sales within existing customers by facilitating the addition of online programs for new schools or departments within an existing customer, and by promoting and selling additional online undergraduate degrees, graduate degrees and certificate programs to existing customers. Educational Specialists are located regionally, allowing them to spend quality time with existing customers on an on-going basis.

  Increase On-Campus Offerings. In order to further penetrate the on-campus market, we recently launched our On-Campus Initiative program, which includes three new packages customized for the on-campus environment. The On-Campus Solutions provide software, hosting services, eCompanion or eToolKit, and an annual license for unlimited use by named users. Named users are determined by our customers. Our On-Campus Solutions include the Teaching Package, the Portal Package, and the Portal-Teaching Package. The Teaching Package is comprised of a Gateway Campus and eCollege eCompanions for all on-campus courses. The Portal Package is comprised of a CampusPortal and eToolKits for all on-campus courses. The Portal-Teaching Package combines the elements of the Teaching and Portal
Packages: the teaching features of eCompanion and the community, administration and communication components of CampusPortal.

  Add Additional Customers in our Secondary Markets. We have sales representatives solely focused on virtual high schools and corporate training companies that have business models similar to colleges and universities. In addition, we are working with our college and university customers to deploy their corporate training course content directly to corporations. We also have resources responsible for developing business in select international markets.

Sales And Marketing

  Sales. We target prospective customers in our primary market in the United States and Canada. We have a sales force of 41 individuals, most with a background in education and/or technology. Our sales force is compensated with a combination of a salary and commissions. We divide the United States and Canada into two geographic areas, each managed by a regional vice president who is responsible for several smaller geographic territories. These territories are covered by account managers who are located within the territories they serve. Their assignments and objectives include:

  . working with our marketing team to develop awareness of our services, and

  . developing the initial business relationship with targeted prospects in their territory.

  We have recently added an inside sales team to the Sales Department. The primary responsibility of our inside sales team is to qualify leads, introduce eCollege to prospective customers, and to arrange meetings with prospective customers.

  In addition to our sales force, we have dedicated market managers responsible for developing our secondary markets. These market managers focus on increasing our presence and generating leads within those markets. Once these leads evolve into a prospect, our senior account managers become involved in the process and the sale is closed as a joint effort.

  Marketing. Historically, we have marketed our technology and services through a combination of print and online media advertising, trade shows and direct marketing to promote our products and services. Our website has been designed as one of our primary marketing communications tools, incorporating a demonstration of the eCollege System, information on industry trends, market research, webcasts from industry experts, and other important events in online learning. We have also advertised in industry periodicals such as The Chronicle of Higher Education to address key decision-makers in our target market. We are currently focusing our marketing activites to include more direct marketing to decision-makers in our target markets and continuing to strengthen our brand identity by participating in trade shows, conferences and executive speaking engagements. Finally, we hold online learning symposiums to build market awareness and identify qualified prospects.

  Technology

  Our technology strategy is to employ the best available software on stable and scalable platforms. All of our software products, such as the eCollege System and eCollege Campus Solutions and Teaching Solutions, contain our proprietary software, which we have created using a combination of our custom software and widely-available software products we license from third parties. To create the custom components of our software, we employ Microsoft's commonly used Internet programming technologies. We rely on patents, copyrights, trademarks, trade secret laws, and employee and third-party non-disclosure agreements to protect our proprietary software.

  Because our current business depends on our ability to host web-based software applications for our customers, one of our primary technical goals is to provide a highly reliable, fault tolerant system. To do so, we have made substantial investments in systems monitoring, fault handling, technology redundancy and other system uptime enhancements. For example, we continuously monitor our customers' websites and our own core systems. All of our primary servers contain fault-tolerant disk storage technology, backup network cards and power supplies which eliminate the possibility of a single point of failure in our servers and decrease their downtime. Our database servers contain the latest clustering technology that uses a combination of scalable hardware and Microsoft software technologies. Finally, we maintain sophisticated "firewall" technology to prevent access by unauthorized users and to minimize known vulnerabilities to system security.

  Our products are delivered to our customers from a network of centralized web servers. Our web servers are located in three commercial data centers, commonly known as web "server farms," which house our servers and provide us with scalable, high bandwidth Internet connections. Our primary facility is co-located at ViaWest Internet Services, Inc. and our back-up facilities are located at Level 3 Communications, Inc. and at eCollege's headquarters. Having multiple data centers provides us with the capability to survive a catastrophic failure of a data center. In the event of such a failure, we would switch our operations to an alternate data center. Our investment in our technology allows us to deliver nearly 100% uptime to our customers. We also believe that our target market is interested in highly reliable and scalable solutions for implementation of our sofware that can be locally-hosted and we expect that our software will be installed in our customers' data centers in the future.

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

  . company reputation;

  . pricing; and

  . the ability to offer a locally hosted solution.

  Our competitors vary in size and in the scope and breadth of the products and services they offer. Competition is most intense from colleges', universities' and corporations' internal information technology departments. Some colleges and universities construct online learning systems utilizing in-house personnel and create their own software or purchase software components from a vendor. We also face significant competition from a variety of companies including:

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

  Seasonality

  Due to seasonality inherent in the academic calendar, which typically consists of three academic terms, as well as our customers' plans for online campus and course development, we experience fluctuations in our sequential quarterly results. We typically have lower revenue in the summer academic term which spans the second and third calendar quarters. Due to the change in our method of recognizing revenue from campus and course development fees as of January 1, 2000, as required by SAB 101, these fluctuations in our revenues will diminish, but still occur due to the significance of our student fee revenue. Our operating expenses are relatively fixed in nature and seasonal fluctuations in revenue will result in seasonal fluctuation in our operating results. As a result, sequential quarter-to-quarter financial results are not directly comparable.

Trademarks And Proprietary Rights

  We regard our copyrights, trademarks, trade dress, trade secrets and similar intellectual property as critical to our success, and the Company relies upon federal statutory and common law copyright and trademark law, trade secret protection and confidentiality and/or license agreements with its employees, customers, partners and others to protect its proprietary rights. We have applied for registration in the United States for certain of our trademarks, including eCollege/sm/, eCollege CampusPortal/sm/, eCollege eCompanion/sm/, eCollege eToolKit/sm/, eCollege Campus Solutions/sm/, eCollege Teaching Solutions/sm/, eCorporateU/sm/, eCourseEvaluation/sm/, eTeaching Institute/sm/, eFaculty eXchange/sm/ and eCollege Service Solutions/sm/. We have had certain trademark applications denied, and may have more denied in the future. We will continue to evaluate the registration of additional marks as appropriate. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of our products or services or to obtain and use information that we regard as proprietary. In addition, the laws of some foreign countries do not protect proprietary rights to as great an extent as do the laws of the United States. Litigation may be necessary to protect the Company's proprietary rights. Any such litigation may be time-consuming and costly (even if successful), cause product release delays, require the Company to redesign its products or services, or require the Company to enter into royalty or licensing agreements, any of which could have a material adverse effect on the Company. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company or at all. Our means of protecting our proprietary rights may prove inadequate and our competitors may independently develop similar technology or duplicate our products or services or design around intellectual property rights of the Company. If, as a result of changing legal interpretations of liability for unauthorized use of our software or otherwise, users were to become less sensitive to avoiding copyright infringement, we would be materially adversely affected.

Employees

  As of March 22, 2001 we employed 281 people; 132 employees engaged in customer service, academic services and implementation; 54 employees engaged in sales and marketing; 48 employees engaged in product development; and 47 employees engaged in general administrative and management, including staff to maintain our corporate network and business development. None of our employees are subject to any collective bargaining agreements, and we consider our relations with our employees to be good.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  During the fourth quarter of 2000, the Company did not submit any matters for a vote by Company's Stockholders.

                                    PART II

ITEM 5.   MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  eCollege's common stock has been traded on the NASDAQ Stock Market under the symbol "ECLG" since December 15, 1999. The following table sets forth the high and low sales prices of the Company's common stock for the periods indicated and are as reported on the NASDAQ Stock Market.

                                                   High       Low
                                                  ------    -------
Year ended December 31, 1999
     4th Quarter (from December 15, 1999)         $17.50     $10.75
Year ended December 31, 2000
     1st Quarter                                  $12.88     $ 6.63
     2nd Quarter                                  $ 7.19     $ 2.63
     3rd Quarter                                  $ 8.25     $ 3.75
     4th Quarter                                  $ 8.06     $ 2.81
The closing price on March 22, 2001 was $2.56.


  As of March 22, 2001, there were approximately 135 stockholders of record of our common stock.

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

Changes in Securities and Use of Proceeds

  On December 15, 1999, the Company consummated its initial public offering of its common stock. The registration statement relating to the offering (File
No. 333-78365) was declared effective on December 14, 1999. The Company registered and sold a total, including the underwriter's overallotment, of 5,500,000 shares with an aggregate registered price of $60,500,000. At the time of the initial public offering, 4,150,402 shares of the Company's Series A, B, and C preferred stock were converted to 4,150,402 shares of common stock.

  The net offering proceeds to the Company were $56,265,000, of which $5,115,000 related to the exercise of 500,000 shares of the underwriters' over-allotment option on January 13, 2000. As of December 31, 2000, we have used approximately:
$2,050,000 to repay bank debt; $20,008,000 to fund operations and provide working capital; and $2,991,000 to purchase computer equipment, software, furniture and fixtures. Approximately $16,130,000 has been invested in temporary investments. None of the net proceeds of the offering were paid directly or indirectly to any of our directors, officers, general partners or their associates, or persons owning 10% or more of any class of our equity securities. We expect to use the remainder of the proceeds for working capital and general corporate purposes.

ITEM 6.   SELECTED FINANCIAL DATA

  The following table sets forth our summary financial data. You should read this information together with the Financial Statements and the Notes to those statements beginning on page 43 of this Annual Report on Form 10-K and the information under "Selected Financial Data" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." For the year ended December 31, 2000, pro forma results have been shown based on the percent complete revenue recognition method which is consistent with the presentation of the results of operations for all periods from inception through December 31, 1999. Please see Note 3 in the Notes to Financial Statements for further discussion of the change in accounting principle implemented by the Company on January 1, 2000.

                                                                                                                       Period from
                                                                                                                      July 26, 1996
                                                                 Years Ended December 31,                              (inception)
                                          -------------------------------------------------------------------------      through
                                                                                                                       December 31,
                                              2000          2000           1999           1998           1997             1996
                                           ----------   -------------  -------------  -------------   -------------   -------------
                                                          (pro forma)
                                                          (unaudited)

                                                         (In thousands, except share and per share data)
Statement of Operations Data:
Revenue:
   Student fees..........................  $   7,037    $      7,037   $      2,300   $        579    $        400     $      22
   Campus and course development fees...       4,325           5,956          1,950          1,086             628             -
   Other................................       1,177           1,177            401              -               -             -
                                           ----------   -------------  -------------  -------------   -------------   -------------
   Total revenue........................      12,539          14,170          4,651          1,665           1,028            22
Cost of revenue.........................      12,650          13,161         10,381          2,065             528           110
                                           ----------   -------------  -------------  -------------   -------------   -------------
   Gross profit (loss)..................        (111)          1,009         (5,730)          (400)            500           (88)
   Operating expenses:
   Product development..................       7,133           7,133          2,256          1,099             212            60
   Selling and marketing................      10,587          10,587          7,243          3,394             106            25
   General and administrative...........       9,435           9,435          5,930          2,509             768           249
   Other general and administrative
    expenses..../.......................       2,570           2,570              -              -               -             -
                                           ----------   -------------  -------------  -------------   -------------   -------------
   Total operating expenses.............      29,725          29,725         15,429          7,002           1,086           334
                                           ----------   -------------  -------------  -------------   -------------   -------------
Net loss from operations................     (29,836)        (28,716)       (21,159)        (7,402)           (586)         (422)
Other income (expense), net.............       2,154           2,154            351            112             (29)           18
                                           ----------   -------------  -------------  -------------   -------------   -------------
Net loss before cumulative effect of
 change in accounting principle.........  $  (27,682)   $    (26,562)   $   (20,808)   $    (7,290)   $       (615)    $    (404)
 Cumulative effect of change in
 accounting principle...................      (1,205)              -              -              -               -             -
                                           ----------   -------------  -------------  -------------   -------------   -------------
Net loss from continuing operations.....  $  (28,887)   $    (26,562)   $   (20,808)   $    (7,290)   $       (615)    $    (404)
                                          ===========   =============  =============  =============   =============   =============
Net loss from continuing operations
 applicable to common stockholders......  $  (28,887)   $    (26,562)   $   (23,225)   $    (7,993)   $       (674)    $      (404)
                                          ===========   =============  =============  =============   =============   =============

Basic and diluted net loss from
 continuing operations per common share
 before cumulative effect of change in
 accounting principle...................  $    (1.76)                   $     (4.12)   $     (1.58)         $(0.16)    $         -

   Cumulative effect of change in
    accounting principle................        (.07)                             -              -               -               -
                                           ----------   -------------  -------------  -------------   -------------   -------------
Basic and diluted net loss from
continuing operations per common share..  $    (1.83)   $      (1.69)   $     (4.12)   $     (1.58)   $      (0.16)    $         -
                                          ===========   =============  =============  =============   =============   =============

Weighted average common shares
 outstanding-basic and diluted..........  15,743,351      15,743,351      5,639,563      5,074,697       4,107,964               -
                                          ===========   =============  =============  =============   =============   =============

  Note on Discontinued Operations: On March 24, 1997, the Board of Directors approved the disposition of ColoradoNet, an Internet Service Provider acquired in 1996, as the Company determined that such business did not complement its primary business focus of Internet education. Pursuant to an Asset Purchase Agreement dated May 30, 1997, the Company sold substantially all of the net assets of ColoradoNet to a third party for $200,000 in cash. The gain on the sale of this discontinued operation was $34,632. Total revenue for ColoradoNet was $137,055 in 1997.

  Note on Change in Accounting Principle: Effective January 1, 2000, the Company adopted the Securities and Exchange Commission's Staff Accounting Bulletin
No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," which provides guidance on revenue recognition for public companies. As a result, the Company reviewed the terms of its current contracts and determined that the provisions of SAB 101 materially impact the Company's revenue recognition for our campus and course development revenue, effectively deferring the recognition of such revenue. Under SAB 101, campus development fees are recognized from the campus launch date through the end of the contract period, typically three years, or the expected life of the customer relationship, whichever is greater. For customers that purchase an annual campus fee, the annual fees are recognized on a straight line basis over 12 months. Course development fees are recognized on a straight line basis, generally over 12 months from the date the course is ordered by the customer, which approximates the period over which our services are provided. The 12-month period may change in the future based upon our experience of providing such services. Changes in our contract terms and expected contract life may also effect the period over which development fees are recognized.

  The Company has accounted for the implementation of the guidelines of SAB 101 as a change in accounting principle effective January 1, 2000, and therefore has not restated the 1999 or prior years' financial statements. Effective January 1, 2000, the Company recorded a cumulative adjustment of $1,205,038 or $.07 per share, basic and diluted, for the change in accounting principle. The impact in 2000 of adopting SAB 101 was to increase net loss, before the cumulative effect of accounting change, by $1,120,296. Excluding the impact of the change, basic and diluted net loss per share for 2000, before the cumulative effect of accounting change, would have been $1.69.

  Adopting this new method of accounting for periods prior to 2000 would have produced the following pro forma results (in thousands, except per share data):

                                                                                    Period from
                                                                                  July 26, 1996
                                                                                    (inception)
                                                 Years Ended December 31,             through
                                          ---------------------------------------   December 31,
                                              1999          1998         1997          1996
                                          ------------  ------------  -----------  -------------
                                                    (In thousands, except per share data)
As reported, before the cumulative
effect of accounting change:
    Net loss from continuing operations
    applicable to common stockholders        $(23,225)      $(7,993)     $  (674)         $(404)
    Basic and diluted net loss from
    continuing operations per common share   $  (4.12)      $ (1.58)     $ (0.16)         $   -


Pro forma, before the cumulative
effect of accounting change:
    Net loss from continuing operations
    applicable to common stockholders        $(23,405)      $(8,583)     $(1,110)         $(404)
    Basic and diluted net loss from
    continuing operations per common share   $  (4.15)      $ (1.69)     $ (0.27)         $   -

The following table is a summary of our balance sheet data:

                                                                                  December 31,
                                                                -------------------------------------------------
                                                                      2000        1999        1998          1997
                                                                   -------     -------     -------        ------
                                                                                 (In thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments.............     $28,415     $46,308     $11,661        $  208
Working capital...............................................      17,813      39,531       9,577            58
Total assets..................................................      44,748      53,767      13,660           748
Long-term capital lease obligations and notes payable.........       1,389           -           -           231
Total liabilities.............................................      18,461       9,755       2,549           621
Convertible A, B, & C Series Preferred........................           -           -      19,650         1,029
Total stockholders' equity (deficit)..........................      26,287      44,012      (8,539)         (902)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion and analysis should be read in conjunction with the "Selected Financial Data" and our Financial Statements and Notes thereto appearing elsewhere in this Annual Report on Form 10-K.

Overview

  eCollege is a leading provider of technology and services that enable colleges, universities, K-12 schools, and corporations to offer an online environment for distance and on-campus learning. Our technology enables our customers to reach a large number of students who wish to take online courses at convenient times and locations. Our customers can also use our technology to supplement their on-campus courses with an online learning environment. Additionally, we offer services to assist in the development of online programs, including online course and campus design, development, management and hosting, as well as ongoing administration, faculty, instructor and student support.

  We were founded and began delivering our products and services to the University of Colorado in 1996. In 1997, we grew our customer base and revenue while developing our technology to support substantial growth. Since mid-1998, we have significantly increased our selling and marketing efforts, and, as of December 31, 2000, had 212 contracts covering 962 individual campuses. Since our inception our customers have purchased or ordered more than 9,000 online courses, of which 3,559 included course development services. For the Fall 2000 academic term, we had 185 customers offering online courses and our customers had approximately 34,000 student enrollments in online courses provided on the eCollege platform. We have invested, and continue to invest, in our service capabilities by expanding our infrastructure. Our expenditures have exceeded our revenues since our inception and our losses have increased as a result of our accelerated growth. Our operating expenses may increase slightly in the future, however we expect to utilize our current resources to support anticipated revenue growth. Increases in operating expenses should be significantly less than our increases in revenue.

Revenue

  Historically, we generated revenue by offering online campuses bundled with a minimum number of online courses, as well as maintenance and support services. In 1999, we made the strategic decision to unbundle our product and service offerings, allowing customers to customize their choice of products and services.

  We have primarily generated revenue from three sources:

  . an initial development and design services fee to build an online campus;

  . development and design services fees to build online courses; and

  . enrollment fees for each student in an online course.

  We enter into contracts with our customers to provide our online learning products and services. Our contracts typically have two to five year initial terms. Each contract is based on our standard form, customized for each customer, and specifies the products and services we will provide. These contracts specify the type and price of the online campus purchased and the number and price of online courses purchased, as well as the fees for student enrollments and any other services purchased.

  We continue to improve our core online products, Campus Solutions (our portals), Teaching Solutions, which include eCourse, eCompanion, an online teaching supplement to enhance classroom-based courses, and eToolKit, a set of online tools to facilitate course administration. We also generate revenue from additional sources under our Service Solutions. These additional sources include:

  . annual maintenance fees to manage the online campus during the term of the agreement;

  . service fees, including online campus implementation, faculty training and support, evaluation and technical consulting services, instructional design; and

  . fees for products that supplement traditional classroom courses (eCompanion and eToolkit).

  Our CampusPortal product, a fully online campus that offers faculty, students and alumni 24x7 access to an institution's student union, clubs, organizations, and academic course information, was released in beta form to selected customers in March 2001. Due to the nature and capabilities of this product, we expect to service a larger volume of higher education customers and students in the coming year. We intend to eventually promote this product as our primary Campus Solution product, however we do not anticipate a significant amount of revenue from this product in 2001.

  We recently announced our On-Campus Initiative program, designed specifically for the on-campus environment. This program pricing includes an annual license fee and an annual hosting fee for our online campus software, unless the customer chooses our local-hosting option and runs our software on its own servers. The annual license fee includes eToolKit or eCompanion for all on-campus courses. We charge a one time set-up and design fee to implement the online campus, and an annual maintenance fee to manage the online campus during the term of the agreement. The annual license authorizes unlimited access to the online campus including eToolKit or eCompanion, to a predetermined number of named users, for one year.

  We also began implementing a new campus revenue model for access to our campus software for new customers exclusively offering distance education and for existing customers as their contracts come up for renewal. Under this program, we generally charge 1) a one time set-up and design fee to implement an online campus, 2) an annual license fee for our software and 3) an annual hosting fee, unless the customer chooses our local-hosting option and runs our software on its own servers. Lastly, we charge an annual maintenance fee to manage the online campus during the term of the agreement. Customers will continue to pay per student fees for online courses under this revenue model, unless the customer is hosting our software on its servers.

  We continue to offer course development services to help faculty and instructors design their courses, and to charge our customers a per student fee for each student enrolled in an online course or on-campus class using online course supplements.

Revenue Recognition

  Historically we have recognized our development fees on a percent complete basis as the online campus and course development and design services are performed. Our use of this method required management to estimate the degree of completion of each contract. To the extent the original estimate proved to be inaccurate, the revenues and gross profit or loss reported for the periods during which work on the contract was ongoing may not have accurately reflected the final results of the contract. Any anticipated losses on contracts were charged to earnings when identified.

  Student fees are recognized on a straight line basis over each specific academic term. All other revenue sources are recognized over the length of the service period (e.g. annual maintenance fees) or are recognized over the period of the performance of the service (e.g. consulting, etc.).

  In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," which provides guidance on revenue recognition. SAB 101 is effective for fiscal years beginning after December 15, 1999. SAB 101 summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements.

  In March 2000, the Emerging Issues Task Force reached a consensus on Issue No. 00-3, Application of AICPA SOP 97-2, "Software Revenue Recognition," to Arrangements That Include the Right to Use Software Stored on Another Entity's Hardware ("EITF 00-3"). The consensus identifies those software arrangements under which entities can account for sales of software in accordance with SOP 97-2, and those arrangements that do not qualify as a sale of software. Under this consensus, our arrangements with customers typically do not qualify as sales of software, and as such, we are required to utilize service accounting.

  We have reviewed the terms of our current contracts and have determined that the provisions of SAB 101 materially impact our revenue recognition for our campus and course development revenue, effectively deferring the recognition of such revenue. Under SAB 101, we changed our method of revenue recognition for campus and course development fees. There is no change to our revenue recognition of our student fees. Under SAB 101, we recognize revenue as follows:

  . Campus Development Fees are recognized ratably over the period our customers receive the benefit of our services. Currently we have determined this period to be the date the campus is launched through the end of the contract period, typically three years, or the expected life of the customer relationship, whichever is greater. For customers where we have an annual campus fee, we recognize annual fees on a straight line basis over 12 months;

  . Course Development Fees are recognized ratably over the period our customers receive the benefit of our services. Currently we have determined this period to be over 12 months from the date the course is ordered by the customer;

  . Student Fees are recognized on a straight line basis over the period of the related academic term; and

  . Other revenue, including fees from consulting, training, implementation, maintenance and performing research under the terms of a United States government grant, are generally recognized as the services are provided or the work is performed under the grant, consistent with our historical practices.

  We have accounted for the implementation of the revenue recognition guidelines of SAB 101 as a change in accounting principle effective January 1, 2000, and therefore have not restated the 1999 or prior years' financial statements. However, the selected quarterly information for the twelve-month period ended December 31, 2000 presented elsewhere within this Annual Report on Form 10-K has been restated from the amounts reported in previous filings to reflect this accounting change, in accordance with Accounting Principles Board Opinion No. 20, "Accounting Changes."

  Our business model is based upon a number of factors, including increasing the acceptance of online learning among colleges, universities, K-12 schools and corporations, adding new customers, adding new schools and programs within existing customers, developing additional courses for our existing customers, increasing student enrollment in online courses, and selling new products and services to our clients. From our inception through December 31, 1998, the majority of our revenue was generated by development and design services fees for building campuses and courses, and, to a lesser extent, student fees. As we expected, the development revenue stream has continued to grow in 1999 and 2000, but the student fees have become a larger percentage of total revenue as the number of online courses offered by our customers and the numbers of students in those courses continue to increase. We expect this trend to continue. Additionally, our supplemental online teaching solutions are generally priced lower than our full-course solutions. As our pricing and product mix change, we anticipate that student enrollments will increase.

  In late 2000, we released a new version of our course delivery software that includes more robust self-authoring tools, designed to allow customers to easily develop their own online courses without needing HTML or other programing knowledge. We have also released a new version of our campus software that will allow campus administrators to make their own changes to their virtual campuses. With the ease of use features and improved self-authoring functionality of these products, we may see customers self-design and develop online courses, resulting in lower development revenue from our campus and course development services. However, we expect our customers to continue to add additional courses which are either self-authored or developed by us, and for students to enroll in these additional courses, thereby increasing our student fee revenue.

  In October 1998, we were awarded a grant of approximately $1,900,000 by the National Institute of Standards and Technology, or NIST, a department of the U.S. Department of Commerce. We are entitled to receive payments under the grant as we perform research related to automated course content creation and organization, and tutoring delivery systems. Maximum payments under the NIST grant are $713,000 in 1999, $583,000 in 2000 and $583,000 in 2001. As of
December 31, 2000, we had received aggregate payments of $682,525 from the NIST grant. Pursuant to the terms of the NIST grant, work must be performed at a prescribed format and pace. We believe we will be able to perform under the terms of the NIST grant, however, there is no assurance we will continue to receive payments under the NIST grant or that we will receive the maximum payments under the NIST grant. We do not intend that revenue from such grant
will constitute a significant portion of our revenue in the future.   For the
years ended December 31, 2000 and 1999, we recognized revenue of $500,762 and $348,962, respectively. We may apply for other grants in the future, although we have no present plans to do so.

Cost of Revenue

  Our cost of revenue consists primarily of employee compensation and benefits for account management, online campus development, course design, technical personnel, help desk, and sales commissions. Our cost of revenue also includes costs associated with expanding, maintaining, and improving our web servers, database architecture, and network infrastructure. Non-marketing related costs of our Grant Program, as discussed below, are also included in cost of revenue. We also allocate a portion of our occupancy and infrastructure costs to cost of revenue. To continue to execute our business plan, we intend to expand our operations, including our technical, operational and customer support resources.

  We expect that our cost of revenue will decline in the future as a percent of revenue. We will experience this decline as we achieve operating efficiencies and as our revenue mix changes to be more heavily weighted towards student and license fees which have a lower cost than revenue derived from our service offerings.

  For the year 2001, sales commissions will be paid after we have received payment from the customer and recorded as revenue is recognized. Sales representatives will also receive additional commissions for achieving significant goals such as signing large customers and increasing program offerings within current customers. Historically, we have recorded and paid sales commissions as contracts were signed and as revenue was recognized.

Grant Program

  We implemented a Grant Program in late 1999 designed to assist new and existing customers in increasing the quality and number of online courses they offer using our products and services and the number of students pursuing online degrees. Seventy-two grants were awarded, at our discretion, to institutions based on demonstrated commitment to a quality online degree program, the number of current and potential students, the college or university's unique approach to online learning and other factors. We do not anticipate offering new grant awards, except on a limited basis.

  To date, we have granted approximately $7.5 million, which consists of $1.7 million in marketing funds and $5.8 million in educational support funds. Pursuant to the terms of the grants, funds are paid to our customers after they have provided evidence of payment for appropriate expenditure. For the twelve months ended December 31, 2000, we made disbursements under the Grant Program of $889,299 for such costs as faculty stipends, technology and travel funds.

  Funds granted consist of both marketing funds and educational support funds. Marketing funds are reimbursed to our customers based on demonstration of payment for approved marketing activities. These expenses are recorded as marketing expenses as we estimate they are incurred by our customers. Educational support funds consist of faculty stipends, and technology and travel funds, and are considered contract costs. If contract costs, including appropriate educational support funds, are in excess of the revenue guaranteed under an agreement, such excess is expensed in the quarter in which the excess is first identified. For the year ending December 31, 1999, the Company recognized such a loss of $2,438,055. As we recognize revenue under these contracts, the grant loss reserve is reduced such that our gross margin related to this revenue is zero. This reduction is reflected in Cost of Revenue and was $954,886 for the twelve months ended December 31, 2000. The remaining estimated grant loss reserve at December 31, 2000 is $1,483,169. The determination of the grant loss requires management to make estimates and assumptions regarding the total amount of costs to be incurred. These estimates and assumptions may change and affect the reported amounts of the contingent liability on the date of the financial statements and the reported amount of expenses during the reporting period. As contracts are completed, actual results could impact reported amount of expenses in the current reporting period.

Gross Margin

  As our product mix continues to change and diversify, we expect that the mix of our cost of revenue will change accordingly. Our investments in our infrastructure and personnel should be able to support future growth and with increased utilization, we anticipate cost of revenue that is lower than our revenue. Therefore, while we expect our total cost of revenue to increase, due to items such as the amortization of capitalized software development costs related to our CampusPortal product, we expect it will decrease as a percentage of revenue, resulting in an improving gross margin.

Product Development

  Product development includes costs of maintaining, developing and improving our software products. These costs consist primarily of employee compensation and benefits, consulting fees, occupancy and depreciation expenses. On April 1, 2000 we started to capitalize software development costs related to our CampusPortal product as required by AICPA's Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." As of December 31, 2000, we have capitalized $3,141,112 in such development costs. We expect that net product development costs will decrease in the year 2001.

Selling And Marketing

  The principal components of our selling and marketing expenses are employee compensation and benefits, advertising and travel. Other significant components include marketing collaterals, consulting fees, occupancy and depreciation expenses.

  Our Grant Program includes reimbursement of funds to our customers for marketing their online degree programs. These funds are recorded as marketing expense as our customers incur them and we incur the obligation to reimburse them. We recorded $1,253,725 of marketing expenses associated with the Grant Program in the year 2000. Funds are reimbursed to customers as they provide evidence of the expenditure. Reimbursements for marketing expenditures totaled $140,436 as of December 31, 2000.

  We expect total selling and marketing expenses to decrease in 2001 as we reduce and re-allocate our marketing spending by focusing on more cost-effective initiatives.

General and Administrative

  Our general and administrative expenses include accounting and finance; legal services; business development; corporate facilities and administrative, executive and internal technical network administration and support. Employee compensation and benefits represent the most significant component of general and administrative expense. Other components include facilities, depreciation, communications, professional and consulting fees, and deferred compensation. We expect that our general and administrative expenses will decrease in the year 2001 both in total and as a percentage of revenue.

Results Of Continuing Operations

  We have incurred significant losses since our inception, resulting in an accumulated deficit of $61,148,800, as of December 31, 2000. We believe that our revenue growth will continue in the year 2001. We also intend to implement efficiencies that should reduce our general and administrative expenses and decrease the amount of discretionary marketing activities. At the same time we intend to continue to make investments in technology which may involve the development, acquisition or licensing of technologies that complement or augment our existing services and technologies. We expect to begin to realize operating profits by the end of the coming year, although there can be no guarantee thereof.

Twelve Months Ended December 31, 2000 and 1999

  Revenue. As previously discussed, in response to the Securities and Exchange Commission's Staff Accounting Bulletin No. 101 issued in December 1999, we have changed our revenue recognition of campus and course development fees. As a result, total revenue increased to $12,539,470 for the twelve months ended December 31, 2000 from $4,650,818 in 1999, or 170%. If this accounting change had not been implemented January 1, 2000, the revenue for the twelve months ended December 31, 2000 would have been $14,169,714 under the percent complete method, which is the same method used to recognize revenue in 1999. Therefore, on a comparable basis, 2000 revenue would have increased $9,518,896 or 205% versus 1999. Increases in revenue are due to increased student enrollment in online courses, as well as an increased number of online campuses and courses developed.

  Student fees represented $7,037,442 and $2,300,111 of total revenue for the twelve months ended December 31, 2000 and 1999, respectively. Campus and course development fees represented $5,502,028 and $2,350,707 of total revenue, respectively, for these same periods. If the accounting change had not been implemented January 1, 2000, the campus and course development revenue for 2000 would have been $7,132,272 under the percent complete method. Revenue from the NIST grant was $500,762 and $348,962 for the twelve months ended December 31, 2000 and 1999, respectively and is included in other revenue.

  Cost of Revenue. Cost of revenue increased to $12,650,533 for the twelve months ended December 31, 2000 from $10,381,390 in 1999, or 22%. As previously discussed, we have changed our revenue recognition of campus and course development fees in accordance with SAB 101. As a result, the amount of expenses related to the Company's Grant Program included in cost of revenue decreased by $509,947. If the change in accounting principle had not been implemented as of January 1, 2000, the total cost of revenue for the twelve months ended December 31, 2000 would have been $13,160,480 under the percent complete method. Therefore, on a comparable basis, 2000 cost of revenue would have increased $2,779,090 or 27% over 1999.

  Cost of revenue increased primarily due to additional personnel costs to support revenue growth. Our operations and account management personnel increased from an average of 107 in 1999 to 157 during 2000. Costs associated with expanding and improving our web servers, database architecture, and network
infrastructure increased by $1,514,513 over 1999.   Depreciation and occupancy
costs related to cost of revenue increased by $657,405. These increases were partially offset by a decrease of $976,077 in the amount of grant expense and a $644,988 decrease in sales commissions. Total cost of revenue was approximately 100% and 223% of total revenue for the twelve months ended December 31, 2000 and 1999, respectively.

  Gross Margin. We experienced a negative gross margin of $111,063 for the twelve months ended December 31, 2000 as compared to a negative gross margin of $5,730,572 in 1999 for a 98% improvement. Our gross margin would have been a positive $1,009,234, or 7% of total revenue, had the accounting change for SAB 101 not been implemented January 1, 2000.

  Excluding the Grant Program, the Company would have recognized a positive gross margin of $1,350,915 for the year ended December 31, 2000 compared to a negative gross margin of $3,292,517 for the year ended December 31, 1999. Our gross margin for 2000 would have been a positive $2,829,506, excluding the Grant Program and had the accounting change for SAB 101 not been implemented January 1, 2000. The improvement in gross margin this year was primarily due to the increase in our student fees, which have a higher contribution margin, improved utilization of our professional services staff and realizing operating leverage on our fixed expenses as our revenues increase.

  Product Development. For the year ended December 31, 2000, we made substantial investments in expanding and improving our Teaching Solutions product. We also incurred significant expenses in developing tools to improve our efficiency in developing online campuses and courses. Accordingly, product development expenses increased to $7,133,497 for the twelve months ended December 31, 2000 from $2,255,562 for the twelve months ended December 31, 1999. The number of product development personnel increased to 81 at December 31, 2000 from 39 at December 31, 1999. We also incurred an increase of $453,241 in occupancy and depreciation charges allocated to development activities. On April 1, 2000, we started to capitalize software development costs related to our CampusPortal product. As of December 31, 2000, we have capitalized $3,141,112 in development costs, which will be amortized through cost of revenue as we begin to recognize revenue associated with this new product. Therefore, we had a total of $10,274,609 in product development expenditures during 2000.

  Selling and Marketing. Selling and marketing expenses increased to $10,586,595 for the twelve months ended December 31, 2000 from $7,242,939 for the twelve months ended December 31, 1999.

  The increase was primarily due to an increase in marketing costs associated with the Grant Program of $1,253,725 for 2000 from $0 in 1999. The increase in selling and marketing expenses also reflects increases in the number of selling and marketing personnel, additional trade show participation and other promotional activities, and increases in travel expense. Our selling and marketing personnel increased from an average of 49 in 1999 to 64 in 2000. We also incurred additional marketing activity costs of $224,088 in 2000 associated with enhancing our portal website, as well as an increase of $440,477 in occupancy and depreciation charges allocated to selling and marketing activities.

  General and Administrative. General and administrative expenses increased to $9,434,181 for the twelve months ended December 31, 2000 from $5,929,810 for the twelve months ended December 31, 1999. Expenses have increased in the form of additional salaries, consulting, professional fees, and travel expenses as we build and develop our management team and operating infrastructure. We also incurred an increase of $433,546 in occupancy and depreciation charges allocated to general and administrative activities. Additional general and administrative expenses for 2000 include severance pay of approximately $250,000 for the former chief executive officer. In addition, outside consulting, professional fees, recruiting fees and travel expenses increased, reflecting our expanded business activities. The number of general and administrative personnel as of December 31, 2000 was 53, consisting of: 28 employees in the Corporate Services area which includes finance, human resources, legal, facilities and travel; 13 employees in Systems Administration; and 12 employees in Executive and Business Development. The number of employees at December 31, 1999 was 51.

  Through December 31, 2000, we recorded aggregate deferred compensation totaling $4,139,631 in connection with the grant of options to employees. The deferred charge is being amortized over the vesting period of such options, which ranges from 2 to 3 years. Of the total deferred compensation, $1,191,142 was amortized in the year ended December 31, 2000, while $1,019,771 and $199,535 was amortized in the twelve months ended December 31, 1999 and 1998, respectively. The majority of compensation expense related to such options is included in general and administrative expense. However, a portion of such compensation expense has been allocated to cost of revenue, selling and marketing expense and product development expense as appropriate.

  We expect approximate future per quarter amortization related to deferred compensation to be as follows:



              Quarters in the
          Year Ended December 31,                           Quarterly Amount
-------------------------------------------------------  ----------------------
                   2001                                      $210,000-$230,000
                   2002                                      $ 80,000-$160,000

  Other General and Administrative Expenses. Additional non-cash general and administrative expenses of $2,570,408 reflect the fair market value of options issued during the third quarter of 2000 to a non-employee investment partnership in exchange for the services of our Chief Executive Officer in lieu of salary, benefits and other compensation.

  Other Income (Expense). Interest and other income, which consists primarily of interest earnings on our cash, cash equivalents and short-term investments, increased to $2,472,600 in 2000 from $374,566 in 1999. This increase is primarily due to an increase in cash as a result of proceeds from our initial public offering in the fourth quarter of 1999 and the exercise of the underwriters' over-allotment option in the first quarter of 2000 of $51,150,000 and $5,115,000, respectively. Interest expense associated with our capital lease facility and interest resulting from amortization of warrants and prepaid fees associated with establishing the line of credit in 1999 was $318,840 in 2000 compared to $23,110 in 1999.

  Net loss. For the year ended December 31, 2000, the Company incurred a net loss before the cumulative effect of a change in accounting principle of $27,681,984, and a total net loss after the cumulative effect of a change in accounting principle of $28,887,022, as compared to a net loss of $20,807,427 in 1999. Effective January 1, 2000, the Company recorded a $1,205,038 one-time cumulative adjustment in response to the Securities and Exchange Commission's Staff Accounting Bulletin No. 101. If this accounting change had not been implemented January 1, 2000, the net loss for the year ended December 31, 2000 would have been $26,561,688, or $1.69 per share. Our net loss applicable to common stockholders increased to $28,887,022, or $1.83 per share, from $23,225,206, or $4.12 per share, for the twelve months ended December 31, 2000 and 1999, respectively. The net loss applicable to common stockholders in 1999 includes the impact of dividends and accretion related to our mandatorily redeemable convertible preferred stock.

Twelve Months Ended December 31, 1999 and 1998

  Revenue. Revenue increased to $4,650,818 for the twelve months ended
December 31, 1999 from $1,665,069 for the twelve months ended December 31, 1998. Increases in revenue were due to increased student enrollments in online courses, as well as an increased number of online campuses and courses developed.

  Student fees represented $2,300,111 and $579,047 of total revenue for the twelve months ended December 31, 1999 and 1998, respectively. Campus and course development fees represented $2,350,707 and $1,086,022 of total revenue, respectively, for these same periods. Revenue from the NIST grant was $348,962 for the twelve months ended December 31, 1999 and is included in development revenue.

  Cost of Revenue. Cost of revenue increased to $10,381,390 for the twelve months ended December 31, 1999 from $2,064,909 for the twelve months ended December 31, 1998. Our cost of revenue increased primarily due to additional personnel costs, contract losses of $2,438,055 experienced under our Grant Program, and increased sales commissions.

  Total cost of revenue was approximately 223% and 124% of total revenue for the twelve months ended December 31, 1999 and 1998, respectively. Our operations and account management personnel increased to 160 at December 31, 1999 from 65 at December 31, 1998.

  Gross Margin. We experienced a negative gross margin of $5,730,572 for the twelve months ended December 31, 1999 as compared to a negative gross margin of $399,840 for the twelve months ended December 31, 1998. Excluding the Grant Program, the Company would have recognized a negative gross margin of $3,292,517 at December 31, 1999. The remaining reduction in gross margin is due to an increase in expenses as we added course development and account management personnel in preparation for growth in the number of clients we are serving and growth in the number of courses to be developed. Gross margin also decreased as a result of promotional and other contract pricing decreases conducted during the year.

  Product Development. Product development expenses increased to $2,255,562 for the twelve months ended December 31, 1999 from $1,099,000 for the twelve months ended December 31, 1998. The increase was primarily due to employee-related expenses and additional consulting fees and incurred in maintaining, developing, and improving our products. The number of product development personnel increased to 39 at December 31, 1999 from 28 at December 31, 1998.

  Selling and Marketing. Selling and marketing expenses increased to $7,242,939 for the twelve months ended December 31, 1999 from $3,394,000 for the twelve months ended December 31, 1998. The increase was primarily due to increases in the number of selling and marketing personnel, additional trade show participation and other promotional activities, and increases in travel expense. Our selling and marketing personnel increased to 56 at December 31, 1999 from 42 at December 31, 1998. The increase in selling and marketing expenses also reflects an increase in advertising to $1,412,943 for the twelve months ended December 31, 1999 from $1,096,846 for the twelve months ended December 31, 1998.

  General and Administrative. General and administrative expenses increased to $5,929,810 for the twelve months ended December 31, 1999 from $2,509,496 for the twelve months ended December 31, 1998. The increase was primarily due to the Company's investment in building and developing management team and operating infrastructure. The number of general and administrative personnel increased to 51 at December 31, 1999 from 19 at December 31, 1998. In addition, outside consulting, professional fees, recruiting fees and travel expenses increased, reflecting our expanded business activities.

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

  Other Income (Expense). Interest income, which consists primarily of interest earnings on our cash and cash equivalents, increased to $374,566 for the twelve months ended December 31, 1999 from $149,308 for the twelve months ended December 31, 1998, primarily due to equity financing that occurred in the first and fourth quarter of 1999, which provided net proceeds of $2,250,000 in the first quarter and $51,150,000 in the fourth quarter. Interest expense resulting from the line of credit in 1999 was $23,110. Interest expense from notes payable and a bridge loan was $36,819 in 1998.

  Net loss. Our net loss applicable to common stockholders increased to $23,225,206, or $4.12 per share, from $7,993,023, or $1.58 per share, for the twelve months ended December 31, 1999 and 1998, respectively. The net loss applicable to common stockholders includes the impact of dividends and accretion related to our mandatorily redeemable convertible preferred stock.

Income Taxes

  Income taxes consist of federal, state and local taxes. We have incurred significant losses since our inception, resulting in net tax loss carryforwards. And while we believe that our revenue growth will continue in the year 2001, we do not expect to begin to realize operating profits until the end of the coming year (although there can be no guarantee thereof), and therefore we expect to generate additional net operating loss carryforwards. However, utilization of such prospective net operating loss carryforwards may be subject to certain limitations. Significant changes in ownership such as our recent public offering may also limit our ability to utilize our NOL's. In addition, income taxes may be payable during this time due to operating income in certain tax jurisdictions. If we achieve operating profits and the net operating loss carryforwards have been exhausted or have expired, we may experience significant tax expense. We have recorded no provision or benefit for federal and state income taxes because we incurred net operating losses from inception through December 31, 2000. As of December 31, 2000, we had approximately $52,000,000 of net operating loss carryforwards available to offset future taxable income which expire in varying amounts beginning in 2011. We have established a valuation allowance against the entire amount of our deferred tax asset because our management has not been able to conclude that it is more likely than not that we will be able to realize the deferred tax asset, due primarily to our history of operating losses.

Liquidity and Capital Resources

  The Company's cash, cash equivalents, and short-term investments decreased $17,892,813 from $46,307,674 at December 31, 1999, to $28,414,861 at
December 31, 2000. Specifically, the Company had cash and cash equivalents of $12,292,162 and available-for-sale securities of $16,122,699 at December 31, 2000. The decrease was due to cash used in operating activities of $20,664,263 and cash used in investing activities of $24,777,843. The decrease in cash used in operating and investing activities was offset by cash provided by financing activities of $11,426,594.

  We have financed the majority of our operations through the issuance of equity securities. We have sold common stock and preferred stock generating aggregate proceeds of $84,722,507 from inception through December 31, 2000, including our initial public offering.

  In January 2000, we received net proceeds of $5,115,000 from the exercise of the underwriters' over-allotment option. The amount received was net of the estimated underwriting offering expenses. In May 2000, we received $588,208 from the exercise of warrants for common stock.

  In the second quarter of 2000, the Company entered into a leasing arrangement with a third party. Under the lease agreement, the Company may lease up to $2,500,000 of equipment for an initial term of 36 months. At the end of the lease term, the Company will buy the equipment for 8.5% of the amount drawn. The lease is treated as a capital lease for accounting purposes. As of December 31, 2000, the Company had leased $2,244,057 of equipment and had $255,943 of additional financing available under the lease line.

  In October 1999, we entered into a $2,500,000 line of credit with a bank. Pursuant to this bank line of credit, $1,650,000 became immediately available, and $850,000 became available upon the equity financing on December 15, 1999. Upon the initial public offering on December 15, 1999, the bank line of credit converted into a revolving line of credit with a maturity date of November 1, 2000. The maturity date was subsequently extended to February 1, 2001. The facility contains covenants limiting our ability to obtain additional debt financing and to enter into mergers and acquisitions. The facility is secured by all of our assets. The terms of the revolving line of credit were amended in December, 2000 to include an additional financial covenant regarding maximum allowable net loss of the Company. In connection with this amendment, the Company received a written waiver of the restriction on maximum allowable net loss for the quarter ending September 30, 2000. During the fourth quarter of 1999, we borrowed and paid back $2,050,000 on the line of credit. Proceeds from
the debt was used to finance our operations.   In December 2000, the Company
drew $2,000,000 from the revolving line, which remained outstanding at December 31, 2000, and $500,000 remained available to the Company. The entire $2,000,000 draw was paid back in January 2001.

  In connection with the bank line of credit, we provided the lender with a warrant to purchase 30,000 shares of our common stock with an estimated fair value of $172,200. The exercise price of the warrant is equal to the offering price of common stock sold in connection with the initial public offering. We recorded an expense for the value of the warrants over the original term of the revolving line of credit. The interest on the bank line of credit was an adjustable rate of prime plus 2.75%, and the revolving line of credit bears interest at an adjustable rate of prime plus 1.25%, which was 10.25% as of December 31, 2000.

  We used the net proceeds from our equity financing to fund capital expenditures and to support sales and marketing activities, product development activities, expanding our data center, investing in short-term marketable securities with maturities of one year or less, enhance new accounting and financial information systems and for other expenses associated with our growth. In the upcoming year, we specifically plan to invest in fixed assets to support our growth and to continue to invest in the development of new products and services.

  We expect our current cash, cash equivalents and short-term investments, together with cash generated from operations, to meet our working capital and capital expenditure requirements for at least the next twelve months. Because we expect to incur a net loss for the year 2001, our cash, cash equivalents and short-term investments will decrease as necessary to fund such losses.

RISK FACTORS

A Significant Portion of Our Revenues Are Generated From a Small Number of
Clients

  Revenue from a small number of customers has comprised a substantial portion of our revenue and is expected to represent a substantial portion of our revenue in the foreseeable future. In 2000, our top 20 customers accounted for approximately 51% of our revenue. In 1999, our top 20 customers accounted for approximately 61% of our revenue. Any cancellation, deferral or significant reduction in work performed for these principal clients, or failure to collect accounts receivable from these principal clients, could have a material adverse effect on our business, financial condition and results of operations.

We May Need to Raise Additional Capital

   Although at this time our plans do not require us to raise additional capital, in the future, we may desire to raise additional capital. In the event that we need to raise additional capital, we cannot assure that additional funds will be available or that funds will be available on terms favorable to eCollege. Our failure to raise additional capital on acceptable terms in a timely manner could have an adverse effect on our business and our financial position. Any of these results could have a material adverse effect on our business, financial condition and results of operations. Our need to raise additional funds could also directly and adversely affect our stockholders' investment in our common stock. When a company raises funds by issuing shares of stock, the percentage ownership of the existing stockholders of that company is reduced or diluted. If we raise funds in the future by issuing additional shares of stock, stockholders may experience dilution in the value of their shares.

Our Stock Price Is Likely to be Volatile

  The market price of our common stock is likely to be volatile and could be subject to significant fluctuations in response to factors such as the following, some of which are beyond our control: quarterly variations in our operating results; operating results that vary from the expectations of securities analysts and investors; changes in expectations as to our future financial performance, including financial estimates by securities analysts and investors; changes in market valuations of other online service companies; future sales of our common stock; stock market price and volume fluctuations; and other risk factors described in this Form 10-K.

  Domestic and international stock markets often experience extreme price and volume fluctions. These fluctuations, as well as general political and economic conditions, such as a recession or interest rate or currency rate fluctuations, may adversely affect the market price of our common stock. The market prices for stocks of Internet related and technology companies frequently reach levels that bear no relationship to the operating performance of these companies. These market prices are subject to wide variations.

Government Regulation May Adversely Affect Our Future Operating Results

  We are increasing our presence in many states across the country. Due to this increased presence, we may be subject to additional tax laws and government regulations which may adversely affect our future operating results. Our violation of any state statutes, laws or other regulation, could have a material adverse effect on our business and financial results. In addition, it is possible that laws and regulations may be adopted with respect to the Internet, relating to user privacy, content, copyrights, distribution, and characteristics and quality of products and services. The adoption of any additional laws or regulations may decrease the popularity or expansion of the Internet. A decline in the growth of the Internet could decrease demand for our products and services and increase our cost of doing business. We cannot predict the impact, if any, that future regulation or regulatory changes may have on our business.

We Have a History of Net Operating Losses

  We have experienced aggregate net losses from operations of $59,404,838 since our inception in July 1996. These losses consist of $422,075 for the period from inception to December 31, 1996, and $585,800, $7,402,336, $21,158,883 and
$29,835,744 for the years ended December 31, 1997, 1998, 1999 and 2000, respectively. We may never achieve profitability, and if we do, we may not be able to sustain profitability. We have invested heavily to develop our services and establish our development, sales and marketing capabilities. We believe that our success depends, among other things, on our ability to develop new relationships with colleges and universities and maintain existing customer relationships. Accordingly, we intend to continue to incur significant expenses for development and sales and marketing. To the extent our sales and marketing efforts do not significantly increase our revenues, our business and financial results will be materially and adversely affected.

Our Operating Results Are Likely to Fluctuate Significantly and May Be Below the Expectations of Analysts and Investors

  Because of our limited operating history and the emerging nature of the online learning market, we may be unable to accurately forecast our revenues. The sales cycle for our products and services varies widely and it is difficult for us to predict the timing of particular sales, the rate at which online campuses, courses and/or course supplements will be implemented or the number of students who will enroll in the online courses. The cancellation or delay of even a small number of campus and/or course implementations could cause our revenues to fall short of projections. Since most of our costs are fixed and are based on anticipated revenue levels, small variations in the timing of revenue recognition could cause significant variations in operating results from quarter-to-quarter. As a result, we believe that quarter-to-quarter comparisons of our sales and operating results are not necessarily meaningful, and that such comparisons may not be accurate indicators of future performance. Since we may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall, any significant decrease in revenue would likely have an immediate material adverse effect on our business and financial results. Due to the change in our method of recognizing revenue from campus and course development fees as of January 1, 2000, these fluctuations in our revenues will diminish, but still occur due to the significance of our student fee revenue.
In addition, if our future operating results are below the expectations of securities analysts or investors, our stock price may decline.

We Continue to Refine Our Business Model, Cannot Predict Whether the Ongoing Changes Will Be Accepted, and May Continue to Make Changes

  Over the past few years we have employed several different business models to increase revenues. We cannot predict whether ongoing refinements we make to our business model will be accepted by our existing customer base or by prospective customers. For example, in the past, customers paid for our products at the time they entered into a contract with us and then paid student fees over the length of the contract. In 1999, maintenance fees were implemented on an annual basis under newer contracts. Under our current model, customers pay a one-time set-up fee at the time they enter into a contract with us and a license fee, hosting fee and maintenance fee on an annual basis over the length of their contract.
We cannot predict whether these changes to our pricing model will be accepted by our existing customers or whether prospective customers will be deterred from contracting with us in part because of these changes. We therefore cannot predict whether these changes will achieve or maintain revenue growth in the future. Moreover, we may continue to make additional changes to our business model to attempt to achieve greater efficiency or to respond to changes in our evolving industry. We cannot predict whether these future changes will impact our business negatively.

Our Network Infrastructure and Computer Systems May Fail

  The continuing and uninterrupted performance of our network infrastructure and computer systems is critical to our success. Any system failure that causes interruptions in our ability to provide services could reduce customer satisfaction and, if sustained or repeated, would reduce the attractiveness of our technology and services to our customers or their students. An increase in the number of students online through our servers could strain the capacity of our software or hardware, which could lead to slower response times or system failures. We periodically test our user capacity by simulating load capacity based on our student enrollment. To the extent we do not successfully address any capacity constraints, such constraints would have a material adverse effect on our business and financial results.

  Our operations are dependent upon our ability to protect our computer systems against damage from fire, power loss, telecommunications failures, vandalism and other malicious acts, and similar unexpected adverse events. In addition, the failure of our telecommunications provider or our network backbone provider, which provides us with our Internet connection, to provide the data communications capacity and network infrastructure in the time frame we require could cause service interruptions or slower response times. Despite precautions we have taken, unanticipated problems affecting our systems have from time to time in the past caused, and in the future could cause, interruptions or delays in the delivery of our products and services. Any damage or failure that interrupts or delays our operations could have a material adverse effect on our business and financial results.

Our Network May Be Vulnerable to Security Risks

  Our success depends on our ability to provide superior network security protection and the confidence of our customers in that ability. Our system is designed to prevent unauthorized access from the Internet and, to date, our operations have not been affected by security breaks; nevertheless, in the future we may not be able to prevent unauthorized disruptions of our network operations, whether caused unintentionally or by computer "hackers." Due to the sensitive nature of the information contained on the websites hosted by us, such as students' grades, our websites may be targeted by hackers. As such, disruptions may result in liability to us and harm to our customers, and our failure to prevent such disruptions would have a material adverse effect on our business and financial results.

Undeveloped and Rapidly Changing Market for Our Products and Services Make it Difficult to Predict Future Growth

  The market for our products and services is rapidly evolving in response to recent developments relating to online technology. The market is characterized by evolving industry standards and customer demands, and an increasing number of market entrants who have introduced or developed online products and services. It is difficult to predict the size and growth rate, if any, of this market. As is typical in the case of a rapidly evolving industry, demand and market acceptance for recently introduced products and services are subject to a high level of uncertainty. Our future success will depend in significant part on our ability to continue to improve the performance, features and reliability of our products and services in response to both evolving demands of the marketplace and competitive product offerings, and we cannot assure that we will be successful in developing, integrating or marketing such products or services.
In addition, our new product releases may contain undetected errors that require significant design modifications, resulting in a loss of customer confidence and adversely affecting our business.

General Economic Conditions Risk

  The Company's revenues are subject to fluctuation as a result of general economic conditions. A significant portion of the Company's revenues are derived from the sale of products and services to colleges and universities. Should the economy weaken in any future period, these organizations may not increase or may reduce their expenditures, which could have an adverse effect on our business.

Our Sales Cycle Is Lengthy and Can Vary Widely

  The sales cycle between initial customer contact and signing of a contract varies widely, reflecting differences in our customers' decision-making processes and budget cycles. As a result, we may not be able to forecast the timing and amount of specific sales and resulting revenue. Our customers typically conduct extensive and lengthy evaluations before committing to our system. Delays in the sales cycle can result from, among other things, changes in a customer's budget, the need for approval from both the customer's administration and faculty, and the need to educate customers as to the potential applications of and cost savings associated with our services. We generally have little or no control over these factors, which may cause a potential customer to favor a competitor's products and services, or to delay or forego purchases altogether. The delay in or failure to complete planned transactions could have a material adverse effect on our business and financial results and could cause our financial results to vary significantly from period to period.

We Must Protect Our Intellectual Property and Proprietary Rights

  Our success depends, in part, on our ability to protect our proprietary rights and technology, such as our trade and product names, and the software included in our products. We rely on a combination of copyrights, trademarks, trade secret laws, and employee and third-party nondisclosure agreements to protect our proprietary rights. Despite our efforts to protect these rights, unauthorized parties may attempt to duplicate or copy aspects of our services or software or to obtain and use information that we regard as proprietary. Policing unauthorized use of the software underlying our services is difficult, and while we are unable to determine the extent to which piracy of our software exists, software piracy in general will likely be a persistent problem. In addition, the laws of many countries do not protect our proprietary rights to as great an extent as do the laws of the United States. As a consequence, effective trademark, service mark, copyright, and trade secret protection may not be available in every country in which our products and services are made available. Our failure to meaningfully protect our intellectual property could have a material adverse effect on our business and financial results.

  We may from time to time encounter disputes over rights and obligations concerning intellectual property. Although we believe that our intellectual property rights are sufficient to allow us to market our existing services without incurring liability to third parties, we might not prevail in such disputes. Failure to prevail in one or more such disputes could impair our right to market our services, which, in turn, could have a material adverse effect on our business and financial results.

Any Acquisitions or Investments We Make Could Be Disruptive to Our Business, Have Adverse Accounting Consequences or Be Dilutive to Our Investors

  Although we have no present agreement or understanding relating to any material acquisition or investment, from time to time we have had discussions with companies regarding our acquiring, or investing in, their businesses. If we buy a company, we could have difficulty in assimilating its operations, or assimilating and retaining its key personnel. These difficulties could disrupt our ongoing business and distract our management and employees. Also, acquisitions may result in a variety of accounting charges which would increase our reported expenses, including impairment of goodwill and the write off of acquired in-process research and development. Furthermore, we may incur debt or issue dilutive equity securities to pay for any future acquisitions or investments. As a result, any future business acquisitions or investments could have a material adverse effect on our business and financial results.

Online Learning May Not Be Broadly Accepted by Academics and Educators

  Through our relationships with educational institutions and educators we understand that some academics and educators are opposed to online learning in principle. They also have expressed concerns regarding the perceived loss of control over the education process that can result from the outsourcing of online campuses and courses. Some of these critics, particularly college and university professors, have the capacity to influence the market for our services, and their opposition could have a material adverse impact on our business and financial results.

The Market for Online Learning in Higher Education is in an Early Stage and May Not Continue to Develop

  The market for online learning is new and emerging. Our success depends upon colleges and universities adopting online learning. Although we have entered into contracts with some colleges and universities, these colleges and universities may not continue to use the online learning products and services we provide. Further, given their relatively early entry into the market for online learning, the colleges and universities with which we have contracts are likely to be less risk-averse than most colleges and universities. Accordingly, the rate at which we have been able to enter into contracts with colleges and universities in the past may not be indicative of the rate at which we will be able to enter into contracts in the future. Any failure of online learning to gain continuing market acceptance would have a material adverse effect on our business and financial results.

We Operate in a Highly Competitive Market and We May Not Have Adequate Resources to Compete Successfully

  The online learning market is quickly evolving and is subject to rapid technological change. Although the market is highly fragmented with no single competitor accounting for a dominant market share, competition is intense. Competition is most intense from colleges' and universities' internal information technology departments. Some colleges and universities construct online learning systems utilizing in-house personnel and creating their own software or purchasing software components from a vendor. We also face significant competition from a variety of companies including other companies which seek to offer a complete solution including software and services; software companies with specific products for the college and university market;
systems integrators; and  hardware vendors.   Other competitors in this market
include a wide range of education and training providers. These companies use video, cable, correspondence, CD-ROM, computer-based training, and online training.

  We believe that the level of competition will continue to increase as current competitors increase the sophistication of their offerings and as new participants enter the market. Many of our current and potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we do and may enter into strategic or commercial relationships with larger, more established and well-financed companies. Certain competitors may be able to secure alliances with customers and affiliates on more favorable terms, devote greater resources to marketing and promotional campaigns and devote substantially more resources to systems development than we can. In addition, new technologies and the expansion of existing technologies may increase the competitive pressures we face. Increased competition may result in reduced operating margins, as well as loss of market share and brand recognition. We may not be able to compete successfully against current and future competitors, and competitive pressures we face could have a material adverse effect on our business and financial results.

General Economic Conditions May Impact the Value and Realizability of our Investment Securities

  Our short term investment portfolio is managed on a discretionary basis by a third party, subject to our investment policy. The Company's investment policy requires that its investment portfolio be limited to investment securties of less than one year in maturity. Factors influencing the financial condition of security issuers may impact their ability meet their financial obligations and could impact the realizability of our security portfolio.

   Included in short-term investments is a commercial bond issued by Southern California Edison with a fair value of $1,282,815 as of December 31, 2000. In January 2001, we were notified that due to certain circumstances related to the state of California's regulatory environment, the fair value of its investment in the Southern California Edison bond had declined to $1,040,850. However, based on the most recent facts available, we believe that the decline in fair value is temporary and does not represent a permanent, or "Other Than Temporary" impairment in the security's fair value. In the event this bond is not paid, or payment is further delayed, or other securities that we now hold or may purchase in the future experience similar difficulties, our earnings and liquidity would be negatively impacted.

Recent Accounting Pronouncements

  In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," which provides guidance on revenue recognition. SAB 101 is effective for fiscal years beginning after December 15, 1999. SAB 101 summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements.

  In March 2000, the Emerging Issues Task Force reached a consensus on Issue No. 00-3, Application of AICPA SOP 97-2, "Software Revenue Recognition," to Arrangements That Include the Right to Use Software Stored on Another Entity's Hardware ("EITF 00-3"). The consensus identifies those software arrangements under which entities can account for sales of software in accordance with SOP 97-2, and those arrangements that do not qualify as a sale of software.

  The Company was required to adopt SAB 101 and EITF 00-3 in 2000. As a result, the Company reviewed the terms of its current contracts and determined that the provisions of SAB 101 materially impact the Company's revenue recognition for our campus and course development revenue. The provisions of SAB 101 effectively extend the recognition period of such revenue to a period of time greater than the period over which revenue was recognized under the Company's historical revenue recognition policies. As required by SAB 101, the Company has accounted for the implementation of the revenue recognition guidelines of SAB 101 as a change in accounting principle effective January 1, 2000, and therefore has not restated the 1999 or prior years' financial statements. However, the selected quarterly information for the twelve-month period ended December 31, 2000 presented elsewhere within this Annual Report on Form 10-K has been restated from the amounts reported in previous filings to reflect this accounting change, in accordance with Accounting Principles Board Opinion
No. 20, "Accounting Changes." In addition, we have provided pro forma information to report what the impact on prior years' results would have been if reported in accordance with SAB 101, as well as information for 2000 on the basis of the Company's historical revenue recognition practices.

  In March 2000, the FASB issued Interpretation No. 44, ("FIN 44"),"Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of
APB 25." This Interpretation clarifies (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and
(d) the accounting for an exchange of stock compensation awards in a business combination. The Company adopted FIN 44 effective July 1, 2000. The adoption of FIN 44 had no impact on the Company's financial statements.

  In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). In accordance with an amendment subsequently issued in 1999, we are required to adopt SFAS No. 133 effective January 1, 2001. To date, we have not entered into any arrangements that would fall under the scope of SFAS No. 133, and therefore do not expect the adoption of SFAS No. 133 to have an impact on the Company's financial statements.

Seasonality

  Due to the seasonality inherent in the academic calendar that typically consists of three academic terms, we experience fluctuations in our sequential quarterly results. We typically have lower revenue in the summer academic term, which spans the second and third calendar quarters. We also experience quarter-to-quarter fluctuations due to our customers' plans for online campus and course development. Due to the change in our method of recognizing revenue from campus and course development fees as of January 1, 2000, these fluctuations in our revenues will diminish, but still occur due to the significance of our student fee revenue. Our operating expenses are relatively fixed in nature and seasonal fluctuations in revenue will result in seasonal fluctuation in our operating results. As a result, sequential quarter-to-quarter financial results are not directly comparable.

  In view of the rapidly evolving nature of our business and our limited operating history, we believe that our revenue and other operating results should not be relied upon as indications of future performance. The following summarizes selected quarterly information with respect to the Company's operations for the last eight fiscal quarters. For the quarters ended in 2000, pro forma results have been shown based on the percent complete revenue recognition method which is the method historically used by the Company. Please see Note 3 in the Notes to Financial Statements for further discussion of the change in accounting principle implemented by the Company on January 1, 2000. Amounts are in thousands, except per share data.

                  SELECTED QUARTERLY INFORMATION (UNAUDITED)

                                                    2000 Quarter Ended                     2000 Quarter Ended
                                        --------------------------------------   ---------------------------------------
                                                                    (pro forma)
                                                        (In thousands, except per share data)
                                        Dec. 31  Sept. 30   June 30    Mar. 31   Dec. 31   Sept. 30   June 30   Mar. 31
                                        -------  --------  --------    -------   -------   --------   -------   ---------
Student fees.......................     $ 2,155  $  2,187  $  1,528    $  1,167  $  2,155   $ 2,187   $ 1,528   $ 1,167
Campus, course development
 revenue and other.................       1,625     1,646     1,215       1,017     2,586       997       878       878
                                        -------  --------  --------    --------  --------   -------   -------   -------
Net revenue........................       3,780     3,833     2,743       2,184     4,500     4,773     2,525     2,371
Cost of revenue....................       3,657     3,327     2,813       2,854     4,003     3,625     2,698     2,834
                                        -------  --------  --------    --------  --------   -------   -------   -------
  Gross profit (loss)..............         123       506       (70)       (670)      497     1,148      (173)     (463)
Operating expenses:
  Product development..............       2,271     2,471     1,075       1,316     2,271     2,471     1,075     1,316
  Selling and marketing............       2,321     2,799     2,598       2,869     2,321     2,799     2,598     2,869
  General and administrative.......       1,907     2,285     2,955       2,288     1,907     2,285     2,955     2,288
    Additional general and
     administrative................           -     2,570         -           -         -     2,570         -         -
                                        -------  --------  --------    --------  --------   -------   -------   -------
Total operating expenses...........       6,499    10,125     6,628       6,473     6,499    10,125     6,628     6,473
                                        -------  --------  --------    --------  --------   -------   -------   -------
  Operating loss...................      (6,376)   (9,619)   (6,698)     (7,143    (6,002)   (8,977)   (6,801)   (6,936)
  Interest and other income........         405       485       566         698        405      485       566       698
                                        -------  --------  --------    --------  --------   -------   -------   -------
Net loss before cumulative
 effect of change in
 accounting principle..............      (5,971)   (9,134)   (6,132)     (6,445)   (5,597)   (8,492)   (6,235)   (6,238)
Cumulative effect of
 change in accounting
 principle.........................           -         -         -      (1,205)        -        -          -        -
                                        -------  --------  --------    --------  --------   -------   -------   -------
Net loss...........................     $(5,971)  $(9,134)  $(6,132)    $(7,650)  $(5,597)  $(8,492)  $(6,235)  $(6,238)
                                        =======  ========  ========    ========  ========   =======   =======   =======
Basic and diluted net loss before
    cumulative effect of change in
    accounting principle per share.     $ ( .37)  $ ( .57)  $ ( .39)    $ ( .44)  $ ( .35)  $ ( .53)  $ ( .40)  $ ( .42)


                                                 1999 Quarter Ended
                                       ---------------------------------------
                                                    (pro forma)
                                         (In thousands, except per share data)
                                        Dec. 31  Sept. 30   June 30    Mar. 31
                                        -------  --------  --------    -------
Student fees.......................     $   921  $    642   $   451     $   286

Campus, course development
 revenue and other.................         814       878       334         325
                                        -------  --------  --------    --------
Net revenue........................       1,735     1,520       785         611
Cost of revenue....................       5,500     1,756     1,901       1,224
                                        -------  --------  --------    --------
Gross profit (loss)................      (3,765)     (236)   (1,116)       (613)
Operating expenses:

Product development................         939       358       365         593
Selling and marketing..............       2,358     1,658     1,921       1,305
General and administrative.........       2,445     1,730     1,019         736
Additional general and
  administrative...................           -         -         -           -
                                        -------  --------  --------    --------
Total operating expenses...........       5,742     3,746     3,305       2,634
                                        -------  --------  --------    --------
Operating loss....................       (9,507)   (3,982)   (4,421)     (3,247)
Interest and other income.........           65        84        82         120
                                        -------  --------  --------    --------
Net loss before cumulative
 effect of change in
 accounting principle.............       (9,442)   (3,898)   (4,339)     (3,127)
Cumulative effect of
 change in accounting
 principle....................                -         -         -           -
                                        -------  --------  --------    --------
Net loss...........................     $(9,442)  $(3,898)  $(4,339)    $(3,127)
                                        =======  ========  ========    ========
Basic and diluted net loss before
    cumulative effect of change in
    accounting principle per share.     $(1.41)   $ ( .87)  $  (.96)    $  (.73)

Note regarding consistency with previously filed Form 10-Q's:

   As previously discussed, in response to SAB 101, the Company has changed its revenue recognition practices for its campus and course development fees. The Company has accounted for SAB 101 as a change in accounting principle effective January 1, 2000, and therefore has not restated the 1999 or prior years' financial statements. However, the selected quarterly information for the twelve-month period ended December 31, 2000 presented above has been restated from the amounts reported in previous filings to reflect this accounting change.

  Cost of Revenue. As previously discussed, we have changed our revenue recognition method for campus and course development fees in accordance with SAB 101. As a result, the amount of grant expense recognized as a part of cost of revenues has been restated from the amounts reported in previous filings to reflect this accounting change. In the fourth quarter of 2000 the Company also reclassified certain expenses associated with our information technology department from General and Administrative to Cost of Revenue. This reclassification was made to better reflect our direct expenses associated with support of our external network and web-servers, as these expenses are necessary for customers to access our system and support our research and development activities. The selected quarterly financial information for each quarter in the twelve months ended December 31, 2000 presented above have been adjusted so this reclassification is consistent for all quarters and will provide a basis for future comparison.

  The following table reconciles the data above to amounts previously reported on the Form 10-Q filed for the first three quarters of the year ended
December 31, 2000:

                                                                                            2000 Quarter Ended
                                                                                 ----------------------------------------
                                                                                              (In thousands)
                                                                                   Sept. 30      June 30       Mar. 31
                                                                                 ------------  ------------  ------------

Net revenue previously reported on Form 10-Q                                         $ 4,773       $ 2,525       $ 2,371
  Effect of change in accounting principle                                              (940)          218          (187)
                                                                                     -------       -------       -------
Net revenue                                                                            3,833         2,743         2,184

Cost of revenue previously reported on Form 10-Q                                       3,099         2,483         2,577
  Effect of change in accounting principle                                              (299)          115            20
  Effect of reclassification of certain costs                                            527           215           257
                                                                                     -------       -------       -------
Cost of revenue                                                                        3,327         2,813         2,854
                                                                                     -------       -------       -------

    Gross profit (loss)                                                                  506           (70)         (670)

Total operating expenses previously reported on Form 10-Q                             10,652         6,843         6,730
        Effect of reclassification of certain costs                                     (527)         (215)         (257)
                                                                                     -------       -------       -------
Total operating expenses                                                              10,125         6,628         6,473
                                                                                     -------       -------       -------

    Operating loss                                                                    (9,619)       (6,698)       (7,143)
    Interest and other income                                                            485           566           698
                                                                                     -------       -------       -------

Net loss before cumulative effect of change in accounting principle                   (9,134)       (6,132)       (6,445)
  Cumulative effect of change in accounting principle                                      -             -        (1,205)
                                                                                     -------       -------       -------
Net loss                                                                             $(9,134)      $(6,132)      $(7,650)
                                                                                     =======       =======       =======

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Market risk represents the risk of loss that may impact our financial position, operating results or cash flows due to adverse changes in financial market prices and rates. The Company is, or may become, exposed to market risk in the areas of changes in United States interest rates and changes in foreign currency exchange rates as measured against the United States dollar. These exposures are directly related to our normal operating and funding activities. Historically and as of December 31, 2000, we have not used derivative instruments or engaged in hedging activities.

  Additionally, the Company does not have significant exposure to changing interest rates on invested cash, which was $26,061,570 at December 31, 2000.
The Company invests available cash in money market accounts, certificates of deposit and investment grade commercial paper that generally have maturities of three months or less, as well as debt securities of United States government agencies and corporate bonds. As a result, the interest rate market risk implicit in these investments at December 31, 2000, is low. The Company has not undertaken any other interest rate market risk management activities.

  A hypothetical ten percent change in market interest rates over the next year would not have a material effect on the fair value of the Company's debt instruments or its short-term cash investments nor would it materially impact the Company's earnings or cash flow associated with the Company's cash investments. See Note 2 to the Financial Statements for further information on the fair value of the Company's financial instruments. Although the Company's revolving line of credit bears interest at an adjustable rate of prime plus 1.25%, a hypothetical ten percent change in the market rates as of December 31, 2000 would not have a material effect on the Company's earnings and cash flows in 2001, as the entire borrowings outstanding at December 31, 2000 were repaid on January 3, 2001.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The Company's Financial Statements and Notes to Financial Statements at December 31, 2000 and 1999 and for the years ended December 31, 2000, 1999 and 1998 together with the Report of Independent Public Accountants are included in
Part IV of this Annual Report as indicated on the Index to Financial Statements and Schedule on page 36.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

  None.

                                   PART III.

ITEM 10.   EXECUTIVE OFFICERS AND DIRECTORS OF THE COMPANY

  The executive officers and directors of eCollege as of March 23, 2001 are as follows:

                  Name                       Age                                    Position
-----------------------------------------  -------  -------------------------------------------------------------------------
Executive Officers and Directors
Oakleigh Thorne..........................       43  Chief Executive Officer and Chairman of the Board
Charles P. Schneider.....................       43  President and Chief Operating Officer
Douglas H. Kelsall.......................       47  Executive Vice President, Chief Financial Officer, Treasurer and
                                                    Secretary
Nancy S. Roecker.........................       43  Senior Vice President and Chief Technology Officer
Robert S. Haimes.........................       39  Senior Vice President, Marketing and Business Development
Mark Brodsky.............................       41  Vice President, Sales
Linda Schmehl, C.P.A.....................       40  Chief Accounting Officer and Vice President, Accounting and
                                                    Administration
Denise LaBier Pilkington.................       38  General Counsel and Assistant Secretary
Jack W. Blumenstein......................       56  Director
Christopher E. Girgenti(1)(2)............       36  Director
Jeri L. Korshak(1)(2)....................       45  Director
Robert Mundheim(1)(2)....................       68  Director

(1) Member of the Compensation Committee.
(2) Member of the Audit Committee.

  Oakleigh Thorne has served as our Chief Executive Officer since May 30, 2000 and as a member of our board of directors since February 1998. Mr. Thorne has been Chairman and Chief Executive Officer of TBG Information Investors, LLC and the Co-President of Blumenstein/Thorne Information Partners, L.L.C. since October 1996, and is a co-founder of these private equity investment firms. TBG, a partnership with GS Capital Partners II, is a private equity fund that focuses on capital transactions in the information industry. Prior to that time, from September 1986 to August 1996, Mr. Thorne served in various management positions, including most recently President and Chief Executive Officer, of CCH Incorporated, a leading provider of tax and business law information, software, and services.

  Charles P. Schneider was named President on November 30, 2000 and has served as our Chief Operating Officer since June 1999. From March 1994 to June 1999, Mr. Schneider was employed by Oracle Corporation, initially as Vice President, Oracle Vertical Markets & Solutions, and then as Senior Vice President, Consumer Sector. As Senior Vice President, Consumer Sector, Mr. Schneider was responsible for product and service definition, including identification of strategic acquisitions and partnerships, and product marketing and positioning. Additionally, Mr. Schneider created the marketing, sales, strategy and consulting organizations worldwide for Oracle Corporation's business in the consumer sector. As Vice President, Oracle Vertical Markets & Solutions,
Mr. Schneider was responsible for building and leading a team to create Oracle's vertical industry strategy and program. Mr. Schneider received a Master of Business Administration degree from New York University and a Bachelor of Science degree from Drexel University.

  Douglas H. Kelsall was named Executive Vice President on November 30, 2000 and has served as our Chief Financial Officer and Treasurer since September 1999. From July 1997 to August 1999, Mr. Kelsall served as Chief Financial Officer of TAVA Technologies, Inc.; from December 1995 to June 1997, he served as Chief Financial Officer of Evolving Systems, Inc.; from June 1993 to December 1995, he served as President of Caribou Capital Corporation. Prior to that time, Mr. Kelsall served in various management and Vice President positions at Colorado National Bank. Mr. Kelsall holds a Bachelor of Arts degree from the University of Colorado and a Master of Business Administration degree from the University of Denver. Mr. Kelsall presently serves on the Board of Caribou Capital Corporation.

  Nancy S. Roecker has served as our Senior Vice President and Chief Technology Officer since December 2000. From December 1999 to August 2000 she served as President and CEO of Webtransport, Inc. Prior to that she served as Vice President of Advancing Technology at Realpage, Inc., Project Manager, Vice President and Principal at Clearsystems, Inc., and as Program Manager and Military Bid Administrator for Hughes Simulations Systems, Inc. Ms. Roecker received her Bachelor of Science Bachelor of Arts in Marketing from the University of Missouri and her Master of Business Administration degree in Engineering Management at the University of Dallas in Irving, TX.

  Robert S. Haimes, was named Senior Vice Prsident, Marketing and Business Development on November 30, 2000 and has served as our Vice President, Marketing since November of 1999. From 1996 to 1999, he served as the Brand Marketing Director and the Director of Market Development for Coors Brewing Company. In 1995 and 1996, Mr. Haimes was Director of New Products and New Business Development at Boston Chicken, Inc. Prior to September of 1995, Mr. Haimes held positions in brand management and new business development at Procter and Gamble. He played a key role in his eleven years at Procter and Gamble, managing marketing campaigns to consumers and professionals, in a highly competitive industry. Mr. Haimes holds a Master of Business Administration degree from Xavier University and a Bachelor of Science degree in Mechanical Engineering from the University of Cincinnati.

  Mark Brodsky has served as our Vice President, Sales since August 1, 2000. Mr. Brodsky served as our Regional Vice President of Sales in the Eastern territory from November 14, 1998 to July 31, 2000. Prior to joining eCollege, Mr. Brodsky was Vice President of Sales for Aprisa Multimedia, a company he helped found in Denver in 1995, which was later acquired by Capella Learning in November of 1997. Prior to Aprisa, Mr. Brodsky held sales and sales management positions with Aimtech Corporation, Fluent Inc., Teleconferencing Systems and Hughes Aircraft Corporation. Mr. Brodsky received a Bachelor of Science in Finance from San Diego State University.

  Linda Schmehl, C.P.A., was named Vice President, Accounting and Administration in November of 2000 and has served as our Controller since September 1999. Ms. Schmehl has over fifteen years of experience in accounting and finance and has held management positions with Timet, the Coleman Company, and Storage Technology Corporation. Ms. Schmehl was an auditor with the accounting firm of KPMG Peat Marwick from 1988 to 1991 and holds a Bachelor of Science in Accounting from the University of Colorado.

  Denise LaBier Pilkington has served as our General Counsel since March 1999. From August 1998 to March 1999, she was our Associate General Counsel. From 1992 to 1998, she was an attorney with Woodrow & Gruskin, PC, specializing in corporate and business law. Ms. LaBier Pilkington received a Bachelor of Arts degree from the University of Colorado and a Juris Doctor degree from the University of Denver Law School.

  Jack W. Blumenstein has served as a member of our board of directors since February 1998. Mr. Blumenstein has been the President of TBG Information Investors, LLC, and the co-president of Blumenstein/Thorne Information Partners, L.L.C. since October 1996, and is a co-founder of these private equity investment firms. TBG, a partnership with GS Capital Partners II, is a private equity fund that focuses on capital transactions in the information industry. From October 1992 to September 1996, Mr. Blumenstein held various positions with The Chicago Corporation (now ABN AMRO, Inc.), serving most recently as Executive Vice President, Debt Capital Markets Group and a member of the board of directors. Mr. Blumenstein was President and CEO of Ardis, a joint venture of Motorola and IBM, and has held various senior management positions in product development and sales and marketing for Rolm Corporation and IBM. Mr. Blumenstein also presently serves on the Boards of Illuminet Holdings, Inc., AirCell, Inc., SCP Communications, Inc. and RCT Systems, Inc.

  Christopher E. Girgenti has served as a member of our board of directors since June 1997. Mr. Girgenti has been Senior Managing Director of New World Equities, Inc. since November 1996 and Managing Director of New World Venture Advisors, LLC since January 1998. From April 1994 through October 1996, Mr. Girgenti served as Vice President and was co-head of the technology investment banking group of The Chicago Corporation (now ABN AMRO, Inc.). He has held various corporate finance positions with Kemper Securities, Inc. and KPMG Peat Marwick. Mr. Girgenti is a Chartered Financial Analyst. Mr. Girgenti also presently serves on the Boards of Tavve Software Company and BulkMarkets.com, Inc.

  Jeri L. Korshak has served as a member of our board of directors since February 1999. Ms. Korshak has been Senior Vice President of Marketing and Business Development for AuraServ Communications since June 2000. Ms. Korshak has over twenty years of experience in marketing and business development. Ms. Korshak was the Vice President of Strategy for MediaOne Group from June 1998 to June 2000. Ms. Korshak was Vice President and General Manager of US WEST Dex-- Mountain Region from September 1995 to May 1998, and Vice President and General Manager of Interactive Television of US WEST Multimedia from November 1994 to September 1995. In these and other positions, Ms. Korshak has been involved in developing and introducing interactive services.

  Robert H. Mundheim has served as a member of our board of directors since January 2001. Mr. Mundheim has been Of Counsel to Shearman & Sterling since March of 1999. Mr. Mundheim formerly held the position of Senior Executive Vice President and General Counsel of Salomon Smith Barney Holdings Inc. Before that he was Executive Vice President and General Counsel of Salomon Inc., a firm which he joined in September 1992. Prior to joining Salomon Inc., Mr. Mundheim was Co-Chairman of the New York law firm of Fried, Frank, Harris, Shriver & Jacobson. Until 1992 Mr. Mundheim was the University Professor of Law and Finance at the University of Pennsylvania Law School, where he had taught since 1965. He served as Dean of that institution from 1982 through 1989. Among his other professional activities, Mr. Mundheim has been General Counsel to the U.S. Treasury Department (1977-1980); Special Counsel to the Securities and Exchange Commission (1962-1963); and Vice Chairman, Governor-at-Large and a member of the Executive Committee of the National Association of Securities Dealers (1988-1991). He is a trustee and President of the American Academy in Berlin, a trustee of the New School University and a member of the Council of the American Law Institute, board member of the Salzburg Seminar, and President of the Appleseed Foundation. He served as a member of the ABA Commission on Multidisciplinary Practice and on the Bar Association of the City of New York's Commission on the Future of CUNY.

Directors' Terms

  All directors hold office until the next annual meeting of stockholders or until their successors have been duly elected and qualified.

ITEM 11.   EXECUTIVE COMPENSATION

                           Summary Compensation Table

                                                                                                                Long Term
                                                                                                              Compensation
                                                                           Annual Compensation                 Securities
                                                             --------------------------------------------      Underlying
Name and Principal Position                            Year     Salary          Bonus          Other          Options/SARs
---------------------------                            ----  -------------  -------------  --------------  -------------------

Oakleigh Thorne......................................  2000                                 $   19,010(1)       1,000,000(1)
    Chief Executive Officer                            1999

Charles P. Schneider.................................  2000    $250,833       $ 37,500                            125,000
   President and Chief Operating Officer               1999    $102,750(2)    $108,000(2)                         435,555

Douglas H. Kelsall...................................  2000    $171,541       $ 30,000                            100,000
   Executive Vice President, Chief Financial Officer   1999    $ 40,815(3)                                        222,221
    and Treasurer

Robert S. Haimes.....................................  2000    $148,333       $  9,121                             15,000
    Vice President, Marketing                          1999    $ 15,436(4)                                         90,000

Mark Brodsky.........................................  2000    $115,625                     $   31,957(5)          62,500
    Vice President, Sales                              1999    $ 75,000                     $   39,687(5)           2,834

Robert N. Helmick....................................  2000    $136,235                     $  250,000(6)
   Former President and Chief Executive Officer        1999    $150,000

---------------------------
(1) Oakleigh Thorne serves has served as our Chief Executive Officer since June, 2000. In lieu of salary, benefits and other compensation, the Company granted Blumenstein/Thorne Information Partners I, L.P., an investment fund affiliated with Mr. Thorne, fully vested options to purchase up to 1,000,000 shares of the Company's common stock. Of these 1,000,000 shares, options for 200,000 shares have an exercise price of $3.875, the fair market value of the Company's common stock on the date of the grant; options for 200,000 shares have an exercise price of $3.875, based on the Company having met certain stock price performance criteria; and options for the remaining 600,000 shares have an exercise price of $15.00 per share, which can be adjusted to $3.875 based on certain stock price performance criteria. In the third quarter of 2000, the Company recorded the fair market value, based upon an independent valuation, of these non-employee options of $2,570,408 as compensation expense. This amount is reflected as Other General and Administrative expense in the accompanying statements of operations. In addition, the Company pays Mr. Thorne's travel and living expenses, which totaled $19,010 in 2000.

(2) Charles P. Schneider has served as the Company's Chief Operating Officer since June of 1999. On an annual basis his 1999 salary would have been approximately $195,000. Mr. Schneider received a $108,000 signing and moving bonus upon execution of his employment agreement.

(3) Douglas H. Kelsall has served as the Company's Chief Financial Officer since September of 1999. On an annual basis his 1999 salary would have been approximately $168,000.

(4) Robert S. Haimes has served as the Company's Vice President, Marketing since November of 1999. On an annual basis his 1999 salary would have been approximately $140,000.

(5) Mark Brodsky received $31,957 and $39,687 in compensation for commissions related to sales in 2000 and 1999, respectively.

(6) Robert N. Helmick served as our Chief Executive Officer until May 30, 2000. Mr. Helmick received $250,000 pursuant to his Severance Agreement upon his resignation from the Company, which amount was deferred over 12 months. $127,500 was paid in 2000.

Option Grants in Last Fiscal Year

                                                                                                          Potential Realized Value
                                                                                                          at Assumed Annual Rates of
                                                                                                          Stock Price Appreciation
                                                              Individual Grants                              for Option Term
                                     --------------------------------------------------------------------  ------------------------
                                         Number of        % of Total
                                        Securities       Options/SARs       Exercise
                                        Underlying        Granted to         or Base
                                       Options/SARs      Employees in         Price      Expiration
Name                                    Granted (#)       Fiscal Year        ($/Sh)         Date            5% ($)         10%($)
----                                  -------------      ------------       -------      ----------     ----------       ---------
Oakleigh Thorne....................     400,000(1)           20.5            3.875        7/17/10          974,787       2,470,301
                                        600,000(1)           30.7            15.00        7/17/10        5,660,052      14,343,682
Charles Schneider..................      25,000               1.3            2.875        6/19/10           45,186         114,501
                                        100,000               5.1            6.313       10/19/10          396,883       1,005,702
Douglas Kelsall....................      50,000               2.6            2.875        6/19/10           90,372         229,003
                                         50,000               2.6            6.313       10/19/10          198,441         502,851
Robert Haimes......................      15,000                .8            2.875        6/19/10           27,111          68,700
Mark Brodsky.......................      10,000                .5            2.875        6/19/10           18,074          45,800
                                         52,500               2.7            3.875        7/18/10          127,896         324,526
Robert Helmick.....................          --                --               --             --               --              --

(1) In lieu of salary, benefits and other compensation, the Company granted these options to Blumenstein/Thorne Information Parters I, L.P, an investment fund affiliated with Mr. Thorne.

Aggregate Year-End Option Values

  The following table sets forth information concerning the aggregate number of options exercised during the year ended December 31, 2000 by each of the named Executive Officers and outstanding options held by each officer at December 31, 2000.

                                                                       Number of Securities
                                                 Shares               Underlying Unexercised       Value of Unexercised
                                                Acquired                    Options at           In-the-Money Options at
                                                   On      Value        December 31, 2000          December 31, 2000(1)
                                                                    --------------------------  --------------------------
Name                                            Exercise  Realized  Exercisable  Unexercisable  Exercisable  Unexercisable
----                                            --------  --------  -----------  -------------  -----------  -------------
Oakleigh Thorne...............................         -         -    1,000,000              -      $75,000        $     -
Charles P. Schneider..........................         -         -      159,813        400,742            -         29,687
Douglas H. Kelsall............................         -         -       77,777        244,444            -         59,375
Robert S. Haimes..............................         -         -       30,000         75,000            -         17,812
Mark Brodsky..................................         -         -        4,018         65,982        7,713         21,718
Robert N. Helmick.............................    23,333  $143,747            -              -            -              -

---------------------------
(1) Whether an option is "in-the-money" is determined by subtracting the exercise price of the option from the closing price for the common stock as reported by the NASDAQ on December 31, 2000 ($4.0625). If the amount is greater than zero, the option is "in-the-money." For the purpose of such calculation, the exercise price per share is the applicable exercise price as of December 31, 2000 and does not reflect market price changes subsequent to December 31, 2000.

Employment Agreements

  We have entered into an employment agreement with Mr. Schneider. The agreement, as amended, sets an annual base salary for Mr. Schneider of $265,000, which may be adjusted upward by the board of directors. In addition to a base salary, Mr. Schneider is eligible for an annual bonus of up to $150,000, payable in cash. For the year ended December 31, 2000, we issued to Mr. Schneider options to purchase up to 25,000 and 100,000 shares of our common stock at an exercise price of $2.875 and $6.313 per share, respectively. These options are subject to vesting requirements. All unvested options of the 25,000 share option grant will vest upon a change of control of eCollege. All unvested options of the 100,000 share option grant will vest in the event of an involuntary termination within eighteen months of a change of control of eCollege. Mr. Schneider is also entitled to standard benefits including vacation days, participation in a flexible reimbursement plan, and medical/dental insurance.

  Mr. Schneider's employment may be terminated by eCollege or by him at any time and for any reason.

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

  We have entered into an employment agreement with Mr. Kelsall. The agreement, as amended, sets an annual base salary for Mr. Kelsall of $185,000, which may be adjusted upward by the board of directors. In addition to a base salary, Mr. Kelsall is eligible for an annual bonus of up to $92,500, payable in cash. For the year ended December 31, 2000, we issued to Mr. Kelsall options to purchase up to 50,000 and 50,000 shares of our common stock at an exercise price of $2.875 and $6.313 per share, respectively. These options are subject to vesting requirements. All unvested options of the first 50,000 share option grant will vest upon a change of control of eCollege. All unvested options of the second 50,000 share option grant will vest in the event of an involuntary termination within eighteen months of a change of control of eCollege. Mr. Kelsall is also entitled to standard benefits including vacation days, participation in a flexible reimbursement plan, and medical/dental insurance.

  Mr. Kelsall's employment may be terminated by eCollege or by him at any time and for any reason.

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

  We have entered into an employment agreement with Mr. Haimes. The agreement, as amended, sets an annual base salary for Mr. Haimes of $180,000, which may be adjusted upward or downward by the board of directors. In addition to a base salary, Mr. Haimes is eligible for an annual bonus of up to $72,000, payable in cash. For the year ended December 31, 2000, we issued to Mr. Haimes options to purchase up to 15,000 shares of our common stock at an exercise price of $2.875 per share. These options are subject to vesting requirements. All unvested options vest upon a change of control of eCollege. Mr. Haimes is also entitled to standard benefits including vacation days, participation in a flexible reimbursement plan, and medical/dental insurance.

  Mr. Haimes' employment may be terminated by eCollege or by him at any time and for any reason.

  The agreement contains non-competition provisions during the term of employment and for the period twelve months after termination of employment. Under these provisions, Mr. Haimes may not:

  . own an interest in, participate in the management of, or perform services for any competitive business or activity; or . for a period of 12 months subsequent to termination, solicit any of our employees to terminate their employment.

  The agreement also contains a confidentiality provision as well as a provision recognizing that we own all ideas and inventions conceived by Mr. Haimes during the term of the agreement.

  We have entered into an employment agreement with Mr. Brodsky. The agreement, as amended, sets an annual base salary for Mr. Brodsky of $140,000, which may be adjusted upward or downward by the board of directors. In addition to a base salary, Mr. Brodsky is eligible for an annual bonus of up to $140,000, payable in cash. For the year ended December 31, 2000, we issued to Mr. Brodsky options to purchase up to 10,000 and 52,500 shares of our common stock at an exercise price of $2.875 and $3.875 per share, respectively. These options are subject to vesting requirements. All unvested options will vest upon a change of control of eCollege. Mr. Brodsky is also entitled to standard benefits including vacation days, participation in a flexible reimbursement plan, and medical/dental insurance.

  Mr. Brodsky's employment may be terminated by eCollege or by him at any time and for any reason.

  The agreement contains non-competition provisions during the term of employment and for the period six months after termination of employment. Under these provisions, Mr. Brodsky may not:

  . own an interest in, participate in the management of, or perform services for any competitive business or activity; or . for a period of 12 months subsequent to termination, solicit any of our employees to terminate their employment.

  The agreement also contains a confidentiality provision as well as a provision recognizing that we own all ideas and inventions conceived by Mr. Brodsky during the term of the agreement.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The following table sets forth certain information known to us with respect to beneficial ownership of the common stock as of March 15, 2001 (unless otherwise stated in the footnotes) by (i) each stockholder that we know is the beneficial owner of more than 5% of the common stock, (ii) each director and nominee for director, (iii) each of the executive officers named in the Summary Compensation Table and (iv) all executive officers and directors as a group. Unless otherwise indicated, each of the security holders has sole voting and investment power with respect to the shares beneficially owned, subject to community property laws, where applicable.

                                                                               Number of Shares          Percent of
Name of Beneficial Owner                                                      Beneficially Owned          Ownership
------------------------                                                     ---------------------     --------------
Oakleigh Thorne...........................................................        3,138,919    (1)          18.3 %
Charles P. Schneider......................................................          267,090    (2)           1.6 %
Douglas H. Kelsall........................................................          136,072    (3)              *
Nancy S. Roecker..........................................................                0                     *
Robert S. Haimes..........................................................           42,762    (4)              *
Mark Brodsky..............................................................            7,467    (5)              *
Blumenstein/Thorne Information Partners I, L.P............................        2,622,975    (6)          15.3 %
New World Equities, Inc...................................................          917,378    (7)           5.7 %
Jack W. Blumenstein.......................................................        2,627,475    (8)          15.3 %
Christopher E. Girgenti...................................................          917,378    (9)           5.7 %
Jeri Korshak..............................................................            8,657   (10)              *
Robert H. Mundheim........................................................            4,500   (11)              *
Robert N. Helmick.........................................................        1,400,000   (12)           8.7 %
R.A. Investment Group.....................................................        1,072,223   (13)           6.6 %
Wellington Management Company LLP.........................................          979,300   (14)           6.1 %
Oakleigh B. Thorne........................................................          722,222   (15)           4.5 %
All directors and executive officers as a group...........................        4,564,721   (16)          25.9 %

----------------
*Less than one percent

(1) Includes an option grant to Blumenstein/Thorne Information Partners I, L.P., to purchase up to 1,000,000 shares of the Company's common stock. Of these 1,000,000 shares, 200,000 option shares have an exercise price of $3.875, the fair market value of the Company's common stock on the date of the grant; 200,000 option shares have an exercise price of $3.875, based on the Company having met certain stock price performance criteria; and 600,000 option shares have an exercise price of $15.00 per share, which can be adjusted to $3.875 based on certain stock price performance criteria. Also includes 1,622,975 shares beneficially owned by Blumenstein/Thorne Information Partners I, L.P. and 30,500 shares owned by the Oakleigh Thorne Irrevocable GST Trust. Mr. Thorne is a co-President of Blumenstein/Thorne Information Partners L.L.C, the general partner of Blumenstein/Thorne Information Partners I, L.P. Mr. Thorne disclaims beneficial ownership of the options and shares held by Blumenstein/Thorne Information Partners I, L.P., except to the extent of his pecuniary interest, if any. The address for Mr. Thorne is 10200 A East Girard Avenue, Denver, Colorado 80231.

(2) Includes options to purchase 252,590 shares of common stock exercisable within 60 days of March 15, 2001. The address for Mr. Schneider is 10200 A East Girard Avenue, Denver, Colorado 80231.

(3) Includes options to purchase 124,072 shares of common stock exercisable within 60 days of March 15, 2001, 4,500 shares held by Mr. Kelsall's spouse and 1,500 shares held by Mr. Kelsall's children. The address for Mr. Kelsall is 10200 A East Girard Avenue, Denver, Colorado 80231.

(4) Includes options to purchase 42,499 shares of common stock exercisable within 60 days of March 15, 2001. The address for Mr. Haimes is 10200 A East Girard Avenue, Denver, Colorado 80231.

(5) Includes options to purchase 5,795 shares of common stock exercisable within 60 days of March 15, 2001. The address for Mr. Brodsky is 10200 A East Girard Avenue, Denver, Colorado 80231.

(6) Includes an option grant of fully vested options to purchase up to 1,000,000 shares of the Company's common stock. Of these 1,000,000 shares, 200,000 shares have an exercise price of $3.875, the fair market value of the Company's common stock on the date of the grant; 200,000 option shares have an exercise price of $3.875 based on the Company having met certain stock price performance criteria; and 600,000 shares have an exercise price of $15.00 per share, which can be adjusted to $3.875 based on certain stock price performance criteria. The address for Blumenstein/Thorne Information Partners I, L.P is P.O. Box 871, Lake Forest, Illinois 60045.

(7) The address for New World Equities, Inc. is 1603 Orrington Avenue, Suite 1070, Evanston, Illinois 60201.

(8) Includes an option grant to Blumenstein/Thorne Information Partners I, L.P., to purchase up to 1,000,000 shares of the Company's common stock. Of these 1,000,000 shares, options for 200,000 option shares have an exercise price of $3.875, the fair market value of the Company's common stock on the date of the grant; 200,000 option shares have an exercise price of $3.875 based on the Company having met certain stock price performance criteria; and 600,000 option shares have an exercise price of $15.00 per share, which can be adjusted to $3.875 based on certain stock price performance criteria. Also consists of 1,622,975 shares beneficially owned by Blumenstein/Thorne Information Partners I, L.P. and 3,500 shares owned by the Jack Wray Blumenstein Contributory IRA and 1,000 shares owned by Mr. Blumenstein's spouse. Mr. Blumenstein is a co-president of Blumenstein/Thorne Information Partners L.L.C., the general partner of Blumenstein/Thorne Information Partners I, L.P. Mr. Blumenstein disclaims beneficial ownership of the options and shares held by Blumenstein/Thorne Information Partners I, L.P., except to the extent of his pecuniary interest, if any. The address for Mr. Blumenstein is P.O. Box 871, Lake Forest, Illinois 60045.

(9) Consists of 917,378 shares beneficially owned by New World Equities, Inc., of which Mr. Girgenti is a Senior Director. Mr. Girgenti disclaims beneficial ownership of such shares, except to the extent of his pecuniary interest, if any. The address for Mr. Girgenti is 1603 Orrington Avenue, Suite 1070, Evanston, Illinois 60201.

(10) Includes options to purchase 7,657 shares of common stock exercisable within 60 days of March 15, 2001. The address for Ms. Korshak is 7400 S. Tucson Way, Englewood, Colorado 80112.

(11) Consists of options to purchase 4,500 shares of common stock exercisable within 60 days of March 15, 2001. The address for Mr. Mundheim is 599 Lexington Avenue, New York, New York 10022.

(12) Consists of 975,000 shares of common stock held by Robert N. Helmick Limited and 425,000 shares of common stock held by the Julia A. Helmick Annuity Trust. The address for Mr. Helmick is 34 Cherry Hills Farm Drive, Englewood, Colorado 80110.

(13) Consists of 943,556 shares held by R.A. Investment Group, 42,889 shares held by Nicholas J. Pritzker, as trustee of the Donrose Trust, 42,889 shares held by Marshall E. Eisenberg, as trustee of JBR Trust #4, and 42,889 shares held by Simon Zunamon, as trustee of T&M Childrens Trust; excludes an aggregate of 301,378 shares owned by such persons, as to which New World Equities has the sole voting and dispositive power pursuant to certain nominee agreements; and excludes any other shares beneficially owned by New World Equities, Inc. or its owners. The address for such persons is 200 W. Madison Street, Suite 2500, Chicago, Illinios 60606.

(14) The address for Wellington Management Group LLC is 75 State Street, Boston, Massachusetts 02109.

(15) Excludes shares beneficially owned by Blumenstein/Thorne Information Partners I, L.P. Mr. Thorne is the beneficiary of a trust which is a limited partner in Blumenstein/Thorne Information Partners I, L.P. Mr. Thorne is the father of Oakleigh Thorne, the Company's Chief Executive Officer. The address for Oakleigh B. Thorne is P.O. Box 871, Lake Forest, Illinois 60045.

(16) Includes 1,461,056 shares issuable upon the exercise of options exercisable within 60 days of March 15, 2001. Excludes 975,000 shares of Common Stock owned by Robert N. Helmick Ltd. and 425,000 shares of common stock held by the Julia A. Helmick Annuity Trust; Mr. Helmick resigned as the Company's chief executive officer on May 30, 2000. [See notes 1, 2, 3, 4, 5, 10, 11]



ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions With Management and Others

  The following are brief descriptions of transactions between us and any of our directors, executive officers or stockholders known to us to own beneficially more than 5% of our shares, or any member of the immediate family of any of those persons, since January 1, 2000, where the amount involved exceeded $60,000:

   In lieu of salary, benefits and other compensation to Oakleigh Thorne, our Company's Chief Executive Officer since June, 2000, the Company granted Blumentstein/Thorne Information Partners I, L.P., an investment fund affiliated with Mr. Thorne, fully vested options to purchase up to 1,000,000 shares of the Company's common stock. Options for 200,000 shares have an exercise price of $3.875, the fair market value of the Company's common stock on the date of the grant; options for 200,000 shares have an exercise price of $3.875 based on the Company having met certain stock price performance criteria; options for 600,000 shares have an exercise price of $15.00 per share, which can be adjusted to $3.875 based on certain stock price performance criteria. In the third quarter of 2000, the Company recorded the fair market value of these non-employee options of $2,570,408 as compensation expense. This amount is reflected as Other General and Administrative expense in the accompanying statements of operations.

Indemnification Agreements

  We have entered into indemnification agreements with our non-employee directors, Messrs. Blumenstein, Girgenti and Mundheim and Ms. Korshak.

Indebtedness of Management

  On June 23, 2000, the Company issued secured promissory notes to Jonathan Dobrin, our former Chief Technology Officer in the amount of $271,000 and to James Sigman, our former Vice President, Professional Services, in the amount of $145,000. The full recourse note to James Sigman included interest at 8% per year and was secured by the common stock of the Company owned by James Sigman. The note to James Sigman was paid in full, including interest, during 2000. The note to Jonathan Dobrin is full recourse and is secured by the common stock of the Company owned by Jonathan Dobrin. The original note included interest at 8% per year and was due on December 31, 2000. The note was extended in 2001, and the current note bears interest at the rate of 8% per year until March 31, 2001. As of April 1, 2001, the note will bear interest at 9% per year, principal payments plus interest are due monthly. The entire balance on the note is due on March 31, 2002.

Certain Business Relationships

  During 2000 we paid $85,277 in legal fees to Dorsey & Whitney LLP. Robert H. Helmick, Esq., the father of Mr. R. Helmick, is a partner of that firm.

                                    PART IV.

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)(1)  Financial Statements

                                                                                       Page
                                                                                     -------
Report of Independent Public Accountants.........................................       38
Balance Sheets...................................................................       39
Statements of Operations and Comprehensive Loss..................................       40
Statements of Stockholders' Equity (Deficit).....................................       41
Statements of Cash Flows.........................................................       42
Notes to Financial Statements....................................................       43

  (a)(2)  None

  (a)(3) Exhibits


 Number                                                      Description
---------                                                    -----------
      3.1  Second Amended and Restated Certificate of Incorporation.
      3.4  Amended and Restated Bylaws
      4.1  Specimen Common Stock certificate.
     10.1  Separation Agreement and Release Between Rob Helmick and Company.
     10.6  Form of Indemnification Agreement by and between the Company and its outside directors.
     10.9  Form of Common Stock Purchase Warrant expiring June 11, 2000, issued pursuant to the Unit Purchase Agreement dated June 11, 1997.
    10.13  Lease Agreement dated May 10, 1999 between Kennedy Center Partnership and the Company.
    10.14  Lease Agreement dated May 10, 1999 between Kennedy Center Partnership and the Company.
    10.15  1999 Employee Stock Purchase Plan.
    10.16  1999 Stock Incentive Plan.
    10.17  Employment Agreement dated as of April 12, 1999 between the Company and Charles P. Schneider.
    10.18  Employment Agreement dated as of August 9, 1999 between the Company and Douglas H. Kelsall.
    10.19  Amendment to Amended and Restated Stockholders Agreement.
    10.20  Warrant to Purchase Common Stock issued October 21, 1999.
    10.21  U.S. Department of Commerce Financial Assistance Award.
    10.22  Amendment to Employment Agreement dated as of March 12, 2001 between the Company and Charles P. Schneider.
    10.23  Amendment to Employment Agreement dated as of March 12, 2001 between the Company and Douglas H. Kelsall.
    10.24  Employment Agreement, as amended, dated as of November 5, 1999 between the Company and Robert Haimes.
    10.25  Employment Agreement, as amended, dated as of November 4, 1998 between the Company and Mark Brodsky.
     23.1  Consent of Arthur Andersen LLP.

  (b) No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

                                   SIGNATURES

  In accordance with the requirements of the Securities Exchange Act, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in Denver, Colorado, on this 2nd day of April, 2001.

                                  eCollege.com


                                  By:  /s/ Oakleigh Thorne
                                     -----------------------------
                                Name:   Oakleigh Thorne
                                Title:  Chief Executive Officer

        Signature                                Title
---------------------------------------  --------------------------------------

/s/ Oakleigh Thorne                      Chief Executive Officer and Chairman
--------------------------------
Oakleigh Thorne                          of the Board of Directors
                                         (principal executive officer)


/s/ Douglas H. Kelsall                   Executive Vice President, Chief
--------------------------------
Douglas H. Kelsall                         Financial Officer and and Treasurer
                                         (principal financial officer)


/s/ Linda Schmehl                        Principal Accounting Officer
--------------------------------
Linda Schmehl, C.P.A.


/s/ Jack W. Blumenstein                  Director
--------------------------------
Jack W. Blumenstein


/s/ Christopher E. Girgenti              Director
--------------------------------
Christopher E. Girgenti

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To eCollege.com:

  We have audited the accompanying balance sheets of eCollege.com (a Delaware corporation) as of December 31, 2000 and 1999, and the related statements of operations and comprehensive loss, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of eCollege.com as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

  As explained in Note 3 to the financial statements, effective January 1, 2000 the Company changed its method of accounting for revenue.


                                  /s/ Arthur Andersen LLP

Denver, Colorado,
 February 2, 2001.

                                  eCollege.com


                                 BALANCE SHEETS

                                                                                                        December 31,
                                                                                            ------------------------------------
                                                                                                        2000               1999
                                                                                                ------------       ------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents...............................................................      $ 12,292,162       $ 46,307,674
        Available-for-sale securities.....................................................        16,122,699                  -
  Accounts receivable, net of allowances of $160,200 and $44,800, respectively............         3,803,905          1,509,453
  Accrued revenue receivable..............................................................           432,716            126,477
        Notes receivable - Company management.............................................           203,250                  -
  Other current assets....................................................................         1,130,944            639,360
                                                                                                ------------       ------------
     Total current assets.................................................................        33,985,676         48,582,964
Property and equipment, net...............................................................         7,087,292          4,553,661
Notes receivable - Company management.....................................................            67,750                  -
Software development costs................................................................         3,141,112                  -
Other assets  ............................................................................           465,800            630,100
                                                                                                ------------       ------------
TOTAL ASSETS..............................................................................      $ 44,747,630       $ 53,766,725
                                                                                                ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Line of credit.........................................................................      $  2,000,000       $          -
   Accounts payable.......................................................................         1,990,724          2,619,365
   Capital lease obligations..............................................................           629,708                  -
   Other accrued liabilities..............................................................         3,741,004          2,242,966
   Deferred revenue.......................................................................         3,839,275          2,431,164
   Grant liabilities......................................................................         3,972,402          1,758,615
                                                                                                ------------       ------------
     Total current liabilities............................................................        16,173,113          9,052,110
LONG-TERM LIABILITIES:
   Capital lease obligations..............................................................         1,388,875                  -
   Deferred revenue.......................................................................           893,150                  -
   Grant liabilities......................................................................                 -            679,440
   Other liabilities......................................................................             5,112             22,785
                                                                                                ------------       ------------
                 Total long-term liabilities..............................................         2,287,137            702,225
                                                                                                ------------       ------------
Total liabilities.........................................................................        18,460,250          9,754,335

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, no par value; 5,000,000 shares authorized; none issued
    or outstanding........................................................................                 -                  -
  Common stock, $0.01 par value; 50,000,000 shares authorized; 16,139,503
    and 14,711,893 shares, respectively, issued and outstanding...........................           161,395            147,119
  Additional paid-in capital..............................................................        83,675,688         75,388,591
  Warrants and options for common stock...................................................         4,729,272          4,252,376
  Notes receivable........................................................................                 -           (593,593)
  Deferred compensation  .                                                                        (1,122,626)        (2,920,325)
        Accumulated other comprehensive loss..............................................            (7,549)                 -
  Accumulated deficit.....................................................................       (61,148,800)       (32,261,778)
                                                                                                ------------       ------------
     Total stockholders' equity...........................................................        26,287,380         44,012,390
                                                                                                ------------       ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY................................................      $ 44,747,630       $ 53,766,725
                                                                                                ============       ============

  The accompanying notes to financial statements are an integral part of these balance sheets.

                                  eCollege.com

                            STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS

                                                                                  For the Years Ended December 31,
                                                                             ------------------------------------------
                                                                                 2000           1999          1998
                                                                             ------------   ------------   -----------
REVENUE:
  Student fees.............................................................  $  7,037,442   $  2,300,111   $   579,047
  Campus and course development fees.......................................     4,325,430      1,949,880     1,086,022
   Other...................................................................     1,176,598        400,827             -
                                                                             ------------   ------------   -----------
     Total revenue.........................................................    12,539,470      4,650,818     1,665,069
COST OF REVENUE............................................................    12,650,533     10,381,390     2,064,909
                                                                             ------------   ------------   -----------
     Gross profit (loss)...................................................      (111,063)    (5,730,572)     (399,840)
OPERATING EXPENSES:
  Product development......................................................     7,133,497      2,255,562     1,099,000
  Selling and marketing....................................................    10,586,595      7,242,939     3,394,000
  General and administrative...............................................     9,434,181      5,929,810     2,509,496
  Other general and administrative expenses................................     2,570,408              -             -
                                                                             ------------   ------------   -----------
     Total operating expenses..............................................    29,724,681     15,428,311     7,002,496
                                                                             ------------   ------------   -----------
LOSS FROM OPERATIONS.......................................................   (29,835,744)   (21,158,883)   (7,402,336)
OTHER INCOME (EXPENSE):
  Interest and other income................................................     2,472,600        374,566       149,308
  Interest expense.........................................................      (318,840)       (23,110)      (36,819)
                                                                             ------------   ------------   -----------
NET LOSS BEFORE CUMULATIVE EFFECT OF CHANGE IN
    ACCOUNTING PRINCIPLE...................................................   (27,681,984)   (20,807,427)    (7,289,847)
  Cumulative effect of change in accounting principle......................    (1,205,038)             -             -
                                                                             ------------   ------------   -----------
NET LOSS...................................................................   (28,887,022)   (20,807,427)   (7,289,847)

OTHER COMPREHENSIVE LOSS:
   Unrealized loss on available-for-sale securities........................        (7,549)             -             -
                                                                             ------------   ------------   -----------
COMPREHENSIVE LOSS.........................................................  $(28,894,571)  $(20,807,427)  $(7,289,847)
                                                                             ============   ============   ===========

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS:
  Net loss.................................................................  $(28,887,022)  $(20,807,427)  $(7,289,847)
  Dividends on mandatorily redeemable, convertible preferred
    stock..................................................................             -     (2,090,680)     (681,554)
  Accretion of mandatorily redeemable, convertible preferred stock.........             -       (327,099)      (21,622)
                                                                             ------------   ------------   -----------
NET LOSS APPLICABLE TO COMMON STOCKHOLDERS.................................  $(28,887,022)  $(23,225,206)  $(7,993,023)
                                                                             ============   ============   ===========

BASIC AND DILUTED NET LOSS PER SHARE BEFORE CUMULATIVE EFFECT OF CHANGE IN
 ACCOUNTING PRINCIPLE......................................................        $(1.76)        $(4.12)       $(1.58)

   Cumulative effect of change in accounting principle.....................          (.07)             -             -
                                                                             ------------   ------------   -----------
BASIC AND DILUTED NET LOSS PER SHARE.......................................        $(1.83)        $(4.12)       $(1.58)
                                                                             ============   ============   ===========

PRO FORMA NET LOSS APPLICABLE TO COMMON STOCKHOLDERS (Note 3):.............
   Pro forma net loss applicable to common stockholders....................                 $(23,404,459)  $(8,583,209)
                                                                                            ============   ===========
   Pro forma basic and diluted net loss per share..........................                       $(4.15)       $(1.69)
                                                                                            ============   ===========

WEIGHTED AVERAGE SHARES OUTSTANDING-BASIC
 AND DILUTED...............................................................    15,743,351      5,639,563     5,074,697
                                                                             ============   ============   ===========

  The accompanying notes to financial statements are an integral part of these statements.

                                  eCollege.com


                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                Common Stock
                                                                            ---------------------
                                                                                               Additional      Warrants
                                                                                      Par       Paid-in          and
                                                                          Shares     Value      Capital        Options
                                                                        ---------- ---------  -------------  ------------
BALANCES, DECEMBER 31, 1997.....................................         4,900,047   $ 49,000   $    92,376   $         -
 Issuance of common stock upon exercise of warrants
  and options...................................................           212,286      2,123       342,691             -
 Repurchase of warrants for common stock........................                 -          -       (30,000)            -
 Deferred compensation..........................................                 -          -             -     1,443,542
 Amortization of deferred compensation..........................                 -          -             -             -
 Warrants for common stock issued in connection with
  line of credit................................................                 -          -             -        27,819
 Warrants for common stock issued in connection with
  Series C preferred stock......................................                 -          -             -       155,065
 Dividends accrued on mandatorily redeemable, convertible
  preferred stock...............................................                 -          -             -             -
 Accretion of mandatorily redeemable, convertible preferred
  stock to redemption value.....................................                 -          -             -             -
 Net loss.......................................................                 -          -             -             -
                                                                        ----------   --------   -----------   -----------

BALANCES, DECEMBER 31, 1998.....................................         5,112,333     51,123       405,067     1,626,426
 Issuance of common stock.......................................         5,000,000     50,000    54,950,000             -
 Stock issuance costs...........................................                 -          -    (5,239,280)            -
 Conversion of Series A, B, C preferred stock into
  common stock..................................................         4,150,402     41,504    24,275,690             -
 Issuance of common stock upon exercise of options..............           449,158      4,492       997,114      (242,339)
 Warrants for common stock issued in connection with credit
  facility......................................................                 -          -             -       172,200
 Deferred compensation..........................................                 -          -             -     2,696,089
 Amortization of deferred compensation..........................                 -          -             -             -
 Dividends accrued on mandatorily redeemable, convertible
  preferred stock...............................................                 -          -             -             -
 Accretion of mandatorily redeemable, redeemable, convertible
  preferred stock to redemption value...........................                 -          -             -             -
 Net loss.......................................................                 -          -             -             -
                                                                        ----------   --------   -----------   -----------
BALANCES, DECEMBER 31, 1999.....................................        14,711,893    147,119    75,388,591     4,252,376
 Issuance of common stock.......................................           635,635      6,356     6,170,771             -
 Stock issuance costs...........................................                 -          -      (386,705)            -
 Issuance of common stock upon exercise of options..............           261,794      2,618     1,815,765    (1,382,595)
 Issuance of common stock upon exercise of warrants.............           530,181      5,302       582,906             -
 Amortization of deferred compensation..........................                 -          -             -             -
 Cancellation of options........................................                 -          -       104,360      (710,917)
 Options for common stock issued in lieu of cash compensation...                 -          -             -     2,570,408
 Payment of notes receiveable...................................                 -          -             -             -
 Net unrealized loss on available-for-sale securities...........                 -          -             -             -
 Net loss.......................................................                 -          -             -             -
                                                                        ----------   --------   -----------   -----------
BALANCES, December 31, 2000.....................................        16,139,503   $161,395   $83,675,688   $ 4,729,272
                                                                        ==========   ========   ===========   ===========

                                                                                                 Accumulated
                                                                                                    Other
                                                                         Notes       Deferred    Comprehensive Accumulated
                                                                       Receivable  Compensation      Loss       Deficit      Total
                                                                       ----------- ------------- ------------- ------------ -------
BALANCES, DECEMBER 31, 1997.....................................  $       -    $         -   $      -   $ (1,043,549)  $   (902,173)
 Issuance of common stock upon exercise of warrants
  and options...................................................   (341,024)             -          -              -          3,790
 Repurchase of warrants for common stock........................          -              -          -              -        (30,000)
 Deferred compensation..........................................          -     (1,443,542)         -              -              -
 Amortization of deferred compensation..........................          -        199,535          -              -        199,535
 Warrants for common stock issued in connection with
  line of credit................................................          -              -          -              -         27,819
 Warrants for common stock issued in connection with                                       -
  Series C preferred stock......................................          -              -          -        155,065
 Dividends accrued on mandatorily redeemable, convertible
  preferred stock...............................................          -              -   (681,554)      (681,554)
 Accretion of mandatorily redeemable, convertible preferred
  stock to redemption value.....................................          -              -          -        (21,622)       (21,622)
 Net loss.......................................................          -              -          -     (7,289,847)    (7,289,847)
                                                                 ----------    -----------   --------    -----------    -----------
BALANCES, DECEMBER 31, 1998.....................................   (341,024)    (1,244,007)         -     (9,036,572)    (8,538,987)
 Issuance of common stock.......................................          -              -          -              -     55,000,000
 Stock issuance costs...........................................          -              -          -              -     (5,239,280)
 Conversion of Series A, B, C preferred stock into
  common stock..................................................          -              -          -              -     24,317,194
 Issuance of common stock upon exercise of options..............   (252,569)             -          -              -        506,698
 Warrants for common stock issued in connection with credit
  facility......................................................          -              -          -              -        172,200
 Deferred compensation..........................................          -     (2,696,089)         -              -              -
 Amortization of deferred compensation..........................          -      1,019,771          -              -      1,019,771
 Dividends accrued on mandatorily redeemable, convertible
  preferred stock...............................................          -              -          -     (2,090,680)    (2,090,680)
 Accretion of mandatorily redeemable, redeemable, convertible
  preferred stock to redemption value...........................          -              -          -       (327,099)      (327,099)
 Net loss.......................................................          -              -          -    (20,807,427)   (20,807,427)
                                                                 ----------    -----------   --------    -----------    -----------
BALANCES, DECEMBER 31, 1999.....................................   (593,593)    (2,920,325)         -    (32,261,778)    44,012,390
 Issuance of common stock.......................................          -              -          -              -      6,177,127
 Stock issuance costs...........................................          -              -          -              -       (386,705)
 Issuance of common stock upon exercise of options..............          -              -          -              -        435,788
 Issuance of common stock upon exercise of warrants.............          -              -          -              -        588,208
 Amortization of deferred compensation..........................          -      1,191,142          -              -      1,191,142
 Cancellation of options........................................          -        606,557          -              -              -
 Options for common stock issued in lieu of cash compensation...          -              -          -              -      2,570,408
 Payment of notes receiveable...................................    593,593              -          -              -        593,593
 Net unrealized loss on available-for-sale securities...........          -              -     (7,549)             -         (7,549)
 Net loss.......................................................          -              -          -     (28,887,022)  (28,887,022)
                                                                 ----------    -----------   --------     -----------    ----------
BALANCES, December 31, 2000.....................................  $       -    $(1,122,626)  $(7,549)  $(61,148,800)  $ 26,287,380
                                                                 ==========    ===========   =======   ============   =============

  The accompanying notes to financial statements are an integral part of these statements.

                                  eCollege.com


                            STATEMENTS OF CASH FLOWS

                                                                                     For the Years Ended December 31,
                                                                                ------------------------------------------
                                                                                     2000           1999          1998
                                                                                ------------   ------------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss.....................................................................  $(28,887,022)  $(20,807,427)  $(7,289,847)
 Adjustments to reconcile net loss to net cash used in operating activities-
   Depreciation...............................................................     2,701,852      1,201,869       393,841
   Provision for doubtful accounts............................................       115,400         35,000         9,800
   Grant liabilities..........................................................     1,534,347      2,438,055             -
   Options for Common Stock issued in lieu of cash compensation...............     2,570,408              -             -
   Deferred compensation......................................................     1,191,142      1,019,771       199,535
   Amortization of deferred financing costs...................................       186,329          8,072        27,819
   Change in-
    Accounts receivable and accrued revenue receivables.......................    (2,716,091)    (1,354,065)     (102,005)
    Other current assets......................................................      (677,913)      (362,875)      (96,807)
    Other assets..............................................................       164,300       (630,100)            -
    Accounts payable and accrued liabilities..................................       869,397      3,574,721       972,048
    Deferred revenue..........................................................     2,301,261      1,861,565       533,849
    Other liabilities.........................................................       (17,673)       (13,115)       35,900
                                                                                ------------   ------------   -----------
     Net cash used in operating activities....................................   (20,664,263)   (13,028,529)   (5,315,867)
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment.........................................    (5,235,483)    (4,186,401)   (1,663,128)
   Purchases of marketable securities.........................................   (36,003,376)             -             -
   Proceeds from sales of marketable securities...............................    19,873,128              -             -
   Capitalized software development costs.....................................    (3,141,112)             -             -
   Notes receivable from Company management...................................      (416,000)             -             -
   Payments received on notes receivable from Company management..............       145,000              -             -
                                                                                ------------   ------------   -----------
     Net cash used in investing activities....................................   (24,777,843)    (4,186,401)   (1,663,128)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock......................................     7,201,123     55,506,698         3,790
  Proceeds from issuance of preferred stock...................................             -      2,250,000    18,750,020
  Payment of stock issuance costs.............................................      (386,705)    (5,895,280)      (22,000)
  Proceeds from sale-leaseback transactions...................................     2,244,057              -             -
  Payment on lease line of credit.............................................      (225,474)             -             -
  Proceeds from line of credit................................................     2,000,000      2,050,000       500,000
  Payments on line of credit..................................................             -     (2,050,000)     (500,000)
  Proceeds from notes receivable for stock....................................       593,593              -             -
  Payments on notes payable to related parties................................             -              -      (269,975)
  Repurchase of warrants......................................................             -              -       (30,000)
                                                                                ------------   ------------   -----------
     Net cash provided by financing activities................................    11,426,594     51,861,418    18,431,835
                                                                                ------------   ------------   -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS..........................   (34,015,512)    34,646,488    11,452,840
CASH AND CASH EQUIVALENTS, beginning of year..................................    46,307,674     11,661,186       208,346
                                                                                ------------   ------------   -----------
CASH AND CASH EQUIVALENTS, end of year........................................  $ 12,292,162   $ 46,307,674   $11,661,186
                                                                                ============   ============   ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest......................................................  $    132,512   $     10,933   $     9,000
                                                                                ============   ============   ===========


  The accompanying notes to financial statements are an integral part of these statements.

                                    eCollege


                         NOTES TO FINANCIAL STATEMENTS

(1)  Organization and Nature of Business

 Company History

  eCollege.com ("eCollege" or the "Company," formerly Real Education, Inc. and Real Information Systems, Inc.) was organized and incorporated in the state of Colorado on July 26, 1996. The Company reincorporated in the State of Delaware on June 22, 1999, at which time each share of Real Education, Inc. common and preferred stock was exchanged for seven shares of eCollege preferred stock respectively. The reincorporation has been reflected retroactively in the accompanying financial statements and notes thereto.

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

  The Company's current business plan contemplates significant growth, and the Company believes that for the year ended December 31, 2001 it will experience operating losses and will generate negative cash flows from operating and investing activities. The Company had cash and cash equivalents of $12,292,162 and available-for-sale securities of $16,122,699 at December 31, 2000, which the Company believes is sufficient to fund its operations at least through December 31, 2001.

(2)  Summary of Significant Accounting Policies

 Use of Estimates in the Preparation of Financial Statements

  The presentation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions. These estimates and assumptions may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 Cash and Cash Equivalents

  The Company considers investments in highly liquid instruments purchased with an original maturity of 90 days or less to be cash equivalents. Such investments are held in money market accounts, certificates of deposit or available-for-sale securities.

 Available-for-Sale Securities

  Debt securities that the Company has both the positive intent and ability to hold to maturity are classified as held-to-maturity and are reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with the unrealized gains and losses included in earnings. Debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as available-for-sale securities and reported at fair value, with unrealized gains or losses excluded from earnings and reported as a separate component of stockholders' equity in accumulated other comprehensive income (loss). Net unrealized losses on the Company's available-for-sale securities were $7,549 during the year ended December 31, 2000. During 2000, the gross realized gains on sales of available-for-sale securities totaled $15 and the gross realized losses totaled $1,416.

  The Company's available-for-sale securities at December 31, 2000 consist of debt securities of United States government agencies, corporate bonds and commercial paper and are reported at fair value. The fair market value of these securities approximates their amortized cost.

Available-for-sale securities are summarized below.


December 31, 2000:
                                                                         Gross        Gross
                                                                      Unrealized   Unrealized
                                                          Cost           Gains       Losses       Fair Value
                                                     ---------------  -----------  -----------  ---------------
Commercial paper...................................      $ 3,831,860      $     -      $ 1,468      $ 3,830,392
Corporate bonds....................................        9,350,694        6,003       17,522        9,374,379
Corporate floating rate bonds......................        1,502,403          807            -        1,502,898
Debt securities issued by United States government
   agencies........................................        1,404,806        5,901            -        1,415,030
                                                         -----------      -------      -------      -----------
Total..............................................      $16,089,763      $12,711      $20,260      $16,122,699
                                                         ===========      =======      =======      ===========

 Accounts Receivable

  The Company maintains an allowance for doubtful accounts based upon the expected collectibility of accounts receivable. At December 31, 2000 and 1999, the allowance for doubtful accounts was $160,200 and $44,800, respectively.

 Concentration of Credit Risk

  Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, available-for-sale securities and accounts receivable. The Company has no significant off-balance sheet concentrations of credit risk, such as foreign exchange contracts, option contracts or other foreign currency hedging arrangements. The Company maintains its cash balances in the form of bank demand deposits and money market accounts with financial institutions that management believes are credit worthy. Accounts receivable are typically unsecured and are derived from transactions with and from educational institutions primarily located in the United States. Accordingly, the Company may be exposed to credit risk generally associated with educational institutions. The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses. The Company historically has not had significant write-offs of accounts receivable.

 Property and Equipment

  Property and equipment are stated at cost and depreciation is provided using the straight-line method, generally over estimated useful lives of three to five years. Maintenance and repairs are expensed as incurred and major additions, replacements and improvements are capitalized.

  Leasehold improvements are amortized using the straight-line method over the shorter of the useful life or the life of the lease.

  The components of property and equipment are as follows:


                                                                                     2000             1999
                                                                              -----------      -----------
   Computer equipment....................................................     $ 7,749,810      $ 4,664,300
   Software..............................................................       1,609,479          490,210
   Office furniture and equipment........................................       1,299,521          805,254
   Leasehold improvements................................................         845,451          309,014
                                                                              -----------      -----------
                                                                               11,504,261        6,268,778
   Less: Accumulated depreciation and amortization.......................      (4,416,969)      (1,715,117)
                                                                              -----------      -----------
                                                                              $ 7,087,292      $ 4,553,661
                                                                              ===========      ===========

  Depreciation expense for the twelve months ended December 31, 2000, 1999 and 1998 was $2,701,852, $1,201,869 and $393,841, respectively.

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

 Income Taxes

  The current provision for income taxes, if any, represents actual or estimated amounts payable on tax return filings each year. Deferred tax assets and liabilities are recorded for the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in the accompanying balance sheets, and for operating loss and tax credit carryforwards. The change in deferred tax assets and liabilities for the period measures the deferred tax provision or benefit for the period. Effects of changes in enacted tax laws on deferred tax assets and liabilities are reflected as adjustments to the tax provision or benefit in the period of enactment. The Company's deferred tax assets have been completely reduced by a valuation allowance because management does not believe realization of the deferred tax asset is sufficiently assured at each balance sheet date (Note 10).

 Software Development Costs

  From inception through December 31, 1998, the Company expensed the costs incurred to develop internal-use software and enhance existing internal-use software and services. Effective January 1, 1999, the Company adopted the AICPA's Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 provides guidance on accounting for the cost of such software. Costs are capitalized during the application development stage. Costs incurred during the preliminary project stage and the post-implementation stage are expensed as incurred. Capitalized software development costs are amortized using the straight-line method over their estimated useful lives, generally three years. Amortization begins when the products are ready for their intended use.

  Costs of development of internal-use software from January 1, 1999 through December 31, 1999 were immaterial, and therefore no such costs were capitalized as of December 31, 1999. On April 1, 2000, the Company began capitalizing costs related to development of its CampusPortal product. As of December 31, 2000, the Company has capitalized $3,141,112 of costs related to this product and no amortization has been recorded as the software is not ready for its intended use.

  The Company also develops software tools and services for use by its personnel that are either currently also marketed to third parties or for which the Company has a substantive plan to market such software. Costs for the development of such software are accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." SFAS No. 86 requires the capitalization of certain software development costs subsequent to the establishment of technological feasibility. The Company's software is deemed to be technologically feasible at the point a working model of the software product is developed. Through December 31, 2000, for products developed by the Company and marketed to third parties, the period since attainment of technological feasibility has been brief and qualifying costs were not significant. Accordingly, the Company has not capitalized any such qualifying software development costs in the accompanying financial statements.

  Realization of the Company's recorded capitalized software development costs is dependent upon generating revenue from the related software products and services during the useful life of such capitalized software. It is reasonably possible that a review of the recorded amount of capitalized software development costs in the future could indicate that they are impaired, and the amount of impairment recorded could be significant.

 Grant Program

  The Company implemented a Grant Program in late 1999 designed to assist new and existing customers in increasing the quality and number of online courses they offer using the Company's products and services and the number of students pursuing online degrees. Seventy-two Grants were awarded, at the Company's discretion, to institutions based on demonstrated commitment to a quality online degree program, the number of current and potential students, the college or university's unique approach to online learning and other factors. The Company does not anticipate offering new grant awards, except on a limited basis.

  To date, the Company has granted approximately $7.5 million, which consists of $1.7 million in marketing funds and $5.8 million in educational support funds. Pursuant to the terms of the grants, funds are paid to the Company's customers after they have provided evidence of payment for appropriate expenditure. For the twelve months ended December 31, 2000, disbursements under the Grant Program of $889,299 were made for such costs as faculty stipends, technology and travel funds.

  Funds granted consist of both marketing funds and educational support funds. Marketing funds are reimbursed to customers based on demonstration of payment for approved marketing activities. These expenses are recorded as marketing expenses when it is estimated they are incurred by customers. Educational support funds consist of faculty stipends, and technology and travel funds, and are considered contract costs. If contract costs, including appropriate educational support funds, are in excess of the revenue guaranteed under the related agreement, such excess is expensed in the quarter in which the excess is first identified. For the year ending December 31, 1999, the Company recognized such a loss of $2,438,055. As the Company recognizes revenue under these contracts, the grant loss reserve is reduced such that the gross margin related to this revenue is zero. This reduction is reflected in Cost of Revenue and was $954,886 for the twelve months ended December 31, 2000. The remaining estimated grant loss reserve at December 31, 2000 is $1,483,169. The determination of the grant loss requires management to make estimates and assumptions regarding the total amount of costs to be incurred. These estimates and assumptions may change and affect the reported amounts of the contingent liability on the date of the financial statements and the reported amount of expenses during the reporting period. As contracts are completed, actual results could impact reported amount of expense in the current reporting period.

 Advertising Costs

  Advertising costs are expensed as incurred and are included in sales and marketing expense in the accompanying statements of operations. Market development costs associated with the Company's Grant Program are recorded over the period that the Company's customers earn these funds. Marketing expenses related to the Company's Grant Program were $1,253,725 in 2000. There were no advertising or marketing costs recognized in 1999 or 1998 related to the Company's Grant Program. Advertising expense for each of the periods presented in the accompanying statement of operations related to continuing operations, excluding marketing expenses associated with the Company's Grant Program, is as follows:

                            For the Year Ended
        ----------------------------------------------------------
                               December 31,
        ----------------------------------------------------------
                           2000              $1,250,144
                           1999              $1,412,943
                           1998              $1,096,846

  During 1999, the Company paid $822,000 to a third party to provide the Company advertising and other services. The Company has deferred the $822,000 payment and is expensing the cost as services are provided over the five-year term of the agreement. As of December 31, 2000, $164,400 and $465,800 of these prepaid expenses were included in other current assets and other assets, respectively, and $163,900 and $27,900 was expensed in 2000 and 1999, respectively.

 Stock-Based Compensation

  The Company accounts for its employee stock option plans and other employee stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB Opinion No. 25"), and related interpretations. The Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," which allows entities to continue to apply the provisions of APB Opinion No. 25 for transactions with employees and provide pro forma disclosures for employee stock grants as if the fair-value-based method of accounting in SFAS No. 123 had been applied to these transactions. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and related interpretations.

  In March 2000, the FASB issued Interpretation No. 44, ("FIN 44"),"Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB 25." This Interpretation clarifies (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. The Company adopted FIN 44 effective July 1, 2000. The adoption of FIN 44 had no impact on the Company's financial statements.

 Net Loss Per Share

  Basic net loss per share is computed by dividing net loss available to common stockholders for the period by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and potential common shares outstanding during the period if the effect of the potential common shares is dilutive. The equivalent number of common stock shares excluded from the earning per share calculation because they are anti-dilutive, using the treasury stock method, were 111,538, 993,433 and 2,794,140 for the twelve months ended December 31, 2000, 1999 and 1998, respectively. As a result of the Company's net losses, all potentially dilutive securities as of December 31, 2000, 1999 and 1998, as indicated in the table below, would be anti-dilutive and are excluded from the computation of diluted loss per share.

                                                  December 31,
                                    ----------------------------------------
                                            2000          1999          1998
                                       ---------     ---------     ---------
     Stock options                     3,293,822     2,241,156       947,310
     Warrants                             77,185       716,518       686,518
     Series A Preferred Stock                  -             -       616,000
     Series B Preferred Stock                  -             -     1,525,218
     Series C Preferred Stock                  -             -     1,707,809
                                       ---------     ---------     ---------
     Total                             3,371,007     2,957,674     5,482,855
                                       =========     =========     =========

  The Company has never paid cash dividends on its stock, and is currently precluded from doing so under its borrowing agreements.

 Segment Information

  The Company has determined that it has one reportable operating segment at December 31, 2000. All of the Company's operating results and identifiable assets are in the United States.

 Comprehensive Income (Loss)

  Comprehensive income (loss) includes all changes in stockholders' equity from non-owner sources. Total comprehensive loss was $28,894,571 for the twelve months ended December 31, 2000, and is the same as net loss for the twelve months ended December 31, 1999 and 1998. Adjustments to the Company's net loss to derive comprehensive loss are comprised of net unrealized losses on the Company's available-for-sale securities.

 Recent Accounting Pronouncements

  In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). In accordance with an amendment subsequently issued in 1999, the Company is required to adopt SFAS No. 133 effective January 1, 2001. To date, the Company has not entered into any arrangements that would fall under the scope of SFAS No. 133, and therefore do not expect the adoption of SFAS No. 133 to have an impact on the Company's financial statements.

 Reclassifications

  Certain prior year balances have been reclassified to conform to the current year presentation.

(3)   Revenue Recognition

  The Company generates revenue primarily from three sources: campus development revenue, course development revenue and per-course student fees.

  Online campus and course design and development services are generally conducted under fixed price contracts. Frequently, customers will elect to add courses in addition to those purchased under the initial contract. The Company has historically charged up-front, non-refundable fees for the development of campuses and courses. Revenue from online campus and course design and development contracts, including additional courses, have historically been recognized on the percentage of completion method for individual contracts, commencing when progress reaches a point where experience is sufficient to estimate final results with reasonable accuracy. Revenue was recognized in the ratio that costs incurred beared to total estimated costs at completion. The Company's use of the percentage of completion method of revenue recognition required estimates of percentage of project completion. Changes in job performance, estimated profitability and final contract settlements may have resulted in revisions to the estimated degree of completion and corresponding revenue in the period in which the revisions were determined. Provisions for any estimated losses on uncompleted contracts were made in the period in which such losses were determinable. Contract costs include all labor costs directly related to contract performance as well as other direct contract costs.

  The Company also generates student fee revenue when students enroll in online courses developed by the Company for its customers at an agreed upon price with the customer. This student fee revenue is recognized on a straight line basis over each specific academic term.

  In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," which provides guidance on revenue recognition. SAB 101 is effective for fiscal years beginning after December 15, 1999. SAB 101 summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements.

  In March 2000, the Emerging Issues Task Force reached a consensus on Issue No. 00-3, Application of AICPA SOP 97-2, "Software Revenue Recognition," to Arrangements That Include the Right to Use Software Stored on Another Entity's Hardware ("EITF 00-3"). The consensus identifies those software arrangements under which entities can account for sales of software in accordance with SOP 97-2, and those arrangements that do not qualify as a sale of software. The Company's arrangements with customers typically do not qualify as sales of software under the provisions of EITF 00-3, and as such, we are required to utilize service accounting.

  The Company was required to adopt SAB 101 and EITF 00-3 in 2000. As a result, the Company reviewed the terms of its current contracts and determined that the provisions of SAB 101 materially impact the Company's revenue recognition for its campus and course development revenue, effectively deferring the recognition of such revenue. Under SAB 101, campus development fees are recognized from the campus launch date until the end of the contract period, typically three years, or the expected life of the customer relationship, whichever is greater. For customers that purchase an annual campus fee, the annual fees are recognized on a straight line basis over 12 months. Course development fees are recognized on a straight-line basis over 12 months from the date the course is ordered by the customer.

  As required by SAB 101, the Company has accounted for the implementation of the revenue recognition guidelines of SAB 101 as a change in accounting principle effective January 1, 2000, and therefore has not restated the 1999 or prior years' financial statements. However, the Company has provided pro forma information to report what the impact on prior years' results would have been if reported in accordance with SAB 101, in accordance with the Accounting Principles Board ("APB") Opinion No. 20 "Accounting Changes." Effective January 1, 2000, the Company recorded a cumulative adjustment of $1,205,038 or $.07 per share, basic and diluted for the change in accounting principle. The amount of revenue recognized in 1999, 1998 and 1997 that was included in this cumulative adjustment was $179,253, $590,186 and $435,599, respectively. The impact in 2000 of adopting SAB 101 was to increase net loss, before the cumulative effect of accounting change, by $1,120,296. Excluding the impact of the change, basic and diluted net loss per share for 2000, before the cumulative effect of accounting change, would have been $1.69.

  Revenue that is recognized is reflected as accrued revenue receivable to the extent that the customer has not yet been billed for such services. The Company records deferred revenue for amounts received from or billed to customers in excess of the revenue that has been earned.

  In October 1998, the Company was awarded a grant of approximately $1,900,000 by the National Institute of Standards and Technology, or NIST, a department of the U.S. Department of Commerce. This revenue is recognized as the work is performed by the Company or its subcontractors. The Company is entitled to receive payments under the grant as research related to automated course content creation and organization, and tutoring delivery systems is performed. Maximum payments under the grant are $713,000 in 1999, $583,000 in 2000 and $583,000 in 2001. For the years ended December 31, 2000 and 1999, the Company recognized revenue of $500,762 and $348,962 respectively.

(4)  Convertible Preferred Stock Subject to Mandatory Redemption

  Under the Company's Certificate of Incorporation, the Company is authorized to issue 5,000,000 shares of preferred stock. Shares of preferred stock may be issued from time to time in one or more series, with designations, rights, preferences and limitations established by the Company's Board of Directors.

  A summary of the Company's mandatorily redeemable, convertible preferred stock is presented in the table below:

                                                            Series A                  Series B                    Series C
                                                     -----------------------  -------------------------  --------------------------
                                                      Shares       Amount       Shares        Amount       Shares        Amount
                                                     ---------  ------------  -----------  ------------  -----------  -------------
Balances, December 31, 1997........................   616,000   $ 1,029,284            -   $         -            -   $          -
  Issuance of Series B mandatorily
   redeemable, convertible preferred
   stock in February 1998 for cash of
   approximately $3.93 per share, net
   of stock issuance costs of $22,000..............         -             -    1,525,218     5,978,000            -              -
  Issuance of Series C mandatorily
   redeemable, convertible preferred
   stock in December 1998 for cash of
   approximately $7.47 per share, net of
   stock issuance costs of $811,065................         -             -            -             -    1,707,809     11,938,955
  Dividends accrued................................         -       100,056            -       550,060            -         31,438
  Accretion to redemption value....................         -         7,463            -         5,986            -          8,173
                                                     --------   -----------   ----------   -----------   ----------   ------------
Balances, December 31, 1998........................   616,000     1,136,803    1,525,218     6,534,046    1,707,809     11,978,566
  Issuances of Series C mandatorily
   redeemable, convertible preferred
   stock in January, February and
   March 1999 for cash of
   approximately $7.47 per share...................         -             -            -             -      301,375      2,250,000
  Dividends accrued................................         -        95,973            -       575,606            -      1,419,101
  Accretion to redemption value....................         -         7,157            -         6,335            -        313,607
  Conversion of Series A,B,& C into
   common stock upon initial public
   offering........................................  (616,000)   (1,239,933)  (1,525,218)   (7,115,987)  (2,009,184)   (15,961,274)
                                                     --------   -----------   ----------   -----------   ----------   ------------
Balances, December 31, 1999........................         -   $         -            -   $         -            -   $          -
                                                     ========   ===========   ==========   ===========   ==========   ============

   Through March 1999, the Company issued a total of 4,150,402 shares of convertible preferred stock subject to mandatory redemption. In connection with the Company's IPO in December 1999, all outstanding shares of preferred stock were automatically converted on a one-for-one basis to common stock. Up until the date of conversion of the preferred stock, the differences between the redemption price and the recorded value, which was net of the offering costs of $29,850, $22,000, and $811,065 for Series A, Series B and Series C, respectively, were being accreted to the earliest possible redemption date. Dividends accrued at an annual rate of ten-percent of the face value of the preferred stock, whether or not they had been declared, were cumulative, and to the extent there were unpaid dividends, dividends were payable on such unpaid dividends. Upon the conversion of the preferred stock, the accrued and unpaid dividends were extinguished.

(5)   Stockholders' Equity

 Initial Public Offering

  The Company sold 5,000,000 shares of its common stock for $11.00 per share in its initial public offering, which was effective on December 15, 1999. Net proceeds to the Company aggregated to $51,150,000. In January 2000, the Company received net proceeds of $5,115,000 from the exercise of 500,000 shares of the underwriters' over-allotment option. The amount received was net of underwriting offering expenses. Upon the effectiveness of the initial public offering, the Company effected a two-for-three stock split, which has been reflected retroactively in the accompanying financial statements.

 Stock Splits

  Upon the reincorporation of the Company, the Company effected a seven-for-one split of its common and preferred stock, and changed its authorized common stock to 50,000,000 shares and preferred stock to 5,000,000 shares. Additionally, upon the completion of its initial public offering the Company effected a two-for-three reverse stock split adjusting the shares authorized to retain authority to issue 50,000,000 and 5,000,000 shares of common and preferred stock, respectively. All references in the accompanying financial statements to the number of common and preferred shares have been retroactively restated to reflect the stock splits and the increase in the authorized common and preferred stock.

 1999 Stock Purchase Plan

  The 1999 Stock Purchase Plan (the "Purchase Plan") was adopted by the board of directors and approved by the stockholders in June 1999. The Purchase Plan became effective December 15, 1999. The Purchase Plan is designed to allow the Company's eligible employees to purchase shares of common stock, at semi-annual intervals, with their accumulated payroll deductions. The Company has reserved 666,667 shares of common stock for issuance. Eligible employees are individuals scheduled to work more than 20 hours per week for more than five calendar months per year. The Purchase Plan will have a series of successive offering periods, each with a maximum duration of 24 months. The initial offering period started December 15, 1999 and will end on the last business day of October 2001. The next offering period will start on the first business day in November 2001, and subsequent offering periods will be set by the compensation committee. Under the Purchase Plan, eligible employees may contribute up to 15 percent of his or her cash earnings through payroll deductions, and the accumulated deductions will be applied to the purchase of shares on each semi-annual purchase date. The purchase price per share will be equal to 85 percent of the fair market value per share on the participant's entry date into the offering period or, if lower, 85 percent of the fair market value per share on the semi-annual purchase date. Semi-annual purchase dates will occur on the last business day of April and October of each year. In no event, however, may any participant purchase more than 1,000 shares on any purchase date, and not more than 166,667 shares may be purchased in total by all participants on any purchase date.

  The Company has elected to apply Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees," as amended by FASB Interpretation No. 44, in accounting for its stock-based plans. Accordingly, the Company will not recognize compensation expense for employee stock purchases. The Company issued approximately 82,165 and 53,470 shares of common stock in April and October 2000, respectively, with respect to the plan, as a per share price, representing 85% of the fair market value as described above, of $4.99 and $4.99, respectively.

  The fair value of each purchase right is estimated, for pro forma disclosure purposes, on the date of the grant using the Black-Scholes model with the following assumptions for 2000: no dividend yield; an expected life of six months; expected volitility of 82%; and a risk-free interest rate of 5.125%. The weighted average fair value of the right to purchase those shares issued in 2000 was $5.01 and $2.27 per share, respectively.

  Employee Stock Option Grants

  In September 1999 the Company adopted the 1999 Stock Incentive Plan (the "Plan"). The Plan is intended to serve as the successor equity incentive program to the Company's 1997 Stock Option Plan (the "1997 Plan"). All outstanding options under the 1997 Plan were incorporated into the 1999 Plan, and no further option grants will be made under the 1997 Plan. All information disclosed below for the period from January 1, 1999 through December 31, 2000, includes options issued under the Plan and the 1997 Plan (collectively, the "Plans"). Options granted vest over various terms, with a maximum vesting period of five years, and expire after a maximum of ten years. At December 31, 2000, the Company was authorized to grant incentive and non-qualified stock options to acquire up to 3,808,023 shares of the Company's common stock to employees and directors of the Company. The Company accounts for options granted under the Plans under APB Opinion No. 25, under which the Company has recorded deferred compensation of $2,696,089 and $1,443,542 during 1999 and 1998, respectively, is being amortized over the vesting period of the associated stock options. During 2000, 1999 and 1998, the Company recognized $1,191,142, $1,019,771 and $199,535 of compensation expense, respectively.

  The following table summarizes the Plans at December 31, 2000, 1999 and 1998 and activity during the years then ended.

                                                                                                        Weighted Average
                                                                                           Shares        Exercise Price
                                                                                       --------------  ------------------
  Outstanding, December 31, 1997.....................................................        513,800              $ 1.51
     Granted.........................................................................        456,167                2.12
     Forfeited or canceled...........................................................        (95,667)              (1.74)
     Exercised.......................................................................         (2,333)              (1.62)
                                                                                           ---------              ------
  Outstanding, December 31, 1998.....................................................        871,967              $ 1.81
     Granted.........................................................................      1,838,113                8.28
     Forfeited or canceled...........................................................        (71,098)              (3.88)
     Exercised.......................................................................       (449,158)              (1.69)
                                                                                           ---------              ------
  Outstanding, December 31, 1999.....................................................      2,189,824              $ 7.19
     Granted.........................................................................        952,275                4.94
     Forfeited or canceled...........................................................       (643,621)              (7.60)
     Exercised.......................................................................       (210,462)              (1.96)
                                                                                           ---------              ------
  Outstanding, December 31, 2000.....................................................      2,288,016              $ 6.62
                                                                                           =========              ======

  As of December 31, 2000, 1999 and 1998, 579,390, 224,979 and 266,233 of the
above options were exercisable, respectively, with weighted average exercise prices of $7.12, $2.97 and $1.57, respectively.

  The following table summarizes the weighted average exercise prices of options granted during the years ended December 31, 2000, 1999 and 1998. The table includes options for common stock whose exercise price was less than the fair market value, for financial reporting purposes, of the underlying common stock at the date of grant and equal to the fair market value at the date of grant. There were no options for common stock granted during 2000, 1999 or 1998 whose exercise price was greater than the fair market value at the date of grant.

                                                                                          Years Ended December 31,
                                                                                  -----------------------------------------
                                                                                       2000           1999          1998
                                                                                     --------     ----------      --------
  Exercise price-
    Less than fair market value:
     Number of options.........................................................             -        438,890       456,167
                                                                                     ========     ==========      ========
     Weighted average exercise price...........................................      $      -     $     6.00      $   2.12
                                                                                     ========     ==========      ========
     Weighted average fair value of options....................................      $      -     $     6.75      $   3.23
                                                                                     ========     ==========      ========
    Equal to fair market value:
     Number of options.........................................................       952,275      1,399,223             -
                                                                                     ========     ==========      ========
     Weighted average exercise price...........................................      $   4.94     $     9.00      $      -
                                                                                     ========     ==========      ========
     Weighted average fair value of options....................................      $   2.76     $     0.91      $      -
                                                                                     ========     ==========      ========

  The status of stock options outstanding and exercisable under the Plans as of December 31, 2000 is as follows:

                                                  Stock Options Outstanding                   Stock Options Exercisable
                                     ----------------------------------------------------  --------------------------------
                                                     Weighted Average
                                       Number of        Remaining       Weighted Average     Number of     Weighted Average
Range of Exercise Prices                 Shares      Contractual Life    Exercise Price        Shares       Exercise Price
-------------------------            --------------  ----------------  ------------------  --------------  ----------------
  $1.62 - $2.14....................          96,979               4.9               $2.11          71,891             $2.09
  $2.88 - $4.06....................         360,703               9.5               $3.17               -       $   -
  $4.38 - $6.38....................         815,913               7.5               $5.87         198,298             $6.01
  $6.63 - $10.94...................       1,014,421               8.3               $8.87         309,201             $9.00
                                          ---------               ---               -----         -------             -----
                                          2,288,016               8.0               $6.62         579,390             $7.12
                                          =========               ===               =====         =======             =====

  In addition, during March 1997 the Company issued options for 51,332 shares of common stock outside of the Plans with an exercise price of $0.59. All such options vested over a two year period from March 1997 to March 1999. All of these options were exercised in March 2000.

  During July 2000 the Company issued options for 5,806 shares of common stock outside of the Plans with an exercise price of $1.29. All such options vested immediately. The Company accounted for these options in accordance with APB No. 25 and accordingly recorded $15,009 of compensation expense, based on the then current fair market value of the common stock, at the time of their issuance.
As of December 31, 2000, 5,806 shares were outstanding and exercisable.

 Pro Forma Fair Value Disclosures

  SFAS No. 123 defines fair value-based method of accounting for stock-based compensation plans. An entity may continue to measure compensation cost for options granted to employees using the intrinsic value-based method prescribed by APB No. 25, provided that pro forma disclosures are made of net income or loss, assuming the fair value-based method of SFAS No. 123 has been applied.

  The Company has elected to account for its stock-based employee compensation plans under APB No. 25; accordingly, for purposes of the pro forma disclosures presented below, the Company has computed the fair values of all options granted during 2000, 1999, and 1998 using the Black-Scholes option pricing model and the following weighted average assumptions:

                                                                                        Year Ended December 31,
                                                                            -----------------------------------------------
                                                                                    2000            1999             1998
                                                                                    ----           -----            -----
   Risk-free interest rate...............................................            5.1%            5.5%             5.0%
   Expected dividend yield...............................................              0%              0%               0%
   Expected lives outstanding............................................      3.0 years       3.0 years        2.9 years
   Expected volatility...................................................             82%          0.001%           0.001%

  Through the date of the IPO, the Company used the minimum value method of the Black-Scholes option pricing model for determining the fair value of options issued to employees which uses a volatility of 0.001%. Subsequent to the date of the IPO, the Company used a weighted average volatility of 82%. Cumulative compensation cost recognized in pro forma net income or loss with respect to options that are forfeited prior to vesting is adjusted as a reduction of pro forma compensation expense in the period of forfeiture.

  The total fair value of the options granted to employees was computed to be $2,623,518, $4,209,923 and $1,437,948 for the years ended December 31, 2000,
1999 and 1998, respectively. Pro forma stock-based compensation, net of the amounts recorded for amortization of deferred compensation and the effect of forfeitures, was $796,234, $352,600 and $35,698 for the years ended December 31, 2000, 1999 and 1998, respectively, and the Purchase Plan was $290,599 for the year ended December 31, 2000.

  If the Company had accounted for all of its stock-based compensation plans in accordance with SFAS No. 123, the Company's net loss would have been reported as follows:


                                                                             2000               1999               1998
                                                                         ------------       ------------        -----------
  Net loss applicable to common stockholders:
     As reported...................................................      $(28,887,022)      $(23,225,206)       $(7,993,023)
     Pro forma.....................................................      $(29,973,855)      $(23,577,806)       $(8,028,721)
  Basic and diluted net loss per share:
     As reported...................................................      $      (1.83)      $      (4.12)       $     (1.58)
     Pro forma.....................................................      $      (1.90)      $      (4.18)       $     (1.58)

 Option Grant to Chief Executive Officer

  Mr. Oakleigh Thorne was appointed as Chief Executive Officer on May 30, 2000 and serves as Chairman of the Board. In lieu of salary, benefits and other compensation, the Company granted an investment fund affiliated with Mr. Thorne fully vested options to purchase up to 1,000,000 shares of the Company's common stock. Of these, options for 200,000 shares have an exercise price of $3.875, the fair market value of the Company's common stock on the date of the grant; options for 200,000 shares have an exercise price of $3.875, based on the Company having met certain stock price performance criteria; and options for the remaining 600,000 shares have an exercise price of $15.00 per share, which can be adjusted to $3.875 based on certain stock price performance criteria

  In the third quarter of 2000, the Company recorded the fair market value, based upon an indpendent valuation, of these non-employee options of $2,570,408 as compensation expense. This amount is reflected as Other General and Administrative expense in the accompanying statements of operations.

 Warrants

  In October 1999, the Company obtained a $2,500,000 line of credit from a bank. In connection with the line of credit, the Company issued warrants to the bank to acquire 30,000 shares of the Company's common stock at an exercise price of $11.00, equal to the offering price of common stock sold in connection with the Company's initial public offering. The estimated fair market value of the warrants at the date of issuance was approximately $172,200. The warrants were valued using the Black Scholes option pricing model, assuming volatility of 75%, a risk-free interest rate of 5%, no expected dividends, a contractual life of three years and $11.00 as the estimated fair value of the underlying common stock on the date of issuance. As of December 31, 2000 all of these warrants remain outstanding.

  In November 1998, the Company obtained a $500,000 line of credit from a bank. In connection with the line of credit, the Company issued warrants to the bank to purchase 7,000 shares of common stock. Fifty-percent of the warrants have a strike price of $3.93 and fifty-percent have a strike price of $7.47. The estimated fair market value of the warrants at the date of issuance was approximately $28,000, which is included in interest expense in the accompanying statement of operations for the year ended December 31, 1998. The warrants were valued using the Black-Scholes pricing model, assuming volatility of 70%, risk-free interest rate of 5.0%, no expected dividends and a life of five years. As of December 31, 2000 all of these warrants remain outstanding.

  In June 1997, the Company issued warrants for 280,000 shares of common stock with an exercise price of approximately $1.62. The warrants vested immediately and are exercisable for a period of three years. In 1997, the Company issued 47 shares of common stock upon the exercise of warrants in return for cash consideration totaling $76. During 1998, the Company issued 209,953 shares of common stock upon the exercise of such warrants. The employees issued notes for the purchase price of the common stock received upon exercise of the warrants. These notes receivable, totaling $341,024 at December 31, 1999, were reflected as a reduction of stockholders' equity. Interest on the loans was at a rate of 8% per annum, and the principal and the accrued and unpaid interest was originally due in twenty-four monthly payments, beginning on March 31, 2000. The loans were due in full on February 28, 2002. The loans were full recourse loans and were secured by the underlying shares of common stock. The Company also issued security buy-sell agreements in connection with these loans which placed restrictions on the transfer of ownership interests, as defined in the agreement. The loans plus interest were paid in full in the first quarter of 2000.

  During 1998, the Company repurchased 46,667 warrants issued to an employee of the Company for $30,000, their intrinsic value on the date of purchase. The remaining 23,333 warrants were forfeited in June 2000. As of December 31, 2000, none of the original 280,000 warrants remained outstanding.

  In connection with the sale of Series C preferred stock in December 1998, the Company issued warrants to purchase 40,185 shares of the Company's common stock at an exercise price of approximately $7.47 per share. Upon issuance, the warrants had an estimated fair market value totaling $155,065, which has been reflected as a cost of the offering. The warrants vested immediately and are exercisable for a period of three years. As of December 31, 2000, none of the warrants have been exercised. In addition, the Company incurred $656,000 of direct costs in connection with the issuance of Series C.

  In connection with the sale of Series A preferred stock in June 1997, the Company issued warrants to purchase 616,000 shares of the Company's common stock at an exercise price of approximately $1.62 per share. The warrants vested immediately and were exercisable for a period of three years. Based upon the fair market value of the common stock at the date of issuance, the fair value of the warrants was determined to be immaterial. On May 31, 2000, these warrants were converted into 530,181 shares of common stock. A portion of the warrants were exercised via cashless exercise, whereby the holder received a lesser number of shares in lieu of payment of the exercise price.

  The Company determined the estimated fair value of each warrant using the Black-Scholes option pricing model, and the following assumptions:

                                                                                              Series A      Series C
                                                                                              Warrants      Warrants
                                                                                            ------------  ------------
   Risk-free interest rate................................................................         6.04%         5.00%
   Expected dividend yield................................................................         0.00%         0.00%
   Contractual life.......................................................................      3 years       3 years
   Expected volatility....................................................................           50%           70%
   Fair market value of the underlying common stock on the date of issuance...............        $0.54         $7.47

(6)   Debt

  In October 1999, the Company secured a $2,500,000 bank line of credit which allowed for $1,650,000 of immediately available borrowings. In December 1999 the remaining $850,000 became available and the bank line of credit was converted into a revolving line of credit with a maturity date of November 1, 2000. The maturity date was subsequently extended to February 1, 2001. The bank line is secured by all of the Company's assets. The terms of the revolving line of credit were amended in December, 2000 to include an additional financial covenant regarding maximum allowable net loss of the Company. In connection with this amendment, the Company received a written waiver of the restriction on maximum allowable net loss for the quarter ending September 30, 2000. The interest on the bank line of credit was an adjustable rate of prime plus 2.75%, and the revolving line of credit bears an adjustable rate of prime plus 1.25%, which was 10.25% as of December 31, 2000. Between October and December 1999, the Company drew and paid off $2,050,000 from the line of credit. In December 2000, the Company drew $2,000,000 from the revolving line, which remained outstanding at December 31, 2000, and $500,000 was available for borrowing. The entire $2,000,000 draw was paid back in January 2001.

  In connection with the bank line of credit, the Company issued warrants to the lender for 30,000 shares of common stock. The exercise price of the warrants is equal to $11.00, the offering price of common shares sold in connection with the Company's initial public offering on December 15, 1999. The value of the warrants at the date of issuance was $172,200, which was recoreded as a deferred financing cost and was amortized to interest expense over the original term of the revolving line of credit.

 Capital Lease Obligations

  In the second quarter of 2000, the Company purchased $1,312,927 of equipment and subsequently sold the equipment (at no gain or loss) to a third party. The Company then entered into a leasing arrangement with the third party for the equipment. During the third quarter of 2000, the Company purchased an additional $931,130 of equipment, sold it at no gain or loss to the same third party, and immediately leased it back. Under the lease agreement, the Company may lease up to $2,500,000 of equipment for an initial term of 36 months. At the end of the lease term, the Company will buy the equipment for 8.5% of the amount drawn.
The lease has been treated as a capital lease for accounting purposes. As of December 31, 2000, the Company leased $2,244,057 of equipment and has $255,943 of additional financing available under the lease line. Accumulated depreciation on leased equipment was $262,990 as of December 31, 2000.

  The following is a schedule by year of future minimum capital lease payments, together with the present value of the net minimum lease payments as of December 31, 2000:


Year ending December 31,
------------------------
     2001.......................................................     $  859,563
     2002.......................................................        859,563
     2003.......................................................        709,693
                                                                     ----------
   Total minimum lease payments.................................     $2,428,819
   Less: Amount representing interest...........................       (410,236)
                                                                     ----------
   Present value of future minimum lease payments...............     $2,018,583
   Current portion of capital lease obligations.................        629,708
                                                                     ----------
   Long-term capital lease obligations..........................     $1,388,875
                                                                     ==========

  Interest expense for the years ended December 31, 2000, 1999 and 1998 was $318,840, $23,110 and $36,819, respectively. Interest expense for the years ended December 31, 2000, 1999 and 1998 includes $164,128, $8,072 and $27,819, respectively, related to warrants for common stock issued in connection with two separate lines of credit. Interest expense related to the capital leasing agreement was $114,955 in 2000.

(7)  Other Related Party Transactions

  On June 23, 2000, the Company issued secured promissory notes to two employees, totaling $416,000. The notes are full recourse and are secured by the common stock of the Company owned by the employees. These notes bear interest at 8% per year and were originally due on December 31, 2000. One note was paid in full, plus interest, during 2000. The other note for $217,000 was extended and bears an interest rate of 8% per year until March 31, 2001. At April 1, 2001 the note will bear interest at 9% per year until the note is due on March 31, 2002. As of December 31, 2000 the entire $271,000 remained outstanding.

  In October 1999, the Company loaned approximately $252,569 to an officer of the Company to exercise 129,500 options granted under the 1997 Stock Option Plan. The interest rate on the note was 10% per annum. The loan was paid in its entirety plus interest in January 2000. The loan was a full recourse loan and was secured by the underlying shares of the common stock. This note receivable, totaling $252,569 at December 31, 1999, was reflected as a reduction of stockholders' equity.

  The Company engaged the brother of the Company's former chief executive officer to provide legal services to the Company. For the year ended December 31, 1998, the Company incurred approximately $16,400 in legal expenses to this related party.

(8)  Commitments And Contingencies

 Operating Lease Obligations

  The Company leases office space and equipment under various operating leases. At December 31, 2000 the aggregate future minimum lease commitments were as follows:

Year ending December 31,
------------------------
     2001.......................................................      $1,218,404
     2002.......................................................         860,570
     2003.......................................................         222,386
     2004.......................................................          54,199
     2005.......................................................           1,510
     Thereafter.................................................               -
                                                                      ----------
                                                                      $2,357,069
                                                                      ==========

  Rent expense for the years ended December 31, 2000, 1999 and1998 was $1,078,728, $592,590 and $331,219, respectively.

 Employee Benefit Plan

  Effective January 1, 1999, the Company adopted a defined contribution plan under Section 401(k) of the Internal Revenue Code. Eligible employees are permitted to contribute up to 15% of their annual compensation. In addition, the Company may make discretionary and/or matching contributions on behalf of participating employees. No such contributions were made in 2000 or 1999.

 Legal Matters

  The Company is exposed to asserted and unasserted legal claims encountered in the normal course of business. Management believes that the ultimate resolution of any such matters will not have a material adverse effect on the operating results or the financial position of the Company.

(9)   Major Customers

  Sales to 4 customers represented approximately 20% of the Company's revenue for 2000. Sales to 5 customers represented approximately 29% of the Company's revenue for 1999. Sales to one customer represented approximately 21% of the Company's revenue for 1998. No customer individually accounted for more than 10% of accounts receivable as of December 31, 2000. As of December 31, 1999, the Company had one customer that accounted for 17% of the accounts receivable balance at December 31, 1999. The loss of such customers could result in a significant reduction of revenues.

(10)  Income Taxes

  Components of the income tax provision applicable to federal and state income taxes are as follows:


                                                                                    2000                1999                1998
                                                                               ------------         -----------         -----------
  Current benefit:
     Federal.........................................................          $          -         $         -         $         -
     State...........................................................                     -                   -                   -
                                                                               ------------         -----------         -----------
        Total........................................................                     -                   -                   -
                                                                               ------------         -----------         -----------
  Deferred benefit:
     Federal.........................................................           (11,101,349)         (6,408,455)         (2,401,048)
     State...........................................................            (1,237,008)         (1,168,716)           (233,043)
                                                                               ------------         -----------         -----------
        Total........................................................           (12,338,357)         (7,577,171)         (2,634,091)
                                                                               ------------         -----------         -----------
        Total tax benefit............................................           (12,338,357)         (7,577,171)         (2,634,091)
                                                                               ------------         -----------         -----------

  Valuation allowance................................................            12,338,357           7,577,171           2,634,091
                                                                               ------------         -----------         -----------
        Net tax benefit..............................................          $          -         $         -         $         -
                                                                               ============         ===========         ===========

  The difference between the statutory federal income tax rate and the Company's effective income tax rate is summarized as follows:


                                                                                   2000         1999         1998
                                                                                -------       ------       ------
  Federal income tax rate..................................................      35.0  %       35.0 %       34.0 %
  Increase (decrease) as a result of-
     State income tax net of federal benefit...............................       3.9  %        3.9 %        3.3 %
     Stock compensation....................................................      (1.6) %       (1.9)%       (1.0)%
     Other.................................................................       0.4  %       (0.6)%       (0.2)%
     Valuation allowance...................................................     (37.7) %      (36.4)%      (36.1)%
                                                                                -------       ------       ------
     Effective tax rate....................................................          - %          - %          - %
                                                                                =======       ======       ======

  Deferred tax assets and liabilities result from the following:

                                                                                                  December 31,
                                                                                  ---------------------------------------------
                                                                                              2000                    1999
                                                                                          ------------            ------------
  Deferred tax assets-
    Non-current:
      Net operating loss carryforward(1)........................................          $ 20,081,388            $  9,397,503
      Other.....................................................................               132,521                 136,133
    Current:
      Grant liabilities.........................................................             1,564,715                 967,853
      Deferred revenue..........................................................               234,621                       -
      Other.....................................................................               172,943                  73,677
                                                                                          ------------            ------------
    Total deferred tax assets...................................................            22,186,188              10,575,166
  Less: Valuation allowance(1)..................................................           (22,186,188)            (10,575,166)
                                                                                          ------------            ------------
  Net deferred tax assets.......................................................          $          -            $          -
                                                                                          ============            ============

  (1) The Company's deferred tax asset related to net operating losses includes the tax effect of approximately $1,870,000 related to tax deductions for non-qualifying stock-based compensation in excess of amounts recorded for financial reporting purposes as of December 31, 2000. If and when the valuation allowance related to these amounts is reversed, the Company will recognize this benefit as an increase to Additional Paid-in Capital as opposed to income tax expense.

  From its inception, the Company has generated losses for both financial reporting and tax purposes. Accordingly, for income tax return reporting purposes, the Company may utilize approximately $52,000,000 of net operating loss carryforwards, which begin to expire in 2011. The Tax Reform Act of 1986 contains provisions which may limit the net operating loss carryforwards available to be used in any given year if certain events occur, including significant changes in ownership interests. Such transactions may have occurred during the three-year period ended December 31, 2000.

  The Company has determined that $22,186,188 and $10,575,166 of deferred tax assets as of December 31, 2000 and 1999, respectively, did not satisfy the realization criteria set forth in SFAS No. 109, primarily due to the Company's operating losses since inception. Accordingly, a valuation allowance was recorded against the entire deferred tax asset. Should management conclude that the deferred tax assets were, at least in part, realizable, the valuation allowance will be reversed to the extent of such realizablility. The reversal of the valuation allowance, if any, would be recognized as deferred income tax benefit.

----------------------
The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities Exchange Commission.

                               INDEX TO EXHIBITS


 Number                                                      Description
---------                                                   ------------
     3.1*  Second Amended and Restated Certificate of Incorporation.
     3.4*  Amended and Restated Bylaws.
     4.1*  Specimen Common Stock Certificate.
   10.1**  Separation Agreement and Release Between Rob Helmick and Company.
  10.2***  Registration Agreement between Company and Blumenstein/Thorne Information Partners I, L.P.
  10.3***  Stock Option Agreement between Company and Blumenstein/Thorne Information Partners I, L.P.
    10.5*  Amended and Restated Shareholders Agreement made as of December 21, 1998, by and among the Registrant and each of the Parties listed on the Schedules attached thereto.
    10.6*  Form of Indemnification Agreement by and between the Company and its outside directors.
    10.9*  Form of Common Stock Purchase Warrant expiring June 11, 2000, issued pursuant to the Unit Purchase Agreement dated June 11, 1997.
   10.13*  Lease Agreement dated May 10, 1999 between Kennedy Center Partnership and the Company.
   10.14*  Lease Agreement dated May 10, 1999 between Kennedy Center Partnership and the Company.
   10.15*  1999 Employee Stock Purchase Plan.
   10.16*  1999 Stock Incentive Plan.
   10.17*  Employment Agreement dated as of April 12, 1999 between the Company and Charles P Schneider.
   10.18*  Employment Agreement dated as of August 9, 1999 between the Company and Douglas H. Kelsall.
   10.19*  Amendment to Amended and Restated Stockholders Agreement.
   10.20*  Warrant to Purchase Common Stock issued October 21, 1999.
   10.21*  U.S. Department of Commerce Financial Assistance Award.
    10.22  Amendment to Employment Agreement dated as of March 12, 2001 between the Company and Charles P. Schneider.
    10.23  Amendment to Employment Agreement dated as of March 12, 2001 between the Company and Douglas H. Kelsall.
    10.24  Employment Agreement, as amended,  dated as of November 5, 1999 between the Company and Robert Haimes.
    10.25  Employment Agreement, as amended, dated as of November 4, 1998 between the Company and Mark Brodsky.
     23.1  Consent of Arthur Andersen LLP.

-------------------
* Incorporated by reference from the Company's Registration Statement on Form S-1 (File No. 333-78365).
** Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed with the Securites and Exchange Commission on August 14, 2000.
*** Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed with the Securites and Exchange Commission on November 14, 2000.