Form 10-Q
period 2001-03-31
ECOLLEGE COM
filed 2001-05-15
CIK 1085653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ________________________

Commission file number 000-28393

eCollege.com
(Exact name of registrant as specified in its charter)

Delaware	84-1351729
________________________________________________________	_____________________________________________
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)
10200 A East Girard Avenue, Denver, Colorado	80231
________________________________________________________	_____________________________________________
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code (303) 873-7400

Securities registered pursuant to Section 12(b) of the Act: None.

Securities to be registered pursuant to Section 12(g) of the Act:

Common Stock
(Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes o No

The number of shares outstanding of the Registrant's Common Stock, $.01 par value, as of May 11, 2001 was 16,229,412.

eCollege.com

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

eCollege

BALANCE SHEETS

	March 31,	December 31,
	2001	2000
	_________________________
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,404,301	$12,292,162
Available-for-sale securities	10,274,580	16,122,699
Accounts receivable, net of allowances of $210,200 and $160,200, respectively	3,838,010	3,803,905
Accrued revenue receivable	636,129	432,716
Notes receivable - related party	208,733	203,250
Other current assets	941,717	1,130,944
	____________	____________
Total current assets	24,303,470	33,985,676
Property and equipment, net	6,603,611	7,087,292
Notes receivable - related party	67,750	67,750
Software development costs	3,763,507	3,141,112
Other assets	425,307	465,800
	____________	____________
TOTAL ASSETS	$35,163,645	$44,747,630
	=========	=========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$698,520	$1,990,724
Grant liabilities	3,688,500	3,972,402
Capital lease obligations	661,150	629,708
Line of credit	--	2,000,000
Other accrued liabilities	2,518,796	3,741,004
Deferred revenue	4,165,283	3,839,275
	____________	____________
Total current liabilities	11,732,249	16,173,113
LONG-TERM LIABILITIES:
Capital lease obligations	1,206,404	1,388,875
Deferred revenue	841,941	893,150
Other liabilities	2,516	5,112
	____________	____________
Total long-term liabilities	2,050,861	2,287,137
	____________	____________
Total Liabilities	13,783,110	18,460,250

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, no par value; 5,000,000 shares authorized; none issued or
outstanding	--	--
Common stock, $0.01 par value; 50,000,000 shares authorized; 16,158,100
and 16,139,503 shares, respectively, issued and outstanding	161,581	161,395
Additional paid-in capital	83,736,624	83,675,688
Warrants and options for common stock	4,530,336	4,729,272
Deferred compensation	(769,330)	(1,122,626)
Accumulated other comprehensive loss	(208,563)	(7,549)
Accumulated deficit	(66,070,113)	(61,148,800)
	____________	____________
Total Stockholders' Equity	21,380,535	26,287,380
	____________	____________
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$35,163,645	$44,747,630
	=========	=========

The accompanying notes to the condensed financial statements are an integral part of these balance sheets.

eCollege

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Three Months Ended
	March 31,
	2001	2000
	___________________________
		(Note 3)
	(Unaudited)
REVENUE:
Student fees	$2,753,593	$1,167,260
Campus and course development fees	1,071,928	818,302
Other revenue	389,602	198,700
	__________	_________
Total revenue	4,215,123	2,184,262
COST OF REVENUE	3,782,899	2,854,022

Gross profit (loss)	432,224	(669,760)
	__________	_________
OPERATING EXPENSES:
Product development	1,368,536	1,316,266
Selling and marketing	2,353,928	2,869,031
General and administrative	1,834,215	2,287,523
	__________	_________
Total operating expenses	5,556,679	6,472,820
	__________	_________
LOSS FROM OPERATIONS	(5,124,455)	(7,142,580)
OTHER INCOME (EXPENSE):
Interest and other income	275,496	757,513
Interest expense	(72,354)	(59,568)
	__________	_________
NET LOSS BEFORE CUMULATIVE EFFECT OF CHANGE IN
ACCOUNTING PRINCIPLE	(4,921,313)	(6,444,635)
Cumulative effect of change in accounting principle	--	(1,205,038)
	__________	_________
NET LOSS	(4,921,313)	(7,649,673)
OTHER COMPREHENSIVE LOSS:
Unrealized loss on available-for-sale securities	(201,014)	(26,920)
	__________	_________
COMPREHENSIVE LOSS	$(5,122,327)	$(7,676,593)
	========	========
BASIC AND DILUTED NET LOSS PER SHARE BEFORE
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
PRINCIPLE	$(0.30)	$(0.45)
Cumulative effect of change in accounting principle	--	(0.07)
	__________	__________
BASIC AND DILUTED NET LOSS PER SHARE	$(0.30)	$(0.52)
	========	========
WEIGHTED AVERAGE SHARES OUTSTANDING -
BASIC AND DILUTED	16,146,153	14,745,694
	========	========

The accompanying notes to the condensed financial statements are an integral part of these statements.

eCollege

STATEMENTS OF CASHFLOWS

	Three Months Ended
	March 31,
	2001	2000
	________________________________
	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (4,921,313)	$ (7,649,673)
Adjustments to reconcile net loss to net cash used in operating activities-
Depreciation	897,256	570,167
Provision for doubtful accounts	50,000	--
Deferred compensation	180,511	338,883
Amortization of deferred financing costs	--	49,142
Change in-
Accounts receivable and accrued revenue receivables	(287,518)	(857,780)
Other current assets	183,743	(500,229)
Other assets	40,493	41,000
Accounts payable and accrued liabilities	(2,514,413)	(843,624)
Grant liabilities	(283,902)	523,852
Deferred revenue	274,798	2,237,533
Other liabilities	(2,595)	(9,809)
	___________	___________
Net cash used in operating activities	(6,382,940)	(6,100,538)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(413,575)	(1,594,881)
Purchases of marketable securities	(2,997,156)	(29,255,055)
Proceeds from sales of marketable securities	8,644,262	--
Capitalized software development costs	(622,395)	--
	___________	___________
Net cash provided by (used in) investing activities	4,611,136	(30,849,936)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	34,971	5,636,830
Payment of stock issuance costs	--	(386,706)
Payments on lease line of credit	(151,028)	--
Payments on line of credit	(2,000,000)	--
Proceeds on notes receivable for common stock	--	593,593
	___________	___________
Net cash provided by (used in) financing activities	(2,116,057)	5,843,717
	___________	___________
NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,887,861)	(31,106,757)
CASH AND CASH EQUIVALENTS, beginning of period	12,292,162	46,307,674
	___________	___________
CASH AND CASH EQUIVALENTS, end of period	$ 8,404,301	$ 15,200,917
	=========	=========

The accompanying notes to the condensed financial statements are an integral part of these statements.

eCollege

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1. Organization and Nature of Business

Company History

eCollege.com ("eCollege" or the "Company") was organized and incorporated in the state of Colorado on July 26, 1996. The Company reincorporated in the State of Delaware on June 22, 1999. The reincorporation has been reflected retroactively in the accompanying financial statements and notes thereto.

Business Activity

The Company provides online campuses, online courses and online course supplements, training and consulting services and hosting services to the educational market for both on-campus and distance education. The Company's integrated platform of software and services allows colleges, universities, primary schools and high schools ("K-12 schools"), and corporations to outsource the creation, launch, management and support of online campuses and courses. The Company's services include campus and course design, development, hosting, maintenance and customer support services.

2. Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations. The unaudited condensed financial statements reflect all adjustments and disclosures that are, in the opinion of management, necessary for a fair presentation. All such adjustments are of a normal recurring nature. Certain amounts in the 2000 financial statements have been reclassified to conform to the 2001 presentation. Management does not believe the effects of such reclassifications are material. The results of operations for the interim period ended March 31, 2001 are not necessarily indicative of the results of the full fiscal year. For further information, refer to the audited financial statements and notes thereto included in the Company's Annual Report on Form 10- K, for the year ended December 31, 2000.

Recent Accounting Pronouncements

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). In accordance with an amendment subsequently issued in 1999, the Company was required to adopt SFAS No. 133 effective January 1, 2001. To date, the Company has not entered into any arrangements that would fall under the scope of SFAS No. 133, and therefore the adoption of SFAS No. 133 did not have an impact on the Company's financial statements.

3. Revenue Recognition

The Company generates revenue primarily from three sources: campus development services, course development services and per-course student fees.

Online campus and course design and development services are generally conducted under fixed price contracts. Frequently, customers will elect to add courses in addition to those purchased under the initial contract. The Company has historically charged up-front, non-refundable fees for the development of campuses and courses. The Company also generates student fee revenue when students enroll in online courses developed and/or hosted by the Company for its customers at an agreed upon price with the customer. This student fee revenue is recognized on a straight-line basis over each specific academic term.

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

In March 2000, the Emerging Issues Task Force reached a consensus on Issue No. 00-3, Application of AICPA SOP 97-2, "Software Revenue Recognition," to Arrangements That Include the Right to Use Software Stored on Another Entity's Hardware ("EITF 00-3"). The consensus identifies those software arrangements under which entities can account for sales of software in accordance with SOP 97-2, and those arrangements that do not qualify as a sale of software. The Company's arrangements with customers typically do not qualify as sales of software under the provisions of EITF 00-3, and as such, the Company is required to utilize service accounting.

The Company was required to adopt SAB 101 and EITF 00-3 in 2000. As a result, the Company reviewed the terms of its current contracts and determined that the provisions of SAB 101 materially impact the Company's revenue recognition for its campus and course development revenue, effectively deferring the recognition of such revenue. Under SAB 101, campus development fees are recognized from the campus launch date until the end of the contract period, typically three years, or the expected life of the customer relationship, whichever is greater. Annual license fees for campus maintenance and hosting services are recognized on a straight-line basis over 12 months. Course development fees are recognized on a straight-line basis over 12 months from the date the course is ordered by the customer, which approximates the period over which our services are provided. The 12-month period may change in the future based upon our experience of providing such services. Changes in our contract terms and expected contract life may also affect the period over which development fees are recognized.

As required by SAB 101, the Company has accounted for the implementation of the revenue recognition guidelines of SAB 101 as a change in accounting principle effective January 1, 2000. The financial statements as of and for the period ended March 31, 2000, presented herein reflect this change. Effective January 1, 2000, the Company recorded a cumulative adjustment of $1,205,038, or $.07 per share, for the change in accounting principle. The amount of revenue recognized in 1999, 1998 and 1997 that was included in this cumulative adjustment was $179,253, $590,186 and $435,599, respectively. The impact in the three months ended March 31, 2000 of adopting SAB 101 was to increase net loss, before the cumulative effect of accounting change, by $207,282. Excluding the impact of the change, basic and diluted net loss per share for the three months ended March 31, 2000, before the cumulative effect of accounting change, would have been $0.42.

Revenue that is recognized is reflected as accrued revenue receivable to the extent that the customer has not yet been billed for such services. The Company records deferred revenue for amounts received from or billed to customers in excess of the revenue that has been earned.

4. Software Development Costs

As of March 31, 2001, the Company has capitalized $3,763,507 of costs related to development of its CampusPortal product in accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Capitalized software development costs will be amortized using the straight-line method over their estimated useful lives, generally three years. Amortization begins when the products are ready for their intended use. No amortization has been recorded as of March 31, 2001 as the software was not ready for its intended use.

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

5. Net Loss Per Share

Basic net loss per share is computed by dividing net loss available to common stockholders for the period by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and potential common shares outstanding during the period if the effect of the potential common shares is dilutive. The equivalent number of common stock shares excluded from the earnings per share calculation because they are anti-dilutive, using the treasury stock method, were 81,292 and 962,220 for the three months ended March 31, 2001 and 2000, respectively. As a result of the Company's net losses, all potentially dilutive securities as of March 31, 2001 and 2000, as indicated in the table below, would be anti-dilutive and are excluded from the computation of diluted loss per share.
	March 31,
	2001	2000
	___________________
Stock options	3,245,685	1,874,738
Warrants	77,185	716,518
	_________	_________
Total	3,322,870	2,591,256
	========	=======

The Company has never paid cash dividends on its stock, and is currently precluded from doing so under its borrowing agreements.

6. Debt

In October 1999, the Company secured a $2,500,000 bank line of credit which allowed for $1,650,000 of immediately available borrowings. In December 1999 the remaining $850,000 became available and the bank line of credit was converted into a revolving line of credit with a maturity date of November 1, 2000. The maturity date was subsequently extended to March 30, 2002. The line of credit is secured by all of the Company's assets. The interest on the bank line of credit was an adjustable rate of prime plus 2.75%, and the revolving line of credit bears an adjustable rate of prime plus 1.25%, which was 9.25% as of March 31, 2001. In December 2000, the Company drew $2,000,000 from the revolving line. The entire $2,000,000 draw was paid back in January 2001.

Capital Lease Obligations

In the second quarter of 2000, the Company purchased $1,312,927 of equipment and subsequently sold the equipment (at no gain or loss) to a third party. The Company then entered into a leasing arrangement with the third party for the equipment. During the third quarter of 2000, the Company purchased an additional $931,130 of equipment, sold it at no gain or loss to the same third party, and immediately leased it back. Under the lease agreement, the Company may lease up to $2,500,000 of equipment for an initial term of 36 months. At the end of the lease term, the Company will buy the equipment for 8.5% of the amount drawn. The lease has been treated as a capital lease for accounting purposes. As of March 31, 2001, the Company leased $2,244,057 of equipment. Accumulated depreciation on leased equipment was $432,387 as of March 31, 2001.

The following is a schedule by year of future minimum capital lease payments, together with the present value of the net minimum lease payments as of March 31, 2001:
Year ending December 31,
2001	$644,673
2002	859,563
2003	709,693
__________
Total minimum lease payments	$2,213,929
Less: Amount representing interest	(346,375)
__________
Present value of future minimum lease payments	$1,867,554
Current portion of capital lease obligations	661,150
_________
Long-term capital lease obligations	$1,206,404
========

7. Related Party Transactions

On June 23, 2000, the Company issued a $271,000 secured promissory note to an employee. The note is a full recourse note and is secured by the common stock of the Company owned by the employee. The note was originally due on December 31, 2000. The note was extended and beared an interest rate of 8% per annum until March 31, 2001. At April 1, 2001 the note began to bear interest at 9% per annum. The principal, together with accrued but unpaid interest due on the outstanding unpaid balance, is payable in monthly installments through April 30, 2002.

8. Legal Matters

The Company is exposed to asserted and unasserted legal claims encountered in the normal course of business. Management believes that the ultimate resolution of any such matters will not have a material adverse effect on the operating results or the financial position of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this Section and elsewhere in this report are forward-looking in nature and relate to trends and events that may affect the Company's future financial position and operating results. Such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. You can identify these forward-looking statements when you see us using words such as "expect," "anticipate," "estimate," "plan," "believe" and other similar expressions. These statements speak only as of the date of this report. These statements are based on current expectations about our Company and our industry and involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors, including changes in economic conditions in the markets served by the Company, increasing competition, and other unanticipated events and conditions, as well as the factors described in the Company's other SEC filings. These forward-looking statements should also be read in conjunction with certain risk factors in our Form 10-K dated April 2, 2001 and other filings we have made with the SEC. We undertake no obligation to publicly update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

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

We were founded and began delivering our products and services to the University of Colorado in 1996. In 1997, we grew our customer base and revenue while developing our technology to support substantial growth. Since mid-1998, we have significantly increased our selling and marketing efforts, and, as of March 31, 2001, had 222 contracts covering 1,501 individual campuses. Since our inception, our customers have purchased or ordered more than 9,000 online courses, of which 3,800 included course development services. For the Spring 2001 academic term, we had 198 customers offering online courses and our customers had approximately 55,000 student enrollments in online courses provided on the eCollege platform. We have invested, and continue to invest, in our service capabilities by expanding our infrastructure. Our expenditures have exceeded our revenues since our inception and our accumulated loss has increased as a result of our accelerated growth. We expect our operating expenses to remain fairly stable in the future as we utilize our current resources to support anticipated revenue growth. Any increases in operating expenses are expected to be significantly less than our expected increases in revenue.

Revenue

We have primarily generated revenue from three sources:

  an initial development and design services fee to build an online campus;
  development and design services fees to build online courses; and
  enrollment fees for each student in an online course.

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

We continue to improve our core online products: Campus Solutions (our portals) and Teaching Solutions, which include eCourse, eCompanion, an online teaching supplement to enhance classroom-based courses, and eToolKit, a set of online tools to facilitate course administration. We also generate revenue from additional sources under our Service Solutions. These additional sources include:

  annual maintenance fees to manage the online campus during the term of the agreement; and
  service fees, including online campus implementation, faculty training and support, evaluation and technical consulting services and instructional design.

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

We recently announced our On-Campus Initiative program, designed specifically for the on-campus environment. This program pricing includes an annual license fee and an annual hosting fee for our Campus Solutions, unless the customer chooses our local-hosting option and runs our software on its own servers. The annual license fee includes our eToolKit or eCompanion product for all on-campus courses. We charge a one time set-up and design fee to implement the online campus, and an annual maintenance fee to manage the online campus during the term of the agreement. The annual license authorizes unlimited access to the online campus including eToolKit or eCompanion, to a predetermined number of named users, for one year.

We also began implementing a new campus revenue model for access to our campus software for new customers exclusively offering distance education and for existing customers as their contracts come up for renewal. Under this program, we generally charge: 1) a one time set-up and design fee to implement an online campus, 2) an annual license fee for our software, and 3) an annual hosting fee, unless the customer chooses our local-hosting option and runs our software on its own servers. Lastly, we charge an annual maintenance fee to manage the online campus during the term of the agreement. Customers will continue to pay per student fees for online courses under this revenue model, unless the customer is hosting our software on its servers.

We continue to offer course development services to help faculty and instructors design their courses, and to charge our customers a per student fee for each student enrolled in an online course or on-campus class using online course supplements.

Revenue Recognition

As stated in Note 3 in the Notes to Unaudited Condensed Financial Statements, we adopted the Securities and Exchange Commission's Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," which provides guidance on revenue recognition for public companies, effective January 1, 2000. As a result, the Company reviewed the terms of its current contracts and determined that the provisions of SAB 101 materially impact the Company's revenue recognition for our campus and course development revenue, effectively deferring the recognition of such revenue. Under SAB 101, campus development fees are recognized from the campus launch date through the end of the contract period, typically three years, or the expected life of the customer relationship, whichever is greater. Annual license fees for campus maintenance and hosting services are recognized on a straight-line basis over 12 months. Course development fees are recognized on a straight-line basis, generally over 12 months from the date the course is ordered by the customer, which approximates the period over which our services are provided. The 12-month period may change in the future based upon our experience of providing such services. Changes in our contract terms and expected contract life may also affect the period over which development fees are recognized.

Student fees are recognized on a straight-line basis over each specific academic term. All other revenue sources are recognized over the length of the service period (e.g., annual maintenance fees) or are recognized over the period of the performance of the service (e.g., consulting, etc.).

Our business model is based upon a number of factors, including increasing the acceptance of online learning among colleges, universities, K-12 schools and corporations, adding new customers, adding new schools and programs within existing customers, developing additional courses for our existing customers, increasing student enrollment in online courses, and selling new products and services to our clients. From our inception through December 31, 1998, the majority of our revenue was generated by development and design services fees for building campuses and courses, and, to a lesser extent, student fees. As we expected, the development revenue stream has continued to grow in 1999, 2000 and 2001, but the student fees have become a larger percentage of total revenue as the number of online courses offered by our customers and the numbers of students in those courses continue to increase. We expect this trend to continue. Additionally, our supplemental online teaching solutions are generally priced lower than our full-course solutions. As our pricing and product mix change, we anticipate that student enrollments will increase, with resulting increases in student fee revenue.

In late 2000, we released a new version of our course delivery software that includes more robust self-authoring tools, designed to allow customers to easily develop their own online courses without needing HTML or other programming knowledge. We also released a new version of our campus software that will allow campus administrators to make their own changes to their virtual campuses. With the ease of use features and improved self-authoring functionality of these products, we may see customers self-design and develop online courses, resulting in lower development revenue from our campus and course development services. However, we expect our customers to continue to add additional courses which are either self-authored or developed by us, and for students to enroll in these additional courses, thereby increasing our student fee revenue.

In October 1998, we were awarded a grant of approximately $1,900,000 by the National Institute of Standards and Technology, or NIST, a department of the U.S. Department of Commerce. We are entitled to receive payments under the grant as we perform research related to automated course content creation and organization, and tutoring delivery systems. Maximum payments under the NIST grant are $713,000 in 1999, $583,000 in 2000 and $583,000 in 2001. Pursuant to the terms of the NIST grant, work must be performed at a prescribed format and pace. We believe we will be able to perform under the terms of the NIST grant, however, there is no assurance we will continue to receive payments under the NIST grant or that we will receive the maximum payments under the NIST grant. We do not intend that revenue from such grant will constitute a significant portion of our revenue in the future. For the three months ended March 31, 2001 and 2000, we recognized revenue of $192,369 and $81,865, respectively. We may apply for other grants in the future, although we have no present plans to do so.

Cost of Revenue

Our cost of revenue consists primarily of employee compensation and benefits for account management, online campus development, course design, technical personnel, help desk, and sales commissions. Our cost of revenue also includes personnel expense, software and hardware costs, and other direct costs associated with maintaining our data center operations, our web servers and our network infrastructure. Non-marketing related costs of our Grant Program, as discussed below, are also included in cost of revenue. We also allocate a portion of our occupancy and infrastructure costs to cost of revenue. To continue to execute our business plan, we intend to expand our operations, including our technical, operational and customer support resources.

We expect that our cost of revenue will decline in the future as a percent of revenue. We will experience this decline as we achieve operating efficiences, since many of these costs do not increase in direct proportion to our revenue, and as our revenue mix changes to be more heavily weighted towards student and license fees which have a lower cost than revenue derived from our service offerings.

Grant Program

We implemented a Grant Program in late 1999 designed to assist new and existing customers in increasing the quality and number of online courses they offer using our products and services and increasing the number of students pursuing online degrees. Seventy-two grants were awarded, at our discretion, to institutions based on demonstrated commitment to a quality online degree program, the number of current and potential students, the college or university's unique approach to online learning and other factors. We do not anticipate offering new grant awards, except on a limited basis.

To date, we have granted approximately $7.5 million, which consists of $5.8 million in educational support funds and $1.7 million in marketing funds. Pursuant to the terms of the grants, funds are paid to our customers after they have provided evidence of payment for appropriate expenditure. Since the Grant Program's inception, we've made disbursements under the Grant Program of approximately $1.5 million for such costs as faculty stipends, technology and travel funds and approximately $300,000 for marketing funds.

Funds granted include both marketing funds and educational support funds. Marketing funds are reimbursed to our customers based on demonstration of payment for approved marketing activities. These expenses are recorded as marketing expenses as we estimate they are incurred by our customers. Educational support funds consist of faculty stipends and technology and travel funds, and are considered contract costs. If contract costs, including appropriate educational support funds, are in excess of the revenue guaranteed under an agreement, such excess is expensed in the quarter in which the excess is first identified. For the year ending December 31, 1999, the Company recognized such a loss of $2,438,055. As we recognize revenue under these contracts, the grant loss reserve is reduced such that our gross margin related to this revenue is zero. This reduction is reflected in Cost of Revenue and was $440,051 for the three months ended March 31, 2001. The remaining estimated grant loss reserve at March 31, 2001 is $1,043,118 and is included in Grant Liabilities on the balance sheet. The determination of the grant loss requires management to make estimates and assumptions regarding the total amount of costs to be incurred. These estimates and assumptions may change and affect the reported amounts of the contingent liability on the date of the financial statements and the reported amount of expenses during the reporting period. As contracts are completed, actual results could impact the amount of expenses in the current reporting period.

Results Of Continuing Operations

We have incurred significant losses since our inception, resulting in an accumulated deficit of $66,070,113, as of March 31, 2001. We believe that our revenue growth will continue in the year 2001. We have implemented efficiencies that should reduce our operating expenses and have also decreased the amount of discretionary marketing costs. At the same time we intend to continue to make investments in technology which may involve the development, acquisition or licensing of technologies that complement or augment our existing services and technologies. We also continue to make investments in expanding and supporting our customer base and our market presence through our direct and indirect sales activities. We expect earnings before interest, taxes, depreciation and amortization ("EBITDA") to be positive on a quarterly basis by the end of 2001, although there can be no guarantee thereof.

Three Months Ended March 31, 2001 and 2000

Revenue. Revenue increased to $4,215,123 for the three months ended March 31, 2001 from $2,184,262 for the three months ended March 31, 2000. Increases in revenue are due to increased student enrollment in online courses, as well as an increased number of online campuses and courses developed. Student fees represented $2,753,593 and $1,167,260 of total revenue for the three months ended March 31, 2001 and 2000, respectively. Campus and course development fees represented $1,071,928 and $818,302 of total revenue, respectively, for these same periods. Revenue from the NIST grant was $192,369 and $81,865 for the three months ended March 31, 2001 and 2000, respectively, and is included in other revenue.

Cost of Revenue. Cost of revenue increased to $3,782,899 for the three months ended March 31, 2001 from $2,854,022 for the three months ended March 31, 2000. Our cost of revenue increased primarily due to an additional $397,831 of information technology expenses associated with hosting our customers' programs and additional depreciation and occupancy costs related to cost of revenue of $268,399. The amount of expenses related to the Company's Grant Program increased by $217,886 to $378,238 from $160,352. Professional services and account management personnel decreased to 128 at March 31, 2001 from 148 at March 31, 2000.

Gross Margin. We experienced a positive gross margin of $432,224 for the three months ended March 31, 2001 as compared to a negative gross margin of $669,760 for the three months ended March 31, 2000. The favorable increase of $1,101,984 in gross margin was primarily due to the 136% increase in our student fees, which have a higher contribution margin, as well as improved utilization of our professional services staff and realization of operating leverage on our fixed expenses as our revenues increase.

Product Development. Product development expenses increased slightly to $1,368,536 for the three months ended March 31, 2001 from $1,316,266 for the three months ended March 31, 2000. The increase was primarily due to costs associated with enhancements to our Teaching Solutions product. We capitalized $622,395 of software development costs related to our CampusPortal product during the first three months of 2001. As of March 31, 2001, we have capitalized $3,763,507 in development costs, which will be amortized through cost of revenue as we begin to recognize revenue associated with this new product. Therefore, we had a total of $1,990,931 in product development expenditures during the three months ended March 31, 2001. The number of product development personnel increased slightly to 49 at March 31, 2001 from 45 at March 31, 2000.

Selling and Marketing. Selling and marketing expenses decreased to $2,353,928 for the three months ended March 31, 2001 from $2,869,031 for the three months ended March 31, 2000. The decrease was primarily due to decreases in advertising, marketing costs associated with the Grant Program, and salaries and benefits of marketing personnel. Our selling and marketing personnel decreased to 49 at March 31, 2001 from 64 at March 31, 2000.

General and Administrative. General and administrative expenses decreased to $1,834,215 for the three months ended March 31, 2001 from $2,287,523 for the three months ended March 31, 2000. The decrease was primarily due to a decrease in executive compensation. The number of general and administrative personnel as of March 31, 2001 was 45, as compared to 42 as of March 31, 2000.

Since inception, we incurred aggregate deferred compensation of $4,139,631 in connection with the grant of options to employees. We have recorded this amount as a reduction to equity and are amortizing this amount to compensation expense over the vesting period of such options, which ranges from two to three years. During the three months ended March 31, 2001 and 2000, we have recognized compensation expense in the amount of $180,511 and $338,883, respectively. The majority of compensation expense related to such options is included in general and administrative expense. However, a portion of such compensation expense has been allocated to cost of revenue, selling and marketing expense and product development expense as appropriate.

Other Income (Expense). Interest and other income, which consists primarily of interest earnings on our cash and cash equivalents and short term investments, decreased to $275,496 for the three months ended March 31, 2001 from $757,513 for the three months ended March 31, 2000. This decrease is primarily due to a decrease in cash invested as a result of the use of such cash in our operations. Interest expense related to our capital lease line of credit and borrowings on our revolving line of credit was $72,354 for the quarter ending March 31, 2001. Interest expense resulting from amortization of warrants and prepaid fees associated with establishing the line of credit entered into in 1999 was $59,568 for the quarter ending March 31, 2000.

Net loss. Our net loss before the cumulative effect of a change in accounting principle decreased to $4,921,313, or $.30 per share, from $6,444,635, or $.45 per share, for the three months ended March 31, 2001 and 2000, respectively. Effective January 1, 2000, the Company recorded a $1,205,038 one-time cumulative adjustment in response to the Securities and Exchange Commission's Staff Accounting Bulletin No. 101. Therefore, our net loss decreased to $4,921,313, or $.30 per share, from $7,649,673, or $.52 per share, for the three months ended March 31, 2001 and 2000, respectively.

Liquidity and Capital Resources

The Company's cash, cash equivalents, and short-term investments decreased $9,735,981 from $28,414,861 at December 31, 2000, to $18,678,881 at March 31, 2001. Specifically, the Company had cash and cash equivalents of $8,404,301 and available-for-sale securities of $10,274,580 at March 31, 2001. The decrease was due to cash used in operating activities of $6,382,940 and cash used in financing activities of $2,116,057, and investments in fixed assests and software development costs of $1,035,970.

We have financed the majority of our operations through the issuance of equity securities. We have sold common stock and preferred stock generating aggregate proceeds of $84,757,478 from inception through March 31, 2001, including our initial public offering.

In January 2000, we received net proceeds of $5,115,000 from the exercise of the underwriters' over-allotment option. The amount received was net of the estimated underwriting offering expenses.

In the second quarter of 2000, the Company entered into a leasing arrangement with a third party. Under the lease agreement, the Company may lease up to $2,500,000 of equipment for an initial term of 36 months. At the end of the lease term, the Company will buy the equipment for 8.5% of the amount drawn. The lease is treated as a capital lease for accounting purposes. As of March 31, 2001, the Company had leased $2,244,057 of equipment.

In October 1999, we entered into a $2,500,000 line of credit with a bank which was subsequently converted into a revolving line of credit with a maturity date of March 30, 2002. The facility contains covenants limiting our ability to obtain additional debt financing and to enter into mergers and acquisitions. The facility is secured by all of our assets. In December 2000, the Company drew $2,000,000 from the revolving line. The entire $2,000,000 draw was paid back in January 2001.

We used the net proceeds from our equity financings to fund capital expenditures and to support sales and marketing activities, product development activities, expanding our data center, investing in short-term marketable securities with maturities of one year or less, enhance new accounting and financial information systems and for other expenses associated with our growth. During the remainder of 2001, we specifically plan to invest in fixed assets to support our growth and to continue to invest in the development of new products and services.

We expect our current cash, cash equivalents and short-term investments, together with cash generated from operations, to meet our working capital and capital expenditure requirements for at least the next twelve months. Because we expect to incur a net loss for the year 2001, our cash, cash equivalents and short-term investments are expected to decrease as necessary to fund such losses.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position, operating results or cash flows due to adverse changes in financial market prices and rates. The Company is, or may become, exposed to market risk in the areas of changes in United States interest rates and changes in foreign currency exchange rates as measured against the United States dollar. These exposures are directly related to our normal operating and funding activities. Historically and as of March 31, 2001, we have not used derivative instruments or engaged in hedging activities.

Additionally, the Company does not have significant exposure to changing interest rates on invested cash, which was $17,470,647 at March 31, 2001. The Company invests available cash in money market accounts, certificates of deposit and investment grade commercial paper that generally have maturities of three months or less, as well as debt securities of United States government agencies and corporate bonds. As a result, the interest rate market risk implicit in these investments at March 31, 2001, is low. The Company has not undertaken any other interest rate market risk management activities.

A hypothetical ten percent change in market interest rates over the next year would not have a material effect on the fair value of the Company's debt instruments or its short-term cash investments nor would it materially impact the Company's earnings or cash flow associated with the Company's cash investments. Although the Company's revolving line of credit bears interest at an adjustable rate of prime plus 1.25%, a hypothetical ten percent change in the market rates as of March 31, 2001 would not have a material effect on the Company's earnings and cash flows in 2001, as the entire borrowings outstanding at December 31, 2000 were repaid on January 3, 2001.

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

The net offering proceeds to the Company were $56,265,000, of which $5,115,000 related to the exercise of 500,000 shares of the underwriters' over-allotment option on January 13, 2000. As of March 31, 2001, we have used approximately: $4,427,000 to repay bank debt; $26,789,000 to fund operations and provide working capital; and $3,405,000 to purchase computer equipment, software, furniture and fixtures. Approximately $10,483,000 has been invested in temporary investments. None of the net proceeds of the offering were paid directly or indirectly to any of our directors, officers, general partners or their associates, or persons owning 10% or more of any class of our equity securities. We expect to use the remainder of the proceeds for working capital and general corporate purposes.

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

Exhibit
Number		Description
_________		_____________________________________
3.1	*	Second Amended and Restated Certificate of Incorporation.
3.4	*	Amended and Restated Bylaws.
4.1	*	Specimen Common Stock Certificate.
10.1	**	Separation Agreement and Release Between Rob Helmick and Company.
10.2	***	Registration Agreement between Company and Blumenstein/Thorne Information Partners I, L.P.
10.3	***	Stock Option Agreement between Company and Blumenstein/Thorne Information Partners I, L.P.
10.5	*	Amended and Restated Shareholders Agreement made as of December 21, 1998, by and among the Registrant and each of the Parties listed on the Schedules attached thereto.
10.6	*	Form of Indemnification Agreement by and between the Company and its outside directors.
10.9	*	Form of Common Stock Purchase Warrant expiring June 11, 2000, issued pursuant to the Unit Purchase Agreement dated June 11, 1997.
10.13	*	Lease Agreement dated May 10, 1999 between Kennedy Center Partnership and the Company.
10.14	*	Lease Agreement dated May 10, 1999 between Kennedy Center Partnership and the Company.
10.15	*	1999 Employee Stock Purchase Plan.
10.16	*	1999 Stock Incentive Plan.
10.17	*	Employment Agreement dated as of April 12, 1999 between the Company and Charles P Schneider.
10.18	*	Employment Agreement dated as of August 9, 1999 between the Company and Douglas H. Kelsall.
10.19	*	Amendment to Amended and Restated Stockholders Agreement.
10.20	*	Warrant to Purchase Common Stock issued October 21, 1999.
10.21	*	U.S. Department of Commerce Financial Assistance Award.
10.22	****	Amendment to Employment Agreement dated as of March 12, 2001 between the Company and Charles P. Schneider.
10.23	****	Amendment to Employment Agreement dated as of March 12, 2001 between the Company and Douglas H. Kelsall.
10.24	****	Employment Agreement, as amended, dated as of November 5, 1999 between the Company and Robert Haimes.
10.25	****	Employment Agreement, as amended, dated as of November 4, 1998 between the Company and Mark Brodsky.
10.26		Employment Agreement, as amended, dated as of November 29, 2000 between the Company and Nancy Roecker.
________

	*	Incorporated by reference from the Company's Registration Statement on Form S-1 (File No. 333-78365).
	**	Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed with the Securites and Exchange Commission on August 14, 2000.
	***	Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2000.
	****	Incorporated by reference from the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2001

(b) The Company did not file any reports on Form 8-K during the three months ended March 31, 2001.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in Denver, Colorado, on this 15th day of May, 2001.

eCollege.com
/s/ Oakleigh Thorne
_____________________________
Name: Oakleigh Thorne
Title: Chief Executive Officer and Chairman of the
Board of Directors (principal executive officer)

/s/ Douglas H. Kelsall
_____________________________
Name: Douglas H. Kelsall
Title: Chief Financial Officer and Treasurer
(principal financial officer)

/s/ Linda Schmehl
_____________________________
Name: Linda Schmehl C.P.A.
Title: Chief Accounting Officer