Form 10-Q
period 2001-06-30
ECOLLEGE COM
filed 2001-08-14
CIK 1085653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

Common Stock
(Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes o No

The number of shares outstanding of the Registrant's Common Stock, $.01 par value, as of August 13, 2001 was 16,234,579.

eCollege.com

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

eCollege.com
BALANCE SHEETS

	June 30,	December 31,
	2001	2000
	_________________________
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,556,313	$12,292,162
Available-for-sale securities	10,082,443	16,122,699
Accounts receivable, net of allowances of $215,294 and $160,200, respectively	3,879,937	3,803,905
Accrued revenue receivable	454,934	432,716
Note receivable - related party	227,731	203,250
Other current assets	793,861	1,130,944
	____________	____________
Total current assets	22,995,219	33,985,676
Property and equipment, net	5,747,238	7,087,292
Note receivable - related party	--	67,750
Capitalized internal-use software development costs	3,449,881	3,141,112
Other assets	383,600	465,800
	____________	____________
TOTAL ASSETS	$32,575,938	$44,747,630
	=========	=========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$851,390	$1,990,724
Grant liabilities	2,809,602	3,972,402
Capital lease obligations	751,179	629,708
Line of credit	2,360,050	2,000,000
Other accrued liabilities	2,132,819	3,741,004
Deferred revenue	3,946,859	3,839,275
	____________	____________
Total current liabilities	12,851,899	16,173,113
LONG-TERM LIABILITIES:
Capital lease obligations	1,277,274	1,388,875
Deferred revenue	647,100	893,150
Other liabilities	--	5,112
	____________	____________
Total long-term liabilities	1,924,374	2,287,137
	____________	____________
Total Liabilities	14,776,273	18,460,250
	____________	____________
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, no par value; 5,000,000 shares authorized; none issued or
outstanding	--	--
Common stock, $0.01 par value; 50,000,000 shares authorized; 16,279,412
and 16,139,503 shares, respectively, issued and outstanding	162,794	161,395
Additional paid-in capital	84,047,633	83,675,688
Warrants and options for common stock	4,520,379	4,729,272
Deferred compensation	(720,262)	(1,122,626)
Accumulated other comprehensive loss	(329,779)	(7,549)
Accumulated deficit	(69,881,100)	(61,148,800)
	____________	____________
Total Stockholders' Equity	17,799,665	26,287,380
	____________	____________
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$32,575,938	$44,747,630
	=========	=========

The accompanying notes to the condensed financial statements are an integral part of these balance sheets.

eCollege.com
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2001	2000	2001	2000
	(Unaudited)		(Unaudited)
REVENUE:		(Note 3)		(Note 3)
Student fees	$ 3,219,703	$ 1,528,398	$ 5,973,296	$ 2,695,658
Campus and course development fees	1,135,806	982,314	2,144,099	1,800,616
Other revenue	269,562	232,076	722,799	430,776
	___________	___________	___________	___________
Total revenue	4,625,071	2,742,788	8,840,194	4,927,050
COST OF REVENUE	3,413,398	2,812,923	7,196,297	5,666,945
	___________	___________	___________	___________
Gross profit (loss)	1,211,673	(70,135)	1,643,897	(739,895)
OPERATING EXPENSES:
Product development	1,362,740	1,075,207	2,731,276	2,391,473
Selling and marketing	1,906,663	2,597,980	4,260,591	5,467,011
General and administrative	1,941,462	2,955,243	3,775,677	5,242,766
	___________	___________	___________	___________
Total operating expenses	5,210,865	6,628,430	10,767,544	13,101,250
	___________	___________	___________	___________
LOSS FROM OPERATIONS	(3,999,192)	(6,698,565)	(9,123,647)	(13,841,145)
OTHER INCOME (EXPENSE):
Interest and other income	268,830	624,182	544,326	1,381,695
Interest expense	(65,190)	(57,956)	(137,544)	(117,524)
Other expense	(15,435)	--	(15,435)	--
	___________	___________	___________	___________
NET LOSS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(3,810,987)	(6,132,339)	(8,732,300)	(12,576,974)
Cumulative effect of change in accounting principle	--	--	--	(1,205,038)
	___________	___________	___________	___________
NET LOSS	(3,810,987)	(6,132,339)	(8,732,300)	(13,782,012)
OTHER COMPREHENSIVE LOSS:
Unrealized gain (loss) on available-for-sale securities	(121,216)	15,602	(322,230)	(11,318)
	___________	___________	___________	___________
COMPREHENSIVE LOSS	$ (3,932,203)	$ (6,116,737)	$ (9,054,530)	$ (13,793,330)
	========	========	========	========
BASIC AND DILUTED NET LOSS PER SHARE BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	$ (0.24)	$ (0.39)	$ (0.54)	$ (0.82)
Cumulative effect of change in accounting principle	--	--	--	(0.07)
	___________	___________	___________	___________
BASIC AND DILUTED NET LOSS PER SHARE	$ (0.24)	$ (0.39)	$ (0.54)	$ (0.89)
	========	========	========	========
WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	16,206,434	15,627,446	16,176,028	15,411,149
	========	========	========	========

The accompanying notes to the condensed financial statements are an integral part of these statements.

eCollege.com
STATEMENTS OF CASHFLOWS

	Six Months Ended
	June 30,
	2001	2000
	________________________________
	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (8,732,300)	$ (13,782,012)
Adjustments to reconcile net loss to net cash used in operating activities-
Depreciation	1,779,251	1,273,255
Amortization of capitalized internal-use software development costs	313,626	--
Provision for doubtful accounts	100,000	99,563
Deferred compensation	362,122	698,256
Amortization of deferred financing costs	--	104,388
Change in-
Accounts receivable and accrued revenue receivables	(198,250)	(1,703,971)
Other current assets	337,083	(810,889)
Other assets	82,200	82,100
Accounts payable and accrued liabilities	(2,747,519)	(353,237)
Grant liabilities	(1,162,800)	2,350,063
Deferred revenue	(138,466)	(12,409)
Other liabilities	(5,112)	878,182
	___________	___________
Net cash used in operating activities	(10,010,165)	(11,176,711)
	___________	___________
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(439,197)	(2,966,559)
Purchases of marketable securities	(4,638,892)	(29,255,055)
Proceeds from sales of marketable securities	10,356,918	3,152,994
Notes receivable to related parties	--	(416,000)
Payments received on notes receivable from related party	43,269	--
Capitalized internal-use software development costs	(622,395)	(777,145)
	___________	___________
Net cash provided by (used in) investing activities	4,699,703	(30,261,765)
	___________	___________
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	204,693	6,798,170
Payment of stock issuance costs	--	(386,706)
Proceeds from sale-leaseback transactions	314,883	1,312,927
Payments on lease line of credit	(305,013)	--
Proceeds from line of credit	2,360,050	--
Payments on line of credit	(2,000,000)	--
Proceeds from notes receivable for common stock	--	593,593
	___________	___________
Net cash provided by financing activities	574,613	8,317,984
	___________	___________
NET DECREASE IN CASH AND CASH EQUIVALENTS	(4,735,849)	(33,120,492)
CASH AND CASH EQUIVALENTS, beginning of period	12,292,162	46,307,674
	___________	___________
CASH AND CASH EQUIVALENTS, end of period	$ 7,556,313	$ 13,187,182
	=========	=========

The accompanying notes to the condensed financial statements are an integral part of these statements.

eCollege

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1. Organization and Nature of Business

Company History

eCollege.com ("eCollege" or the "Company"), a Delaware corporation, was founded in 1996. The Company's principal corporate offices are located in Denver, Colorado.

Business Activity

eCollege is a.leading provider of technology and services that enable colleges, universities, primary schools and high schools ("K-12 schools"), and corporations to offer an online environment for distance and on-campus learning. Our technology enables our customers to reach a large number of students who wish to take online courses at convenient times and locations. Our customers can also use our technology to supplement their on-campus courses with an online environment. Additionally, we offer services to assist in the development of online programs, including online course and campus design, development, management and hosting, as well as ongoing administration, faculty, instructor and student support.

2. Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such regulations. The unaudited condensed financial statements reflect all adjustments and disclosures that are, in the opinion of management, necessary for a fair presentation. All such adjustments are of a normal recurring nature. Certain amounts in the 2000 financial statements have been reclassified to conform to the 2001 presentation. Management does not believe the effects of such reclassifications are material. The results of operations for the interim periods ended June 30, 2001 are not necessarily indicative of the results of the full fiscal year. For further information, refer to the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K, for the year ended December 31, 2000.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). In accordance with an amendment subsequently issued in 1999, the Company was required to adopt SFAS No. 133 effective January 1, 2001. To date, the Company has not entered into any arrangements that would fall under the scope of SFAS No. 133, and therefore the adoption of SFAS No. 133 did not have an impact on the Company's financial statements.

In June 2001, the FASB issued SFAS No. 141, "Business Combinations" ("SFAS No. 141"). SFAS No. 141 addresses financial accounting and reporting for business combinations. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001, and for all business combinations accounted for under the purchase method initiated before but completed after June 30, 2001. In addition, in June 2000 the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, and applies to all goodwill and other intangibles recognized in the financial statements at that date. The adoption of these standards is not expected to have an impact on the Company's financial position or results of operations. However, any business combinations initiated from this point forward will be impacted by these two standards.

3. Revenue Recognition

The Company generates revenue primarily from three sources: campus development services, course development services and per-course student fees.

Online campus and course design and development services are generally sold at fixed prices as set forth in customer contracts. Frequently, customers will add online courses in addition to those purchased under the initial contract. Historically the Company charged up-front, non-refundable fees for the development of campuses and courses. The Company also generates student fee revenue when students enroll in online courses developed and/or hosted by the Company for its customers at an agreed upon price with the customer. This student fee revenue is recognized on a straight-line basis over each course's specific academic term.

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

In March 2000, the Emerging Issues Task Force reached a consensus on Issue No. 00-3, Application of AICPA SOP 97-2, "Software Revenue Recognition," to Arrangements That Include the Right to Use Software Stored on Another Entity's Hardware ("EITF 00-3"). The consensus identifies those software arrangements under which entities can account for sales of software in accordance with SOP 97-2, and those arrangements that do not qualify as a sale of software. The Company's agreements with customers typically do not qualify as sales of software under the provisions of EITF 00-3, and as such, the Company is required to utilize service accounting.

The Company was required to adopt SAB 101 and EITF 00-3 in 2000. As a result, the Company reviewed the terms of its current contracts and determined that the provisions of SAB 101 materially impact the Company's revenue recognition for its campus and course development revenue, effectively deferring the recognition of such revenue. Under SAB 101, campus development fees are recognized from the campus launch date until the end of the contract period, typically three years, or the expected life of the customer relationship, whichever is greater. Annual fees for campus maintenance and hosting services are recognized on a straight-line basis over 12 months. Course development fees are recognized on a straight-line basis over 12 months from the date the course is ordered by the customer, which approximates the period over which our services are provided. The 12-month period may change in the future based upon our experience of providing such services. Changes in our contract terms and expected contract life may also affect the period over which development fees are recognized.

As required by SAB 101, the Company has accounted for the implementation of the revenue recognition guidelines of SAB 101 as a change in accounting principle effective January 1, 2000. The financial statements as of and for the period ended June 30, 2000, presented herein, reflect this change. Effective January 1, 2000, the Company recorded a cumulative adjustment of $1,205,038, or $.07 per share, for the change in accounting principle. The amount of revenue recognized in 1999, 1998 and 1997 that was included in this cumulative adjustment was $179,253, $590,186 and $435,599, respectively. The impact in the six months ended June 30, 2000 of adopting SAB 101 was to increase net loss, before the cumulative effect of accounting change, by $104,255. Excluding the impact of the change, basic and diluted net loss per share for the six months ended June 30, 2000, before the cumulative effect of accounting change, would have been $0.81.

Revenue that is recognized is reflected as accrued revenue receivable to the extent that the customer has not yet been billed for such services. The Company records deferred revenue for amounts received from or billed to customers in excess of the revenue that has been earned.

Major Customers

Sales to one customer represented approximately 10% of the Company's revenue for the three month and six month periods ended June 30, 2001. No customer individually accounted for more than 10% of the Company's revenue for the three month and six month periods ended June 30, 2000. The loss of this customer could result in a significant reduction of revenues.

4. Software Development Costs

As of March 31, 2001, the Company capitalized $3,763,507 of costs related to development of its CampusPortal product in accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Capitalized software development costs are amortized using the straight-line method over their estimated useful lives, generally three years. Amortization begins when the products are ready for their intended use. In April 2001 the software was determined to be ready for its intended use and accordingly, $313,626 of amortization has been recorded as of June 30, 2001.

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

5. Net Loss Per Share

Basic net loss per share is computed by dividing net loss available to common stockholders for the period by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and potential common shares outstanding during the period if the effect of the potential common shares is dilutive. The equivalent number of common stock shares excluded from the earnings per share calculation because they are anti-dilutive, using the treasury stock method, were 81,516 and 62,754 for the three and six months ended June 30, 2000, respectively.

On June 21, 2001, the Company's Board of Directors' Compensation Committee awarded Mr. Douglas Kelsall, Executive Vice President and Chief Financial Officer, 50,000 shares of the Company's common stock under the Company's 1999 Stock Incentive Plan, as consideration for Mr. Kelsall's services to the Company and his consent to terminate a previous option grant (the "Option Grant"). These shares of common stock are restricted, with the restrictions lapsing in a series of installments over three years, provided that Mr. Kelsall remains in continuous service with the Company through each date. The exercise price of the Option Grant was the quoted market price of the Company's common stock at the date of grant. The Company recorded stock-based deferred compensation cost of $142,500, based upon the fair market value of the restricted common stock on June 21, 2001. The deferred compensation cost will be amortized on a straight-line basis over the remaining service period.

As a result of the Company's net losses, all potentially dilutive securities as of June 30, 2001 and 2000, as indicated in the table below, would be anti-dilutive and are excluded from the computation of diluted loss per share.
	June 30,
	2001	2000
	___________________
Stock options	3,488,280	2,131,866
Warrants	77,185	77,185
Restricted Stock	50,000	--
	_________	_________
Total	3,615,465	2,209,051
	=======	=======

The Company has never paid cash dividends on its stock, and is currently precluded from doing so under its borrowing agreements.

6. Debt

In October 1999, the Company secured a $2,500,000 bank line of credit which allowed for $1,650,000 of immediately available borrowings. In December 1999 the remaining $850,000 became available and the bank line of credit was converted into a revolving line of credit with a maturity date of November 1, 2000. The maturity date was subsequently extended to March 30, 2002. The line of credit is secured by all of the Company's assets. The facility contains certain financial covenants. The Company was out of compliance with one of the covenants as of June 30, 2001. However, the Company received a written waiver of the quick ratio covenant as of June 30, 2001. The interest rate on the revolving line of credit is an adjustable rate of prime plus 1.25%, which was 8.00% as of June 30, 2001. In December 2000, the Company drew $2,000,000 from the revolving line. The entire $2,000,000 draw was paid back in January 2001. In June 2001, the Company drew $2,360,050 from the revolving line and remained outstanding at June 30, 2001. The entire $2,360,050 draw was subsequently paid back in July 2001.

Capital Lease Obligations

In the second quarter of 2000, the Company purchased $1,312,927 of equipment and subsequently sold the equipment (at no gain or loss) to a third party. The Company then entered into a leasing arrangement with the third party for the equipment. During the third quarter of 2000, the Company purchased an additional $931,130 of equipment, sold it at no gain or loss to the same third party, and immediately leased it back. Under this lease agreement, the Company may lease up to $2,500,000 of equipment for an initial term of 36 months. At the end of the lease term, the Company will buy the equipment for 8.5% of the amount drawn.

During the second quarter of 2001, the Company purchased an additional $314,883 of equipment, sold it at no gain or loss to the same third party, and immediately leased it back under a new lease agreement. The Company may lease up to $2,500,000 of equipment for an initial term of 36 months under the new agreement. At the end of the lease term, the Company will buy the equipment for 8.25% of the original equipment cost. The lease agreement contains certain financial covenants. The Company was out of compliance with one of the covenants as of June 30, 2001. However, the Company received a written waiver of the quick ratio covenant as of June 30, 2001.

The leases have been treated as capital leases for accounting purposes. As of June 30, 2001, the Company leased $2,578,435 of equipment. Accumulated depreciation on leased equipment was $601,785 as of June 30, 2001.

The following is a schedule by year of future minimum capital lease payments, together with the present value of the net minimum lease payments as of June 30, 2001:
Year ending December 31,
2001	$489,459
2002	976,371
2003	826,499
2004	84,382
__________
Total minimum lease payments	$2,376,711
Less: Amount representing interest	(348,258)
__________
Present value of future minimum lease payments	$2,028,453
Current portion of capital lease obligations	751,179
_________
Long-term capital lease obligations	$1,277,274
========

7. Related Party Transactions

On June 23, 2000, the Company issued a $271,000 secured promissory note to a former executive officer of the Company. The note is a full recourse note and is secured by the common stock of the Company owned by the former executive officer . The note was originally due on December 31, 2000. The note was extended with an interest rate of 8% per annum until March 31, 2001. At April 1, 2001 the note began to bear interest at 9% per annum. The principal, together with accrued but unpaid interest due on the outstanding unpaid balance, is payable in monthly installments through April 30, 2002. As of June 30, 2001, $227,731 remains outstanding.

8. Legal Matters

The Company is exposed to asserted and unasserted legal claims encountered in the normal course of business. Management believes that the ultimate resolution of any such matters will not have a material adverse effect on the operating results or the financial position of the Company.

9. Subsequent Event

In July 2001, Mr. Charles P. Schneider's employment with the Company terminated. Mr. Schneider served as the Company's Chief Operating Officer since June of 1999 and as the Company's President since November of 2000. The Company entered into an employment agreement with Mr. Schneider at the time of his hiring (the "Agreement"). The Agreement, as amended, establishes an annual base salary for Mr. Schneider of $265,000. Pursuant to the Agreement, Mr. Schneider is entitled to severance pay equal to six months of his base salary, unless his employment is terminated for cause, as defined in the Agreement. Mr. Schneider's Severance Agreement with the Company, as amended, contains non-competition provisions for a period of six months after termination of employment. In July 2001, the Agreement was amended to extend the non-competition provision to twelve months. The Agreement also contains confidentiality provisions covering all ideas and inventions conceived by Mr. Schneider during the term of the Agreement.

On July 2, 2001, the Company's Board of Directors' Compensation Committee awarded Mr. Schneider 75,000 options of the Company's common stock under the Company's 1999 Stock Incentive Plan, as consideration for Mr. Schneider's services to the Company and his consent to extend the non-competition provisions of the Agreement. These options were fully vested at the award date and are exercisable on July 2, 2002. The exercise price of the option grant was $5.00 per share. On July 2, 2001, the Company recorded stock-based deferred compensation of approximately $150,000, based upon the fair market value of the option grant on that date. The deferred compensation cost will be amortized on a straight-line basis over the twelve months after Mr. Schneider's termination of employment.

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

Overview

eCollege is a leading provider of technology and services that enable colleges, universities, K-12 schools, and corporations to offer an online environment for distance and on-campus learning. Our technology enables our customers to reach a large number of students who wish to take online courses at convenient times and locations. Our customers can also use our technology to supplement their on-campus courses with an online environment. Additionally, we offer services to assist in the development of online programs, including online course and campus design, development, management and hosting, as well as ongoing administration, faculty, instructor and student support.

We were founded and began delivering our products and services to the University of Colorado in 1996. In 1997, we grew our customer base and revenue while developing our technology to support substantial growth. Since mid-1998, we have significantly increased our selling and marketing efforts, and, as of June 30, 2001, we have 231 contracts covering approximately 1,500 individual campuses. Since our inception, our customers have purchased or ordered more than 11,000 online courses, of which approximately 3,900 included course development services. For the Spring 2001 academic term, we had 206 customers offering online courses and our customers had approximately 59,000 student enrollments in online courses and 4,000 enrollments in course supplements provided on the eCollege platform. We have invested, and continue to invest, in our service capabilities by expanding our infrastructure. Our expenditures have exceeded our revenues since our inception and our accumulated loss has increased as a result of our accelerated growth. We expect our operating expenses to remain fairly stable in the future as we utilize our current resources to support anticipated revenue growth. Any increases in operating expenses are expected to be significantly less than our expected increases in revenue.

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

We continue to improve our core online products: Campus Solutionssm (our portals) and Teaching Solutionssm, which include eCoursesm, eCompanionsm, an online teaching supplement to enhance classroom-based courses, and eToolKitsm, a set of online tools to facilitate course administration. We also generate revenue from additional sources under our Service Solutionssm. These additional sources include:

  annual maintenance fees to manage the online campus during the term of the agreement; and
  service fees, including online campus implementation, faculty training and support, evaluation and technical consulting services and instructional design services.

Our CampusPortalsm product, a fully online campus that offers faculty, students and alumni 24x7 access to an institution's student union, clubs, organizations, and academic course information, was released in beta form to selected customers in March 2001. We intend to eventually promote this product as our primary Campus Solution product, however we do not anticipate a significant amount of revenue from this product until after 2001.

In 2001, we announced our On-Campus Initiativesm program, designed specifically for the on-campus environment. This program pricing includes an annual license fee and an annual hosting fee for our Campus Solutions. The annual license fee includes our eToolKit or eCompanion product for all on-campus courses. We charge a one-time set-up and design fee to implement the online campus, and an annual maintenance fee to manage the online campus during the term of the agreement. The annual license authorizes unlimited access to the online campus including eToolKit or eCompanion, to a predetermined number of named users, for one year.

We also began implementing a new campus pricing model for access to our campus software for new customers exclusively offering distance education and for existing customers as their contracts come up for renewal. Under this program, we generally charge: 1) a one time set-up and design fee to implement an online campus, 2) an annual license fee for our software, and 3) an annual hosting fee, unless the customer chooses our local-hosting option and runs our software on its own servers. Lastly, we charge an annual maintenance fee to manage the online campus during the term of the agreement.

We continue to offer course development services to help faculty and instructors design their courses. We also continue to charge our customers a per student fee for each student enrolled in an online course or on-campus class using online course supplements. In the alternative, customers may purchase a license for a predetermined number of students enrolling in customer's online course supplements.

Our business model is based upon a number of factors, including increasing the acceptance of online learning among colleges, universities, K-12 schools and corporations, adding new customers, adding new schools and programs within existing customers, developing additional courses for our existing customers, increasing student enrollment in online courses, and selling new products and services to our clients. From our inception through December 31, 1998, the majority of our revenue was generated by development and design services fees for building campuses and courses, and, to a lesser extent, student fees. As we expected, the development revenue stream has continued to grow in 1999, 2000 and 2001, but the student fees have become a larger percentage of total revenue as the number of online courses offered by our customers and the number of students enrolled in those courses continue to increase. We expect this trend to continue. Additionally, our supplemental online teaching solutions are generally priced lower than our full-course solutions. As our pricing and product mix change, we anticipate that student enrollments will increase, with resulting increases in student fee revenue.

In late 2000, we released a new version of our course delivery software that includes more robust self-authoring tools, designed to allow customers to easily develop their own online courses without needing HTML or other programming knowledge. In addition, we began offering new course development services for fees, including the complete design and development of an online course following an initial consultation with a customer regarding the customer's needs and receipt of the customer's content. This service includes complete design and development of the online course by eCollege, subject to our customer's approval, and is differentiated from our standard course development services where our customers lead the course design and development efforts, and we support their efforts. Another new service is a comprehensive review and analysis of online courses, along with recommended modifications on how to improve the online courses.

This year, we released a new version of our campus software that will allow campus administrators to make their own changes to their virtual campuses. With the ease of use features and improved self-authoring functionality of these products, we may see customers self-design and develop online courses, resulting in lower development revenue from our campus and course development services. However, we expect our customers to continue to add additional courses, which are either self-authored or developed by us, and for students to enroll in these additional courses (which are hosted by us), thereby increasing our student fee revenue.

In October 1998, we were awarded a grant of approximately $1,900,000 by the National Institute of Standards and Technology, or NIST, a department of the U.S. Department of Commerce. We are entitled to receive payments under the grant as we perform research related to automated course content creation and organization, and tutoring delivery systems. Maximum payments under the NIST grant are $713,000 in 1999, $583,000 in 2000 and $583,000 in 2001. Pursuant to the terms of the NIST grant, work must be performed at a prescribed format and pace. We believe we will be able to perform under the terms of the NIST grant, however, there is no assurance we will continue to receive payments under the NIST grant or that we will receive the maximum payments under the NIST grant. For the three months ended June 30, 2001 and 2000, we recognized revenue of $167,073 and $100,814, respectively. For the six months ended June 30, 2001 and 2000, we recognized revenue of $359,442 and $182,678, respectively. In the event that the NIST grant is not renewed, there would be no future revenue from this source. We do not expect that revenue from such grants will constitute a significant portion of our revenue in the future. We may apply for other grants in the future, although we have no present plans to do so.

Revenue Recognition

As stated in Note 3 in the Notes to Unaudited Condensed Financial Statements, we adopted the Securities and Exchange Commission's Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," which provides guidance on revenue recognition for public companies, effective January 1, 2000. As a result, the Company reviewed the terms of its current contracts and determined that the provisions of SAB 101 materially impact the Company's revenue recognition for our campus and course development revenue, effectively deferring the recognition of such revenue. Under SAB 101, campus development fees are recognized from the campus launch date through the end of the contract period, typically three years, or the expected life of the customer relationship, whichever is greater. Annual fees for campus maintenance and hosting services are recognized on a straight-line basis over 12 months. Course development fees are recognized on a straight-line basis, generally over 12 months from the date the course is ordered by the customer, which approximates the period over which our services are provided. The 12-month period may change in the future based upon our experience of providing such services. Changes in our contract terms and expected contract life may also affect the period over which development fees are recognized.

Student fees are recognized on a straight-line basis over each course's specific academic term. All other revenue sources are recognized over the length of the service period (e.g., annual maintenance fees) or are recognized over the period of the performance of the service (e.g., consulting, etc.).

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

As of March 31, 2001, the Company had capitalized $3,763,507 of costs related to development of its CampusPortal product. In April 2001 the CampusPortal software was determined to be ready for its intended use and accordingly, $313,626 of amortization has been recorded as of June 30, 2001 and included in cost of revenue.

We expect that our cost of revenue will continue to decline in the future as a percent of revenue. We will experience this decline as we achieve operating efficiencies, since many of these costs do not increase in direct proportion to our revenue, and as our revenue mix changes to be more heavily weighted towards student and license fees which have a lower cost than revenue derived from our service offerings.

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

Funds granted include both marketing funds and educational support funds. Marketing funds are reimbursed to our customers based on demonstration of payment for approved marketing activities. These expenses are recorded as marketing expenses as we estimate they are incurred by our customers. Educational support funds consist of faculty stipends and technology and travel funds, and are considered contract costs. To date, we have granted approximately $7.5 million, which consists of $5.8 million in educational support funds and $1.7 million in marketing funds. Pursuant to the terms of the grants, funds are paid to our customers after they have provided evidence of payment for appropriate expenditure. Since the Grant Program's inception, we've made disbursements under the Grant Program of approximately $2.5 million for such costs as faculty stipends to generate digital course content, technology and travel funds and $656,800 for marketing funds. If contract costs, including appropriate educational support funds, are in excess of the revenue guaranteed under an agreement, such excess is expensed in the quarter in which the excess is first identified. For the year ending December 31, 1999, the Company recognized such a loss of $2,438,055. As we recognize revenue under these contracts, the grant loss reserve is reduced such that our gross margin related to this revenue is zero. This reduction is reflected in Cost of Revenue and was $387,013 and $827,064 for the three and six months ended June 30, 2001, respectively. The remaining estimated grant loss reserve at June 30, 2001 is $656,105 and is included in Grant Liabilities on the balance sheet. The determination of the grant loss requires management to make estimates and assumptions regarding the total amount of costs to be incurred. These estimates and assumptions may change and affect the reported amounts of the contingent liability on the date of the financial statements and the reported amount of expenses during the reporting period. As contracts are completed, actual results could impact the amount of expenses in the current reporting period.

Results Of Continuing Operations

We have incurred significant losses since our inception, resulting in an accumulated deficit of $69,881,100, as of June 30, 2001. We believe that our revenue growth will continue in the year 2001. We have implemented efficiencies that should reduce our operating expenses and have also decreased the amount of discretionary marketing costs. At the same time we intend to continue to make investments in technology which may involve the development, acquisition or licensing of technologies that complement or augment our existing services and technologies. We also continue to make investments in expanding and supporting our customer base and our market presence through our direct and indirect sales activities. We expect earnings before interest, taxes, depreciation and amortization ("EBITDA") to be approximately break even on a quarterly basis by the end of 2001, although there can be no guarantee thereof.

Three Months Ended June 30, 2001 and 2000

Revenue. Revenue increased 69% to $4,625,071 for the three months ended June 30, 2001 from $2,742,788 for the three months ended June 30, 2000. Increases in revenue are primarily due to increased student enrollment in online courses, as well as an increased number of online campuses developed and an increase in the average revenue earned per course developed. Second quarter revenue is impacted by both the spring and summer academic terms, which saw eCourse enrollment increases of 140% and 115%, respectively, from the same terms in the prior year. Student fees represented $3,219,703 and $1,528,398, or 70% and 56%, of total revenue for the three months ended June 30, 2001 and 2000, respectively. Campus and course development fees increased 16% and represented $1,135,806 and $982,314 of total revenue for the three months ended June 30, 2001 and 2000, respectively. Revenue from the NIST grant was $167,073 and $100,814, respectively, for these same periods and is included in other revenue.

Cost of Revenue. Cost of revenue increased to $3,413,398 for the three months ended June 30, 2001 from $2,812,923 for the three months ended June 30, 2000. Our cost of revenue increased primarily due to the amortization of $313,626 of internal-use software development costs related to our CampusPortal product previously capitalized and additional depreciation and occupancy costs related to cost of revenue of approximately $170,000. The amount of expenses related to the Company's Grant Program increased by $150,657 to $319,527 from $168,870. Professional services and account management personnel decreased to 116 at June 30, 2001 from 152 at June 30, 2000, as we were able to improve on our operating efficiencies.

Gross Margin. We experienced a positive gross margin of $1,211,673 for the three months ended June 30, 2001 as compared to a negative gross margin of $70,135 for the three months ended June 30, 2000. The favorable increase of $1,281,808 in gross margin was primarily due to the 111% increase in our student fees, which have a higher contribution margin, as well as improved utilization of our professional services staff and realization of operating leverage on our fixed expenses as our revenues increase.

Product Development. Product development expenses increased to $1,362,740 for the three months ended June 30, 2001 from $1,075,207 for the three months ended June 30, 2000. The increase was primarily due to increased costs incurred while we continue to design product tools that enable our customers to easily develop their own online courses and to make their own changes to their virtual campuses. The number of product development personnel increased slightly to 52 at June 30, 2001 from 45 at June 30, 2000.

Selling and Marketing. Selling and marketing expenses decreased to $1,906,663 for the three months ended June 30, 2001 from $2,597,980 for the three months ended June 30, 2000. The decrease was primarily due to decreases in advertising, marketing costs associated with the Grant Program, and salaries and benefits of marketing personnel. Our selling personnel decreased to 33 at June 30, 2001 from 37 at June 30, 2000. Marketing personnel decreased to 14 at June 30, 2001 from 27 at June 30, 2000.

General and Administrative. General and administrative expenses decreased to $1,941,462 for the three months ended June 30, 2001 from $2,955,243 for the three months ended June 30, 2000. The decrease was primarily due to a decrease in severance pay of approximately $250,000 for the former Chief Executive Officer and amortization of deferred compensation of $177,918, as well as other cost savings due to improved efficiencies. The number of general and administrative personnel as of June 30, 2001 was 45, as compared to 47 as of June 30, 2000.

Since inception, we incurred aggregate deferred compensation of $4,139,631 in connection with the grant of options to employees. We have recorded this amount as a reduction to equity and are amortizing this amount to compensation expense over the vesting period of such options, which ranges from two to three years. During the three months ended June 30, 2001 and 2000, we have recognized compensation expense in the amount of $181,611 and $359,373, respectively. The majority of compensation expense related to such options is included in general and administrative expense. However, a portion of such compensation expense has been allocated to cost of revenue, selling and marketing expense and product development expense as appropriate.

Other Income (Expense). Interest and other income, which consists primarily of interest earnings on our cash and cash equivalents and short term investments, decreased to $268,830 for the three months ended June 30, 2001 from $624,182 for the three months ended June 30, 2000. This decrease is primarily due to a decrease in cash invested as a result of the use of such cash in our operations. Interest expense, primarily related to our capital lease lines of credit and borrowings on our revolving line of credit, was $65,190 for the quarter ending June 30, 2001. Interest expense, primarily resulting from amortization of warrants and prepaid fees associated with establishing and renewing the line of credit entered into in 1999 was $57,956 for the quarter ending June 30, 2000.

Net loss. Our net loss decreased to $3,810,908, or $0.24 per share, from $6,132,339, or $0.39 per share, for the three months ended June 30, 2001 and 2000, respectively.

Six Months Ended June 30, 2001 and 2000

Revenue. Revenue increased 79% to $8,840,194 for the six months ended June 30, 2001 from $4,927,050 for the six months ended June 30, 2000. Increases in revenue are primarily due to increased student enrollment in online courses, as well as an increased number of online campuses developed and an increase in the average revenue earned per course developed. Revenue for the six months ended June 30, 2001 is impacted by both the spring and summer academic terms, which saw eCourse enrollment increases of 140% and 115%, respectively, from the same terms in the prior year. Student fees represented $5,973,296 and $2,695,658 of total revenue for the six months ended June 30, 2001 and 2000, respectively. Campus and course development fees increased 19% and represented $2,144,099 and $1,800,616 of total revenue for the three months ended June 30, 2001 and 2000, respectively. Revenue from the NIST grant was $359,442 and $182,678, respectively, for these same periods and is included in other revenue.

Cost of Revenue. Cost of revenue increased to $7,196,297 for the six months ended June 30, 2001 from $5,666,945 for the six months ended June 30, 2000. Our cost of revenue increased primarily due to the amortization of $313,626 of software development costs related to our CampusPortal product previously capitalized and additional depreciation and occupancy costs related to cost of revenue of approximately $438,000. We also had an increase of information technology expenses associated with hosting our customers' programs. The amount of expenses related to the Company's Grant Program also increased by $368,543 to $697,765 from $329,222.

Gross Margin. We experienced a positive gross margin of $1,643,897 for the six months ended June 30, 2001 as compared to a negative gross margin of $739,895 for the six months ended June 30, 2000. The favorable increase of $2,383,792 in gross margin was primarily due to the 122% increase in our student fees, which have a higher contribution margin, as well as improved utilization of our professional services staff and realization of operating leverage on our fixed expenses as our revenues increase.

Product Development. Product development expenses increased $2,731,276 for the six months ended June 30, 2001 from $2,391,473 for the six months ended June 30, 2000. The increase was primarily due to costs associated with enhancements to our Teaching Solutions product and increased costs incurred while we continue to design product tools that enable our customers to easily develop their own online courses and to make their own changes to their virtual campuses. We also capitalized $622,395 of internal-use software development costs related to our CampusPortal product during the first six months of 2001, compared to the $777,145 capitalized during the same period last year. As of June 30, 2001, we have capitalized $3,763,507 in development costs, which is being amortized through cost of revenue. Therefore, we had a total of $3,353,671 in product development expenditures during the six months ended June 30, 2001.

Selling and Marketing. Selling and marketing expenses decreased to $4,260,591 for the six months ended June 30, 2001 from $5,467,011 for the six months ended June 30, 2000. The decrease was primarily due to decreases in advertising, marketing costs associated with the Grant Program, and salaries and benefits of marketing personnel.

General and Administrative. General and administrative expenses decreased to $3,775,677 for the six months ended June 30, 2001 from $5,242,766 for the six months ended June 30, 2000. The decrease was primarily due to a decrease in executive compensation and severance and amortization of deferred compensation, as well as other cost savings due to improved efficiencies.

Other Income (Expense). Interest and other income, which consists primarily of interest earnings on our cash and cash equivalents and short term investments, decreased to $544,326 for the six months ended June 30, 2001 from $1,381,695 for the six months ended June 30, 2000. This decrease is primarily due to a decrease in cash invested as a result of the use of such cash in our operations. Interest and other expenses increased slightly for the six months ended June 30, 2001 compared to the same period in 2000.

Net loss. Our net loss before the cumulative effect of a change in accounting principle decreased to $8,732,300, or $.54 per share, from $12,576,974, or $.82 per share, for the six months ended June 30, 2001 and 2000, respectively. Effective January 1, 2000, the Company recorded a $1,205,038 one-time cumulative adjustment in response to the Securities and Exchange Commission's Staff Accounting Bulletin No. 101. Therefore, our net loss decreased to $8,732,300, or $.54 per share, from $13,782,012, or $.89 per share, for the six months ended June 30, 2001 and 2000, respectively.

Liquidity and Capital Resources

The Company's cash, cash equivalents, and short-term investments decreased $1,040,125 from $18,678,881 at March 31, 2001, to $17,638,756 at June 30, 2001. The Company's cash, cash equivalents, and short-term investments decreased $10,776,105 from $28,414,861 at December 31, 2000. Specifically, the Company had cash and cash equivalents of $7,556,313 and available-for-sale securities of $10,082,443 at June 30, 2001. The decrease from December 31, 2000 was primarily due to cash used in operating activities of $10,010,165 and investments in fixed assets and software development costs of $1,061,592, offset by cash provided by financing activities of $574,613.

We have financed the majority of our operations through the issuance of equity securities. We have sold common stock and preferred stock generating aggregate proceeds of $84,927,200 from inception through June 30, 2001, including our initial public offering.

In January 2000, we received net proceeds of $5,115,000 from the exercise of the underwriters' over-allotment option in connection with our initial public offering. The amount received was net of the estimated underwriting offering expenses.

In the second quarter of 2000, the Company entered into a leasing arrangement with a third party. Under the lease agreement, the Company may lease up to $2,500,000 of equipment for an initial term of 36 months. At the end of the lease term, the Company will buy the equipment for 8.5% of the amount drawn. In the second quarter of 2001, the Company entered into a new leasing arrangement with the same third party. Under the new lease agreement, the Company may lease up to $1,500,000 of equipment for an initial term of 36 months. At the end of the lease term, the Company will buy the equipment for 8.25% of the amount drawn. The new lease agreement contains certain financial covenants. The Company was out of compliance with one of the covenants as of June 30, 2001. However, the Company received a written waiver of the quick ratio covenant as of June 30, 2001. These leases are treated as capital leases for accounting purposes. As of June 30, 2001, the Company had leased $2,578,435 of equipment.

In October 1999, we entered into a $2,500,000 line of credit with a bank which was subsequently converted into a revolving line of credit with a maturity date of March 30, 2002. The facility contains covenants limiting our ability to obtain additional debt financing and to enter into mergers and acquisitions. The facility is secured by all of our assets. The facility contains certain financial covenants. The Company was out of compliance with one of the covenants as of June 30, 2001. However, the Company received a written waiver of the quick ratio covenant as of June 30, 2001. The interest rate on the revolving line of credit is an adjustable rate of prime plus 1.25%, which was 8.00% as of June 30, 2001. In December 2000, the Company drew $2,000,000 from the revolving line. The entire $2,000,000 draw was paid back in January 2001. In June 2001, the Company drew $2,360,050 from the revolving line and remained outstanding at June 30, 2001. The entire $2,360,050 draw was subsequently paid back in July 2001.

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

Specific factors that may affect future results of operations are included in the Risk Factors section of our Form 10-K filed with the SEC, dated April 2, 2001.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position, operating results or cash flows due to adverse changes in financial market prices and rates. The Company is, or may become, exposed to market risk in the areas of changes in United States interest rates and changes in foreign currency exchange rates as measured against the United States dollar. These exposures are directly related to our normal operating and funding activities. Historically and as of June 30, 2001, we have not used derivative instruments or engaged in hedging activities.

Additionally, the Company does not have significant exposure to changing interest rates on invested cash, which was $13,419,011 at June 30, 2001. The Company invests available cash in money market accounts, certificates of deposit and investment grade commercial paper that generally have maturities of three months or less, as well as debt securities of United States government agencies and corporate bonds. Our short-term investment portfolio is managed on a discretionary basis by a third party, subject to our investment policy. The Company's investment policy requires that its investment portfolio be limited to investment securities of less than one year in maturity. As a result, the interest rate market risk implicit in these investments at June 30, 2001, is low. However, factors influencing the financial condition of security issuers may impact their ability meet their financial obligations and could impact the realizability of our security portfolio. The Company has not undertaken any other interest rate market risk management activities.

Included in short-term investments is a commercial bond issued by Southern California Edison with a fair value of $938,050 as of June 30, 2001. Due to certain circumstances related to the state of California's regulatory environment, the fair value of our investment in the Southern California Edison bond has declined from its original purchased cost of $1,276,750. However, based on the most recent facts available, we believe that the decline in fair value is temporary and does not represent a permanent, or "Other Than Temporary," impairment in the security's fair value. In the event this bond is not paid, or payment is further delayed, or other securities that we now hold or may purchase in the future experience similar difficulties, our earnings and liquidity would be negatively impacted.

A hypothetical ten percent change in market interest rates over the next year would not have a material effect on the fair value of the Company's debt instruments or its short-term cash investments nor would it materially impact the Company's earnings or cash flow associated with the Company's cash investments. Although the Company's revolving line of credit bears interest at an adjustable rate of prime plus 1.25%, a hypothetical ten percent change in the market rates as of June 30, 2001 would not have a material effect on the Company's earnings and cash flows in 2001, as the entire borrowings outstanding at December 31, 2000 and June 30, 2001 were repaid on January 3, 2001 and July 2, 2001, respectively.

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

The net offering proceeds to the Company were $56,265,000, of which $5,115,000 related to the exercise of 500,000 shares of the underwriters' over-allotment option on January 13, 2000. As of June 30, 2001, we have used approximately: $4,579,000 to repay bank debt; $27,390,000 to fund operations and provide working capital; and $3,431,000 to purchase computer equipment, software, furniture and fixtures. Approximately $10,412,000 has been invested in temporary investments. None of the net proceeds of the offering were paid directly or indirectly to any of our directors, officers, general partners or their associates, or persons owning 10% or more of any class of our equity securities. We expect to use the remainder of the proceeds for working capital and general corporate purposes.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

At the Annual Meeting of Shareholders held on June 21, 2001, the following proposals were adopted by the margins indicated:

  To elect five (5) directors of the Company to serve for one-year terms ending in the year 2002 or until successors are duly elected and qualified.
	Number of Shares
	For	Against	Withheld
Oakleigh Thorne	11,787,377	597,110	4,713
Jack W. Blumenstein	12,384,487		4,713
Christopher E. Girgenti	12,384,487		4,713
Jeri L. Korshak	12,384,487		4,713
Robert H. Mundheim	12,380,598	3,889	4,713
  To ratify the appointment of Arthur Andersen LLP as independent auditors of the Company for the fiscal year ending December 31, 2001.
For	12,374,722
Against	3,355
Withheld	11,123

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

Exhibit
Number		Description
_________		_____________________________________
3.1	*	Second Amended and Restated Certificate of Incorporation.
3.4	*	Amended and Restated Bylaws.
4.1	*	Specimen Common Stock Certificate.
10.1	**	Separation Agreement and Release Between Rob Helmick and Company.
10.2	***	Registration Agreement between Company and Blumenstein/Thorne Information Partners I, L.P.
10.3	***	Stock Option Agreement between Company and Blumenstein/Thorne Information Partners I, L.P.
10.5	*	Amended and Restated Shareholders Agreement made as of December 21, 1998, by and among the Registrant and each of the Parties listed on the Schedules attached thereto.
10.6	*	Form of Indemnification Agreement by and between the Company and its outside directors.
10.9	*	Form of Common Stock Purchase Warrant expiring June 11, 2000, issued pursuant to the Unit Purchase Agreement dated June 11, 1997.
10.13	*	Lease Agreement dated May 10, 1999 between Kennedy Center Partnership and the Company.
10.14	*	Lease Agreement dated May 10, 1999 between Kennedy Center Partnership and the Company.
10.15	*	1999 Employee Stock Purchase Plan.
10.16	*	1999 Stock Incentive Plan.
10.17	*	Employment Agreement dated as of April 12, 1999 between the Company and Charles P Schneider.
10.18	*	Employment Agreement dated as of August 9, 1999 between the Company and Douglas H. Kelsall.
10.19	*	Amendment to Amended and Restated Stockholders Agreement.
10.20	*	Warrant to Purchase Common Stock issued October 21, 1999.
10.21	*	U.S. Department of Commerce Financial Assistance Award.
10.22	****	Amendment to Employment Agreement dated as of March 12, 2001 between the Company and Charles P. Schneider.
10.23	****	Amendment to Employment Agreement dated as of March 12, 2001 between the Company and Douglas H. Kelsall.
10.24	****	Employment Agreement, as amended, dated as of November 5, 1999 between the Company and Robert Haimes.
10.25	****	Employment Agreement, as amended, dated as of November 4, 1998 between the Company and Mark Brodsky.
10.26	*****	Employment Agreement, as amended, dated as of November 29, 2000 between the Company and Nancy Roecker.
10.27		Severance Agreement, as amended, dated as of July 3, 2001 between the Company and Charles P. Schneider.
________
	*	Incorporated by reference from the Company's Registration Statement on Form S-1 (File No. 333-78365).
	**	Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2000.
	***	Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2000.
	****	Incorporated by reference from the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2001
	*****	Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2001.

(b) On May 1, 2001, the Company filed a current report on Form 8-K announcing the meeting date and record date for its 2001 Annual Meeting.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in Denver, Colorado, on this 14th day of August, 2001.

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