Form 10-Q
period 2001-08-30
ECOLLEGE COM
filed 2001-11-14
CIK 1085653

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

[X] Yes or No

The number of shares outstanding of the Registrant's Common Stock, $.01 par value, as of November 13, 2001 was 16,360,307.

eCollege.com

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

eCollege.com
BALANCE SHEETS

	September 30,	December 31,
	2001	2000
	__________________________ (Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 16,590,204	$ 12,292,162
Available-for-sale securities	--	16,122,699
Accounts receivable, net of allowances of $215,294 and $160,200, respectively	4,354,999	3,803,905
Accrued revenue receivable	616,007	432,716
Note receivable - related party	209,630	203,250
Other current assets	814,554	1,130,944
	___________	___________
Total current assets	22,585,394	33,985,676

Property and equipment, net	5,093,192	7,087,292
Note receivable - related party	--	67,750
Capitalized internal-use software development costs	3,136,256	3,141,112
Other assets	342,499	465,800
	___________	___________
TOTAL ASSETS	$ 31,157,341	$ 44,747,630
	==========	==========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$ 525,776	$ 1,990,724
Grant liabilities	2,820,578	3,972,402
Capital lease obligations	820,587	629,708
Line of credit	2,500,000	2,000,000
Other accrued liabilities	2,417,765	3,741,004
Deferred revenue	4,348,739	3,839,275
	___________	___________
Total current liabilities	13,433,445	16,173,113
LONG-TERM LIABILITIES:
Capital lease obligations	1,167,675	1,388,875
Deferred revenue	520,654	893,150
Other liabilities	--	5,112
	___________	___________
Total long-term liabilities	1,688,329	2,287,137
	___________	___________
Total Liabilities	15,121,774	18,460,250
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock, no par value; 5,000,000 shares authorized; none issued or outstanding	--	--
Common stock, $0.01 par value; 50,000,000 shares authorized; 16,303,045 and 16,139,503 shares, respectively, issued and outstanding	163,030	161,395
Additional paid-in capital	84,632,904	83,675,688
Warrants and options for common stock	3,806,806	4,729,272
Deferred compensation	(330,539)	(1,122,626)
Accumulated other comprehensive loss	--	(7,549)
Accumulated deficit	(72,236,634)	(61,148,800)
	___________	___________
Total Stockholders' Equity	16,035,567	26,287,380
	___________	___________
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 31,157,341	$ 44,747,630
	==========	==========

The accompanying notes to the condensed financial statements are an integral part of these balance sheets.

eCollege.com
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2001	2000	2001	2000
	(Unaudited)		(Unaudited)
REVENUE:		(Note 3)		(Note 3)
Student fees	$ 3,439,579	$ 2,186,878	$ 9,412,875	$ 4,882,536
Campus and course development fees	1,304,853	1,271,731	3,448,952	3,072,347
Other revenue	708,960	374,531	1,431,759	805,306
	___________	___________	___________	___________
Total revenue	5,453,392	3,833,140	14,293,586	8,760,189
COST OF REVENUE	3,473,643	3,326,866	10,669,940	8,993,810
	___________	___________	___________	___________
Gross profit (loss)	1,979,749	506,274	3,623,646	(233,621)
OPERATING EXPENSES:
Product development	1,067,609	2,471,273	3,798,884	4,862,746
Selling and marketing	1,459,547	2,798,688	5,720,138	8,265,696
General and administrative	1,767,071	2,284,756	5,542,748	7,527,524
Other general and administrative	--	2,570,408	--	2,570,408
	___________	___________	___________	___________
Total operating expenses	4,294,227	10,125,125	15,061,770	23,226,374
	___________	___________	___________	___________
LOSS FROM OPERATIONS	(2,314,478)	(9,618,851)	(11,438,124)	(23,459,995)
OTHER INCOME (EXPENSE):
Interest and other income	163,277	593,758	707,601	1,975,453
Interest expense	(68,318)	(108,721)	(205,862)	(226,246)
Other expense	(136,015)	--	(151,449)	--
	___________	___________	___________	___________
NET LOSS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(2,355,534)	(9,133,814)	(11,087,834)	(21,710,788)
Cumulative effect of change in accounting principle	--	--	--	(1,205,038)
	___________	___________	___________	___________
NET LOSS	(2,355,534)	(9,133,814)	(11,087,834)	(22,915,826)
OTHER COMPREHENSIVE LOSS:
Change in unrealized gain/loss on available-for-sale securities	329,779	11,700	7,549	382
	___________	___________	___________	___________
COMPREHENSIVE LOSS	$ (2,025,755)	$ (9,122,114)	$ (11,080,285)	$ (22,915,444)
	==========	==========	==========	==========
BASIC AND DILUTED NET LOSS PER SHARE BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	$ (0.15)	$ (0.57)	$ (0.68)	$ (1.40)
Cumulative effect of change in accounting principle	--	--	--	(0.07)
	___________	___________	___________	___________
BASIC AND DILUTED NET LOSS PER SHARE	$ (0.15)	$ (0.57)	$ (0.68)	$ (1.47)
	==========	==========	==========	==========
WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	16,238,198	16,043,901	16,197,081	15,623,606
	==========	==========	==========	==========

The accompanying notes to the condensed financial statements are an integral part of these statements.

eCollege.com
STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2001	2000
	________________________________
	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (11,087,834)	$ (22,915,826)
Adjustments to reconcile net loss to net cash used in operating activities-
Depreciation	2,623,846	2,028,832
Amortization of capitalized internal-use software development costs	627,251	--
Provision for doubtful accounts	100,000	150,898
Deferred compensation	586,966	3,543,389
Amortization of deferred financing costs	--	459,910
Changes in-
Accounts receivable and accrued revenue receivables	(834,385)	(2,848,433)
Other current assets	316,390	(883,915)
Other assets	123,301	123,200
Accounts payable and accrued liabilities	(2,788,187)	1,332,612
Grant liabilities	(1,151,824)	1,450,698
Deferred revenue	136,968	2,520,865
Other liabilities	(5,112)	(15,000)
	___________	___________
Net cash used in operating activities	(11,352,620)	(15,052,770)
	___________	___________
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(629,746)	(4,175,481)
Purchases of marketable securities	(5,998,788)	(29,255,056)
Proceeds from sales of marketable securities	22,129,036	14,132,447
Notes receivable from related parties	--	(416,000)
Payments received on notes receivable from related party	61,370	--
Capitalized internal-use software development costs	(622,395)	(2,067,237)
	___________	___________
Net cash provided by (used in) investing activities	14,939,477	(21,781,327)
	___________	___________
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	241,505	6,837,394
Payment of stock issuance costs	--	(386,705)
Proceeds from sale-leaseback transactions	455,432	2,244,057
Payments on lease line of credit	(485,752)	(82,870)
Proceeds from line of credit	4,860,050	--
Payments on line of credit	(4,360,050)	--
Proceeds from notes receivable for common stock	--	593,593
	___________	___________
Net cash provided by financing activities	711,185	9,205,469
	___________	___________
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,298,042	(27,628,628)
CASH AND CASH EQUIVALENTS, beginning of period	12,292,162	46,307,674
	___________	___________
CASH AND CASH EQUIVALENTS, end of period	$ 16,590,204	$ 18,679,046
	==========	==========

The accompanying notes to the condensed financial statements are an integral part of these statements.

eCollege.com

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1. Organization and Nature of Business

Company History

eCollege.com ("eCollege" or the "Company"), a Delaware corporation, was founded in 1996. The Company's principal corporate offices are located in Denver, Colorado.

Business Activity

eCollege is a leading provider of technology and services that enable colleges, universities, primary and high schools ("K-12 schools"), and corporations to offer an online environment for distance and on-campus learning. Our technology enables our customers to reach a large number of students who wish to take online courses at convenient times and locations. Our customers can also use our technology to supplement their on-campus courses with an online environment. Additionally, we offer services to assist in the development of online programs, including online course and campus design, development, management and hosting, as well as ongoing administration, faculty, instructor and student support.

2. Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such regulations. The unaudited condensed financial statements reflect all adjustments and disclosures that are, in the opinion of management, necessary for a fair presentation. All such adjustments are of a normal recurring nature. Certain amounts in the 2000 financial statements have been reclassified to conform to the 2001 presentation. Management does not believe the effects of such reclassifications are material. The results of operations for the interim periods ended September 30, 2001 are not necessarily indicative of the results of the full fiscal year. For further information, refer to the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K, for the year ended December 31, 2000.

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

In April and July 2001, the Emerging Issues Task Force reached a consensus on two issues within Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products" ("EITF 00-25"). EITF 00-25 addresses whether consideration from a vendor to a reseller of the vendor's products is (a) an adjustment of the selling prices of the vendor's products and, therefore, should be deducted from revenue when recognized in the vendor's income statement or (b) a cost incurred by the vendor for assets or services received from the reseller and, therefore, should be included as a cost or an expense when recognized in the vendor's income statement. The Company has historically accounted for such payments as costs or expenses in its income statement. The Company is currently evaluating EITF 00-25 and is in the process of determining the impact EITF 00-25 will have on its income statement classifications, if any. If it is determined that EITF 00-25 is applicable to the Company, the consensuses on Issues 2 and 3 of EITF 00-25 will be applied to the Company's financial statements for periods beginning after December 15, 2001, and financial statements for prior periods presented for comparative purposes would be reclassified to comply with the income statement classification requirements of Issues 2 and 3 of EITF 00-25.

3. Revenue Recognition

The Company generates revenue primarily from three sources: (i) student enrollment fees, (ii) campus development, licensing and hosting services, and (iii) course development services.

The Company's services are generally sold at fixed prices as set forth in customer contracts. The Company generates student fee revenue when students enroll in online courses hosted by the Company for its customers at an agreed upon price. Customers are typically charged for annual license and hosting fees as well as initial design and development services fees for an online campus. Design and development services fees to build online courses are also specified in contracts. Frequently, customers will add online courses in addition to those purchased under the initial contract. Annual maintenance fees to manage the online campus during the term of the agreement and other service fees, including online campus implementation, faculty training and support, evaluation and technical consulting services and instructional design services, may also be included in customer contracts.

The Company's student fee revenue is recognized on a straight-line basis over each course's specific academic term. Campus development fees are recognized on a straight-line basis from the campus launch date until the end of the contract period, typically three years, or the expected life of the customer relationship, whichever is greater. Annual fees for campus license, hosting and maintenance services are recognized on a straight-line basis over 12 months. Course development fees are recognized on a straight-line basis over 12 months from the date the course is ordered by the customer, which approximates the period over which our services are provided. The 12-month period may change in the future based upon our experience of providing such services. Changes in our contract terms and expected contract life may also affect the period over which development fees are recognized.

Revenue that is recognized is reflected as accrued revenue receivable to the extent that the customer has not yet been billed for such services. The Company records deferred revenue for amounts received from or billed to customers in excess of the revenue that has been earned.

In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." In March 2000, the Emerging Issues Task Force reached a consensus on Issue No. 00-3, "Application of AICPA SOP 97-2, 'Software Revenue Recognition,' to Arrangements That Include the Right to Use Software Stored on Another Entity's Hardware" ("EITF 00-3"). The Company's agreements with customers typically do not qualify as sales of software under the provisions of EITF 00-3, and as such, the Company is required to utilize service accounting.

The Company was required to adopt SAB 101 and EITF 00-3 in 2000. As required by SAB 101, the Company has accounted for the implementation of the revenue recognition guidelines of SAB 101 as a change in accounting principle effective January 1, 2000. The financial statements as of and for the period ended September 30, 2000, presented herein, reflect this change. Effective January 1, 2000, the Company recorded a cumulative adjustment of $1,205,038, or $.07 per share, for the change in accounting principle. The amount of revenue recognized in 1999, 1998 and 1997 that was included in this cumulative adjustment was $179,253, $590,186 and $435,599, respectively. The impact in the nine months ended September 30, 2000 of adopting SAB 101 was to increase net loss, before the cumulative effect of accounting change, by $745,627. Excluding the impact of the change, basic and diluted net loss per share for the nine months ended September 30, 2000, before the cumulative effect of accounting change, would have been $1.34.

Major Customers

Sales to one customer represented approximately 10% of the Company's revenue for the three month and nine month periods ended September 30, 2001. The loss of this customer could result in a significant reduction of revenue. No customer individually accounted for more than 10% of the Company's revenue for the three month and nine month periods ended September 30, 2000. The Company had one customer that accounted for 12% of the accounts receivable balance at September 30, 2001.

4. Software Development Costs

Through March 31, 2001, the Company capitalized $3,763,507 of costs related to development of its CampusPortal product. Capitalized software development costs are amortized using the straight-line method over their estimated useful lives, generally three years. Amortization begins when the products are ready for their intended use. In April 2001, the software was determined to be ready for its intended use and accordingly, $627,251 of amortization has been recorded as of September 30, 2001.

Realization of the Company's capitalized software development costs is dependent upon generating revenue from the related software products and services during the useful life of such capitalized software. It is reasonably possible that a review of the recorded amount of capitalized software development costs in the future could indicate that they are impaired, and the amount of impairment could be significant. Additionally, technology used by the Company and its customers can be subject to significant changes as new technology and software products are introduced into the marketplace by others. Because of the volatility of the technological environment, it is reasonably possible that a change in technology strategy by the Company could result in a conclusion that all or a portion of the recorded balance is impaired.

5. Net Loss Per Share

Basic net loss per share is computed by dividing net loss available to common stockholders for the period by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and potential common shares outstanding during the period if the effect of the potential common shares is dilutive. The equivalent number of common stock shares excluded from the earnings per share calculation because they are anti-dilutive, using the treasury stock method, were 71,595 and 16,186 for the three and nine months ended September 30, 2001, respectively.

On June 21, 2001, the Company's Board of Directors' Compensation Committee awarded Mr. Douglas Kelsall, Executive Vice President and Chief Financial Officer, 50,000 shares of the Company's common stock under the Company's 1999 Stock Incentive Plan, as consideration for Mr. Kelsall's services to the Company and his consent to terminate a previous option grant (the "Option Grant"). These shares of common stock are restricted, with the restrictions lapsing in a series of installments over three years, provided that Mr. Kelsall remains in continuous service with the Company through each date. The exercise price of the Option Grant was the quoted market price of the Company's common stock at the date of grant. The Company recorded stock-based deferred compensation cost of $142,500, based upon the fair market value of the restricted common stock on June 21, 2001. The deferred compensation cost will be amortized on a straight-line basis through July 2, 2004.

In July 2001, Mr. Charles P. Schneider's employment with the Company terminated. Mr. Schneider served as the Company's Chief Operating Officer since June of 1999 and as the Company's President since November of 2000. The Company entered into an employment agreement with Mr. Schneider at the time of his hiring (the "Agreement"). On July 2, 2001, the Company's Board of Directors' Compensation Committee awarded Mr. Schneider options to purchase up to 75,000 shares of the Company's common stock under the Company's 1999 Stock Incentive Plan, as consideration for Mr. Schneider's services to the Company and his consent to extend the non-competition provisions of the Agreement. These options were fully vested at the award date and are exercisable on July 2, 2002. The exercise price of the option grant was $5.00 per share. On July 2, 2001, the Company recorded stock-based deferred compensation of $147,000, based upon the fair market value of the option grant on that date, as calculated using the Black-Scholes option pricing model. The deferred compensation cost will be amortized on a straight-line basis over the twelve months after Mr. Schneider's termination of employment.

As a result of the Company's net losses, all potentially dilutive securities as of September 30, 2001 and 2000, as indicated in the table below, would be anti-dilutive and are excluded from the computation of diluted loss per share.
	September 30,
	2001	2000
	___________________
Stock options	3,199,527	3,152,925
Warrants	77,185	77,185
Restricted stock	50,000	--
	_________	_________
Total	3,326,712	3,230,110
	=======	=======

The Company has never paid cash dividends on its stock, and is currently precluded from doing so under its borrowing agreements.

6. Debt

The Company has a $2,500,000 revolving line of credit with a maturity date of March 30, 2002. The line of credit is secured by all of the Company's assets. The facility contains certain financial covenants. The Company was out of compliance with the quick ratio covenant as of June 30, 2001. However, the Company received a written waiver of the covenant as of June 30, 2001 and the covenant was subsequently amended during the third quarter of this year to exclude deferred revenue in the calculations. The Company was in compliance with all financial covenants as of September 30, 2001. The interest rate on the revolving line of credit is an adjustable rate of prime plus 1.25%, which was 6.00% as of September 30, 2001. In December 2000, the Company drew $2,000,000 from the revolving line. The entire $2,000,000 draw was paid back in January 2001. In September 2001, the Company drew $2,500,000 from the revolving line which remained outstanding at September 30, 2001. The entire $2,500,000 draw was subsequently paid back in October 2001.

Capital Lease Obligations

The Company leased $2,244,057 of equipment under a $2,500,000 sale-leaseback agreement entered into in the second quarter of 2000. At the end of the initial 36-month lease term, the Company will purchase the equipment for 8.5% of the amount drawn.

As of September 31, 2001, the Company has leased $455,432 of equipment under a $1,500,000 sale-leaseback agreement entered into in the second quarter of 2001, and therefore has $1,044,568 available under the new agreement. At the end of the initial 36-month lease term, the Company will purchase the equipment for 8.25% of the amount drawn.

The lease agreements contain certain financial covenants. The Company was out of compliance with the quick ratio covenant as of June 30, 2001. However, the Company received a written waiver of the covenant as of June 30, 2001 and the covenant was subsequently amended during the third quarter of this year to exclude deferred revenue in the calculations. The Company was in compliance with all financial covenants as of September 30, 2001.

The leases have been treated as capital leases for accounting purposes. As of September 30, 2001, the Company leased $2,699,489 of equipment. Accumulated depreciation on leased equipment was $797,422 as of September 30, 2001.

The following is a schedule by year of future minimum capital lease payments, together with the present value of the net minimum lease payments as of September 30, 2001:
Year ending December 31,
2001	$ 257,517
2002	1,027,785
2003	877,913
2004	134,537
_________
Total minimum lease payments	2,297,752
Less: Amount representing interest	(309,490)
_________
Present value of future minimum lease payments	1,988,262
Current portion of capital lease obligations	820,587
_________
Long-term capital lease obligations	$ 1,167,675
=======

7. Related Party Transactions

On June 23, 2000, the Company issued a $271,000 secured promissory note to a former executive officer of the Company. The note is a full recourse note and is secured by the common stock of the Company owned by the former executive officer. The note was originally due on December 31, 2000. Interest accrued on the note through December 31, 2000 was paid during the first quarter of 2001. The note was extended until April 30, 2002 and began to bear interest at 9% per annum as of April 1, 2001. The principal, together with accrued but unpaid interest due on the outstanding unpaid balance, is payable in monthly installments through April 30, 2002. As of September 30, 2001, $209,630 remains outstanding.

8. Legal Matters

The Company is exposed to asserted and unasserted legal claims encountered in the normal course of business. Management believes that the ultimate resolution of any such matters will not have a material adverse effect on the operating results or the financial position of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this Section and elsewhere in this report are forward-looking in nature and relate to trends and events that may affect the Company's financial outlook for future periods, including revenue, EBITDA, operating losses, financial position and outlook for future operating results. Such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. You can identify these forward-looking statements when you see us using words such as "expect," "anticipate," "estimate," "plan," "believe" and other similar expressions. These statements speak only as of the date of this report. These statements are based on current expectations about our Company and our industry and involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to: the recent uncertainty and general downturn in the U.S. economy; the effects of the recent terrorists attacks; changes in economic conditions in the markets served by the Company; the Company's limited operating history, which makes it difficult to evaluate its business and prospects; the possibility that the market in which the Company operates, which is at an early stage, may not develop to the extent or at the rate the Company anticipates; the Company's lengthy sales cycle; substantial and increasing competition in the online education market; disruptions to operations and negative accounting charges that could occur if the Company decided to pursue an acquisition; technological developments, emerging industry standards and customer requirements, which continually require the Company to improve its software and services; and other unanticipated events and conditions, as well as the factors described in the Company's other SEC filings. These forward-looking statements should also be read in conjunction with certain risk factors in our Form 10-K dated April 2, 2001 and other filings we have made with the SEC. We undertake no obligation to publicly update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

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

We were founded and began delivering our products and services in 1996. As of September 30, 2001, we have 243 customer contracts covering approximately 1,500 individual campuses. Since our inception, our customers have purchased or ordered more than 13,000 online courses, of which approximately 4,000 included course development services. As of September 30, 2001 we have 219 customers offering online courses on the eCollege platform. For the Spring and Summer 2001 academic terms, our customers had approximately 59,000 and 30,000 student enrollments in online courses, respectively. Our customers also had approximately 6,000 and 2,000 enrollments in course supplements during these respective academic terms. For the Fall 2001 academic term, which impacts both the third and fourth quarter, the total number of student enrollments is expected to exceed 92,000, including enrollments of approximately 59,000 in online courses and 35,000 in course supplements..

Revenue

We have primarily generated revenue from three sources:

  enrollment fees for each student in an online course;
  design and development, licensing and hosting services fees for an online campus; and
  design and development services fees to build online courses.

We enter into contracts with our customers to provide our online learning products and services. Our contracts typically have one to five year initial terms. Each contract is based on our standard form, customized for each customer, and specifies the products and services we will provide. These contracts specify the type and price of the online campus purchased and the number and price of online courses purchased, as well as the fees for student enrollments and any other services purchased.

We continue to improve our core online products: Campus Solutionssm and Teaching Solutionssm. Campus Solutions complements most aspects of an institution's physical presence with an online dimension, incorporating the customer's own unique look and feel into our campus portals that allow them to house and manage online courses, and provide access to the online community and organizations. Teaching Solutions includes eCoursesm, an online version of the traditional classroom course to students who might not otherwise have access, eCompanionsm, an online teaching supplement to enhance classroom-based courses, and eToolKitsm, a set of online tools to facilitate course administration. We also generate revenue from additional sources under our Service Solutionssm, Evaluation & Survey Solutions, and Content Solutions. These additional sources include:

  Technical consulting, instructional design and faculty training and support services; and
  eCourseEvaluationsm, a fully hosted application that supports evaluation administration, reporting and dissemination processes in a secure environment and eCampusSurveysm, for large-scale institutional research surveys.

In October 2001, we announced that our CampusPortalsm product completed a successful six-month beta trial. CampusPortal, the most comprehensive of our Campus Solutions tools, enables an institution to complement and connect most aspects of the physical campus online, including academic, administrative, social, and personal resources. We expect this product to supplement our other Campus Solutions products, however we do not anticipate a significant amount of revenue from this product until after 2001.

In 2001, we began offering a new campus pricing model for access to our campus software for new customers exclusively offering distance education and for existing customers as their contracts come up for renewal. Under this program, we generally charge: 1) a one time set-up and design fee to implement an online campus, 2) an annual license fee for access to our software, and 3) an annual hosting fee. Lastly, we charge an annual maintenance fee to manage the online campus during the term of the agreement.

As we expected, development revenue has continued to grow in 1999, 2000 and 2001, and student fees have become a larger percentage of total revenue as the number of online courses offered by our customers and the number of students enrolled in those courses continue to increase. We expect this trend in our revenue mix to continue. As our pricing and product mix change, and as our customers' online programs grow and mature, we anticipate that student enrollments will increase, with resulting increases in student fee revenue. However due to volume discounts that we offer in our standard pricing, the increases in student fee revenue may not be directly proportional to the anticipated increases in student enrollments.

In late 2000, we released a new version of our course delivery software that includes more robust self-authoring tools, designed to allow customers to easily develop their own online courses without needing HTML or other programming knowledge. This year, we released a new version of our campus software that will allow campus administrators to make certain changes to their virtual campuses without assistance. Accordingly, we began offering new services for fees, including the complete design and development of an online course. This service includes complete design and development of the online course by eCollege, subject to our customer's approval, and is differentiated from our standard course development services where our customers lead the course design and development efforts, and we support their efforts. We are also offering course audit services, a comprehensive review and analysis of online courses, along with recommended modifications and improvements.

With the ease of use features and improved self-authoring functionality of these products, we have seen and may continue to see customers update their own online campuses and self-design and develop online courses, resulting in lower development revenue from our campus and course development services. However, we expect our customers to continue to add additional courses, which are either self-authored or developed by us, and for students to enroll in these additional courses (which are hosted by us), thereby increasing our student fee revenue.

In October 1998, we were awarded a grant of approximately $1,859,000 by the National Institute of Standards and Technology, or NIST, a department of the U.S. Department of Commerce. We are entitled to receive payments under the grant as we perform research related to automated course content creation and organization, and tutoring delivery systems. Maximum payments under the NIST grant are $713,000 in 1999, $583,000 in 2000 and $563,000 in 2001. However, pursuant to an amendment to the NIST grant, $262,000 of previously unspent grant funds are also available in 2001. Pursuant to the terms of the NIST grant, work must be performed at a prescribed format and pace. We believe we will be able to perform under the terms of the NIST grant, however, there is no assurance we will continue to receive payments under the NIST grant or that we will receive the maximum payments under the NIST grant. This grant expires at the end of January 2002. While we have applied for an extension of this grant, we believe that it is unlikely this grant will be extended due to current federal budget constraints. In the event that the NIST grant is not renewed, there would be no future revenue from NIST. However, we are currently exploring the commercial value of the technology developed under this grant. We do not expect that revenue from such grants will constitute a significant portion of our revenue in the future. We may apply for other grants in the future, although we have no present plans to do so. For the three months ended September 30, 2001 and 2000, we recognized revenue from the NIST grant of $195,638 and $187,859, respectively. For the nine months ended September 30, 2001 and 2000, we recognized revenue of $555,080 and $370,537, respectively.

Revenue Recognition

As stated in Note 3 in the Notes to Unaudited Condensed Financial Statements, we adopted the Securities and Exchange Commission's Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," which provides guidance on revenue recognition for public companies, effective January 1, 2000. As a result, the Company reviewed the terms of its current contracts and determined that the provisions of SAB 101 materially impact the Company's revenue recognition for our campus and course development revenue, effectively deferring the recognition of such revenue. Under SAB 101, campus development fees are recognized from the campus launch date through the end of the contract period or the expected life of the customer relationship, whichever is greater. Typically, the recognition period is slightly less than three years. Annual fees for campus licenses, hosting and maintenance services are recognized on a straight-line basis over 12 months. Course development fees are recognized on a straight-line basis, generally over 12 months from the date the course is ordered by the customer, which approximates the period over which our services are provided. The 12-month period may change in the future based upon our experience of providing such services. Changes in our contract terms and expected contract life may also affect the period over which development fees are recognized.

Student fees are recognized on a straight-line basis over each course's specific academic term. All other revenue sources are recognized over the length of the service period (e.g., annual maintenance fees) or are recognized over the period of the performance of the service (e.g., consulting).

Seasonality

Due to the seasonality inherent in the academic calendar that typically consists of three academic terms, we experience fluctuations in our sequential quarterly results. We typically have lower revenue in the summer academic term, which spans the second and third calendar quarters. We also experience quarter-to-quarter fluctuations due to our customers' plans for online campus and course development. Due to the change in our method of recognizing revenue from campus and course development fees as of January 1, 2000, these fluctuations in our revenues will diminish, but still occur due to the significance and seasonality of our student fee revenue. Our operating expenses are relatively fixed in nature and seasonal fluctuations in revenue will result in seasonal fluctuation in our operating results. As a result, sequential quarter-to-quarter financial results are not directly comparable.

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

As of March 31, 2001, the Company had capitalized $3,763,507 of costs related to development of its CampusPortal product. In April 2001 the CampusPortal software was determined to be ready for its intended use and accordingly, $627,251 of amortization has been recorded as of September 30, 2001 and included in cost of revenue.

Realization of the Company's capitalized software development costs is dependent upon generating revenue from the related software products and services during the useful life of such capitalized software. It is reasonably possible that a review of the recorded amount of capitalized software development costs in the future could indicate that they are impaired, and the amount of impairment could be significant. Additionally, technology used by the Company and its customers can be subject to significant changes as new technology and software products are introduced into the marketplace by others. Because of the volatility of the technological environment, it is reasonably possible that a change in technology strategy by the Company could result in a conclusion that all or a portion of the recorded balance is impaired.

We expect that our cost of revenue will continue to decline in the future as a percent of revenue. We anticipate experiencing this decline as we achieve operating efficiencies, since many of these costs do not increase in direct proportion to our revenue, and as our revenue mix changes to be more heavily weighted towards student and license fees which have a lower cost than revenue derived from our service offerings.

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

Funds granted include both marketing funds and educational support funds. Marketing funds are reimbursed to our customers based on demonstration of payment for approved marketing activities. These expenses are recorded as marketing expenses as we estimate they are incurred by our customers. Educational support funds consist of faculty stipends and technology and travel funds, and are considered contract costs. To date, we have granted approximately $7.5 million, which consists of $5.8 million in educational support funds and $1.7 million in marketing funds. Pursuant to the terms of the grants, funds are paid to our customers after they have provided evidence of payment for appropriate expenditures. Since the Grant Program's inception, we've made disbursements under the Grant Program of approximately $2.9 million for costs such as faculty stipends to generate digital course content, technology and travel funds and $800,000 for marketing funds. If contract costs, including appropriate educational support funds, are in excess of the revenue guaranteed under a grant agreement, such excess is expensed in the quarter in which the excess is first identified. For the year ending December 31, 1999, the Company recognized such a loss of $2,438,055. As we recognize revenue under these contracts, the grant loss reserve is reduced such that our gross margin related to this revenue is zero. This reduction is reflected in Cost of Revenue and was $112,436 and $939,500 for the three and nine months ended September 30, 2001, respectively. The remaining estimated grant loss reserve at September 30, 2001 is $543,669 and is included in Grant Liabilities on the balance sheet. The determination of the grant loss requires management to make estimates and assumptions regarding the total amount of costs to be incurred. These estimates and assumptions may change and affect the reported amounts of the liability on the date of the financial statements and the reported amount of expenses during the reporting period. As contracts are completed, actual results could impact the amount of expenses in the current reporting period.

Results Of Continuing Operations

We have incurred significant losses since our inception, resulting in an accumulated deficit of $72,236,634, as of September 30, 2001. We believe that our revenue growth will continue in the year 2002 for the reasons discussed above. We have implemented efficiencies that should reduce our operating expenses and have also decreased the amount of discretionary marketing costs. At the same time we intend to continue to make investments in technology which may involve the development, acquisition or licensing of technologies that complement or augment our existing services and technologies. We also continue to invest in expanding and supporting our customer base and our market presence through our direct and indirect sales activities. We expect earnings before interest, taxes, depreciation and amortization ("EBITDA") to be approximately break even for the remainder of 2001, and positive on a quarterly basis by the first half of 2002, although there can be no guarantee thereof for reasons described in the first paragraph of this Item 2.

Three Months Ended September 30, 2001 and 2000

Revenue. Revenue increased 42% to $5,453,392 for the three months ended September 30, 2001 from $3,833,140 for the three months ended September 30, 2000. Increases in revenue are primarily due to an increase in the number of online courses offered as well as increased student enrollment in online courses. Third quarter revenue is impacted by both the Summer and Fall academic terms, which saw eCourse enrollment increases of 115% and 73%, respectively, from the same terms in the prior year. Student fees represented $3,439,579 and $2,186,878, or 63% and 57%, of total revenue for the three months ended September 30, 2001 and 2000, respectively. Campus and course development fees increased slightly and represented $1,304,853 and $1,271,731 of total revenue for the three months ended September 30, 2001 and 2000, respectively. Other revenue includes professional consulting service revenue of $382,589 and $133,110, and revenue from the NIST grant of $195,638 and $187,859, respectively, for these same periods.

Cost of Revenue. Cost of revenue increased to $3,473,643 for the three months ended September 30, 2001 from $3,326,866 for the three months ended September 30, 2000. Our cost of revenue increased primarily due to the amortization of $313,625 of internal-use software development costs related to our CampusPortal product previously capitalized and additional depreciation and occupancy costs related to cost of revenue of $196,767. The amount of expenses related to the Company's Grant Program increased by $173,111 to $561,998 from $388,887 for the three months ended September 30, 2001 and 2000, respectively. These increases were partially offset by decreases in our professional services costs. Professional services and account management personnel decreased to 122 at September 30, 2001 from 158 at September 30, 2000, as we were able to improve on our operating efficiencies.

Gross Margin. We experienced a positive gross margin of $1,979,749 for the three months ended September 30, 2001 as compared to a gross margin of $506,274 for the three months ended September 30, 2000. The favorable increase of $1,473,475 in gross margin was primarily due to the 57% increase in our student fees, which have a higher contribution margin, as well as improved utilization of our professional services staff and realization of operating leverage on our fixed expenses as our revenues increase.

Product Development. Product development expenses decreased to $1,067,609 for the three months ended September 30, 2001 from $2,471,273 for the three months ended September 30, 2000. The decrease was primarily due to less external consulting costs incurred during the quarter ended September 30, 2001 while we continue to design product tools that enable our customers to easily develop their own online courses and to make their own changes to their virtual campuses. The number of product development personnel decreased to 48 at September 30, 2001 from 63 at September 30, 2000.

Selling and Marketing. Selling and marketing expenses decreased to $1,459,547 for the three months ended September 30, 2001 from $2,798,688 for the three months ended September 30, 2000. The decrease was primarily due to decreases in advertising and marketing personnel salaries and benefits expense. Marketing costs associated with the Grant Program were $360,500 less than in the same period last year. Our selling personnel remained relatively constant, as we had 39 employees at September 30, 2001 and 40 at September 30, 2000. Marketing personnel decreased to 14 at September 30, 2001 from 30 at September 30, 2000.

General and Administrative. General and administrative expenses decreased to $1,767,071 for the three months ended September 30, 2001 from $2,284,756 for the three months ended September 30, 2000. The decrease was primarily due to a decrease in costs in the executive area. The number of general and administrative personnel as of September 30, 2001 was 38, as compared to 51 as of September 30, 2000.

Since inception, we have incurred aggregate deferred compensation of $4,286,631 in connection with the grant of options to employees. We have recorded this amount as a reduction to equity and are amortizing this amount to compensation expense over the vesting period of such options, which ranges from two to three years. Deferred compensation is reduced for forfeited option grants. We have also recorded stock-based deferred compensation cost of $142,500, based upon the fair market value of the 50,000 shares of restricted common stock issued to our Executive Vice President and Chief Financial Officer, Mr. Kelsall, on June 21, 2001. The deferred compensation cost will be amortized on a straight-line basis over the remaining service period. During the three months ended September 30, 2001 and 2000, we have recognized compensation expense in the amount of $224,844 and $254,689, respectively. The majority of compensation expense related to such options and restricted common stock is included in general and administrative expense. However, a portion of such compensation expense has been allocated to cost of revenue, selling and marketing expense and product development expense, as appropriate.

Other General and Administrative. Other general and administrative expenses for the three months ended September 30, 2000 of $2,570,408 reflect the fair market value of options issued to a non-employee investment partnership for the services of our Chief Executive Officer, Mr. Thorne. No such expenses were incurred during the three months ended September 30, 2001.

Other Income (Expense). Interest and other income, which consists primarily of interest earnings on our cash and cash equivalents and short-term investments, decreased to $163,277 for the three months ended September 30, 2001 from $593,758 for the three months ended September 30, 2000. This decrease is primarily due to a decrease in cash invested as a result of the use of such cash in our operations. Interest expense, primarily related to our capital lease lines of credit and borrowings on our revolving line of credit, was $68,318 for the quarter ending September 30, 2001. Interest expense, primarily resulting from amortization of warrants and prepaid fees associated with establishing and renewing the line of credit entered into in 1999 was $108,721 for the quarter ending September 30, 2000. Other expense of $136,015 represents the net realized losses on sales of our short-term investments during the three months ended September 30, 2001. As a result of a change in our investment policy during the third quarter of 2001 to limit risk exposure, all of our invested cash is in money market accounts as of September 30, 2001, therefore we do not anticipate incurring such losses in the future.

Net loss. Our net loss decreased to $2,355,534, or $0.15 per share, from $9,133,814, or $0.57 per share, for the three months ended September 30, 2001 and 2000, respectively.

Nine Months Ended September 30, 2001 and 2000

Revenue. Revenue increased 63% to $14,293,586 for the nine months ended September 30, 2001 from $8,760,189 for the nine months ended September 30, 2000. Increases in revenue are primarily due to an increase in the number of online courses offered as well as increased student enrollment in online courses. Revenue for the nine months ended September 30, 2001 is impacted greatly by eCourse student enrollments, which increased approximately of 103%, from the same academic terms in the prior year. Student fees represented $9,412,875 and $4,882,536 of total revenue for the nine months ended September 30, 2001 and 2000, respectively. Campus and course development fees represented $3,448,952 and $3,072,347 of total revenue for the nine months ended September 30, 2001 and 2000, respectively. Other revenue includes professional consulting service revenue of $571,233 and $321,115, and revenue from the NIST grant of $555,080 and $370,537, respectively, for these same periods.

Cost of Revenue. Cost of revenue increased to $10,669,940 for the nine months ended September 30, 2001 from $8,993,810 for the nine months ended September 30, 2000. Our cost of revenue increased primarily due to the amortization of $627,251 of software development costs related to our CampusPortal product previously capitalized and additional depreciation and occupancy costs related to cost of revenue of approximately $634,910. We also had an increase of information technology expenses associated with hosting our customers' programs. The amount of expenses related to the Company's Grant Program also increased by $541,654 to $1,259,763 from $718,109 for the nine months ended September 30, 2001 and 2000, respectively.

Gross Margin. We experienced a positive gross margin of $3,623,646 for the nine months ended September 30, 2001 as compared to a negative gross margin of $233,621 for the nine months ended September 30, 2000. The favorable increase of $3,857,267 in gross margin was primarily due to the 93% increase in our student fees, which have a higher contribution margin, as well as improved utilization of our professional services staff and realization of operating leverage on our fixed expenses as our revenues increase.

Product Development. Product development expenses decreased $1,063,862 to $3,798,884 for the nine months ended September 30, 2001 from $4,862,746 for the nine months ended September 30, 2000. The decrease was primarily due to less external consulting costs incurred during the nine months ended September 30, 2001 while we continue to design product tools that enable our customers to easily develop their own online courses and to make their own changes to their virtual campuses. We also capitalized $622,395 of internal-use software development costs related to our CampusPortal product during the first nine months of 2001, compared to the $2,067,237 capitalized during the same period last year. Therefore, we had a total of $4,421,279 in product development expenditures during the nine months ended September 30, 2001.

Selling and Marketing. Selling and marketing expenses decreased to $5,720,138 for the nine months ended September 30, 2001 from $8,265,696 for the nine months ended September 30, 2000. The decrease was primarily due to decreases in advertising and marketing personnel salaries and benefits expense. Marketing costs associated with the Grant Program were $918,500 less than in the same period last year.

General and Administrative. General and administrative expenses decreased to $5,542,748 for the nine months ended September 30, 2001 from $7,527,524 for the nine months ended September 30, 2000. The decrease was due in large part to a decrease in amortization of deferred compensation of approximately $970,000 due to employee terminations, as well as decreases in executive compensation and severance, and other cost savings due to improved efficiencies.

Other General and Administrative. Other general and administrative expenses for the nine months ended September 30, 2000 of $2,570,408 reflect the fair market value of options issued to a non-employee investment partnership for the services of our Chief Executive Officer, Mr. Thorne. No such expenses were incurred during the nine months ended September 30, 2001.

Other Income (Expense). Interest and other income, which consists primarily of interest earnings on our cash and cash equivalents and short-term investments, decreased to $707,601 for the nine months ended September 30, 2001 from $1,975,453 for the nine months ended September 30, 2000. This decrease is primarily due to a decrease in cash invested as a result of the use of such cash in our operations. Interest and other expenses decreased slightly for the nine months ended September 30, 2001 compared to the same period in 2000. Other expense of $151,449 is primarily due to the net realized losses on sales of our short-term investments during the nine months ended September 30, 2001. As a result of a change in our investment policy during the third quarter of 2001 to limit risk exposure, all of our invested cash is in money market accounts as of September 30, 2001, therefore we do not anticipate incurring such losses in the future.

Net loss. Our net loss before the cumulative effect of a change in accounting principle decreased to $11,087,834, or $0.68 per share, from $21,710,788, or $1.40 per share, for the nine months ended September 30, 2001 and 2000, respectively. Effective January 1, 2000, the Company recorded a $1,205,038 one-time cumulative adjustment in response to the SEC's SAB 101. Therefore, our net loss decreased to $11,087,834, or $0.68 per share, from $22,915,826, or $1.47 per share, for the nine months ended September 30, 2001 and 2000, respectively.

Liquidity and Capital Resources

The Company's cash and cash equivalents increased $9,033,891 from $7,556,313 at June 30, 2001, to $16,590,204 at September 30, 2001. The Company's cash and cash equivalents increased $4,298,04 from $12,292,162 at December 31, 2000, to $16,590,204 at September 30, 2001. The increase from December 31, 2000 was primarily due to cash proceeds from sales of marketable securities of $22,129,036 and cash provided by financing activities of $711,185, partially offset by cash used in operating activities of $11,352,620 and purchases of marketable securities of $5,998,788.

We have financed the majority of our operations through the issuance of equity securities. We have sold common stock and preferred stock generating aggregate proceeds of $84,964,012 from inception through September 30, 2001, including our initial public offering.

In January 2000, we received net proceeds of $5,115,000 from the exercise of the underwriters' over-allotment option in connection with our initial public offering. The amount received was net of the estimated underwriting offering expenses.

The Company leased $2,244,057 of equipment under a $2,500,000 sale-leaseback agreement entered into in the second quarter of 2000. At the end of the initial 36-month lease term, the Company will purchase the equipment for 8.5% of the amount drawn.

As of September 31, 2001, the Company has leased $455,432 of equipment under a $1,500,000 sale-leaseback agreement entered into in the second quarter of 2001, and therefore has $1,044,568 available under the new agreement. At the end of the initial 36-month lease term, the Company will purchase the equipment for 8.25% of the amount drawn.

The lease agreements contain certain financial covenants. The Company was out of compliance with the quick ratio covenant as of June 30, 2001. However, the Company received a written waiver of the covenant as of June 30, 2001 and the covenant was subsequently amended during the third quarter of this year to exclude deferred revenue in the calculations. The Company was in compliance with all financial covenants as of September 30, 2001. These leases are treated as capital leases for accounting purposes.

The Company has a $2,500,000 revolving line of credit with a maturity date of March 30, 2002. The facility is secured by all of our assets. The facility contains covenants limiting our ability to obtain additional debt financing and to enter into mergers and acquisitions and certain financial covenants. The Company was out of compliance with the quick ratio covenant as of June 30, 2001. However, the Company received a written waiver of the covenant as of June 30, 2001 and the covenant was subsequently amended during the third quarter of this year to exclude deferred revenue in the calculations. The Company was in compliance with all financial covenants as of September 30, 2001. The interest rate on the revolving line of credit is an adjustable rate of prime plus 1.25%, which was 6.00% as of September 30, 2001. In December 2000, the Company drew $2,000,000 from the revolving line. The entire $2,000,000 draw was paid back in January 2001. In June 2001, the Company drew $2,360,050 from the revolving line and paid the entire amount back in July 2001. In September 2001, the Company drew $2,500,000 from the revolving line which remained outstanding at September 30, 2001. The entire $2,500,000 draw was subsequently paid back in October 2001.

We used the net proceeds from our equity financings for funding capital expenditures and supporting sales, marketing, product development activities, expanding our data center, investing in short-term marketable securities with maturities of one year or less, enhancing new accounting and financial information systems and for other expenses associated with our growth.

We expect our current cash, cash equivalents and short-term investments, together with cash generated from operations, to meet our working capital and capital expenditure requirements for at least the next twelve months. Because we expect to incur a net loss for the remainder of the current year, our cash and cash equivalents are expected to decrease as necessary to fund such losses.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position, operating results or cash flows due to adverse changes in financial market prices and rates. The Company is, or may become, exposed to market risk in the areas of changes in United States interest rates and changes in foreign currency exchange rates as measured against the United States dollar. These exposures are directly related to our normal operating and funding activities. Historically and as of September 30, 2001, we have not used derivative instruments or engaged in hedging activities.

Additionally, the Company does not have significant exposure to changing interest rates on invested cash, which was $12,946,406 at September 30, 2001. Historically we have invested available cash in money market accounts, certificates of deposit and investment grade commercial paper that generally had maturities of three months or less, as well as debt securities of United States government agencies and corporate bonds. Our short-term investment portfolio is managed on a discretionary basis by a third party, subject to our investment policy. The Company's investment policy requires that its investment portfolio be limited to investment securities of less than one year in maturity. Furthermore, as a result of a change in the Company's investment policy during the third quarter of 2001 to limit risk exposure, all of our invested cash is in money market accounts as of September 30, 2001. As a result, the interest rate market risk implicit in these investments at September 30, 2001, is low. However, factors influencing the financial condition of security issuers may impact their ability meet their financial obligations and could impact the realizability of our security portfolio. The Company has not undertaken any other interest rate market risk management activities.

Included in the results of operations for the three and nine month periods ending September 30, 2001 are net realized losses of $136,015 and $151,371, respectively. These losses are primarily due to the $171,627 loss sustained upon the sale of our investment in a commercial bond issued by Southern California Edison. Due to certain circumstances related to the State of California's regulatory environment, the fair value of our investment in the Southern California Edison bond had declined from its original purchased cost of $1,276,750, and we believe that the future value of these bonds continue to be uncertain. Therefore, the Company elected to sell these bonds to reduce the risk in our investment portfolio.

A hypothetical ten percent change in market interest rates over the next year would not have a material effect on the fair value of the Company's debt instruments or its cash equivalents nor would it materially impact the Company's earnings or cash flow associated with the Company's cash investments. Although the Company's revolving line of credit bears interest at an adjustable rate of prime plus 1.25%, a hypothetical ten percent change in the market rates as of September 30, 2001 would not have a material effect on the Company's earnings and cash flows in 2001, as the entire borrowings outstanding at December 31, 2000, June 30, 2001 and September 30, 2001 were repaid on January 3, 2001, July 2, 2001 and October 1, 2001, respectively.

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

The net offering proceeds to the Company were $56,265,000, of which $5,115,000 related to the exercise of 500,000 shares of the underwriters' over-allotment option on January 13, 2000. As of September 30, 2001, we have used approximately: $7,119,000 to repay bank debt; $26,383,000 to fund operations and provide working capital; and $3,621,000 to purchase computer equipment, software, furniture and fixtures. None of the net proceeds of the offering were paid directly or indirectly to any of our directors, officers, general partners or their associates, or persons owning 10% or more of any class of our equity securities. We expect to use the remainder of the proceeds for working capital and general corporate purposes.

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

Exhibit Number		Description
_________		_____________________________________
3.1	*	Second Amended and Restated Certificate of Incorporation.
3.4	*	Amended and Restated Bylaws.
4.1	*	Specimen Common Stock Certificate.
10.1	**	Separation Agreement and Release Between Rob Helmick and Company.
10.2	***	Registration Agreement between Company and Blumenstein/Thorne Information Partners I, L.P.
10.3	***	Stock Option Agreement between Company and Blumenstein/Thorne Information Partners I, L.P.
10.5	*	Amended and Restated Shareholders Agreement made as of December 21, 1998, by and among the Registrant and each of the Parties listed on the Schedules attached thereto.
10.6	*	Form of Indemnification Agreement by and between the Company and its outside directors.
10.9	*	Form of Common Stock Purchase Warrant expiring June 11, 2000, issued pursuant to the Unit Purchase Agreement dated June 11, 1997.
10.13	*	Lease Agreement dated May 10, 1999 between Kennedy Center Partnership and the Company.
10.14	*	Lease Agreement dated May 10, 1999 between Kennedy Center Partnership and the Company.
10.15	*	1999 Employee Stock Purchase Plan.
10.16	*	1999 Stock Incentive Plan.
10.17	*	Employment Agreement dated as of April 12, 1999 between the Company and Charles P. Schneider.
10.18	*	Employment Agreement dated as of August 9, 1999 between the Company and Douglas H. Kelsall.
10.19	*	Amendment to Amended and Restated Stockholders Agreement.
10.20	*	Warrant to Purchase Common Stock issued October 21, 1999.
10.21	*	U.S. Department of Commerce Financial Assistance Award.
10.22	****	Amendment to Employment Agreement dated as of March 12, 2001 between the Company and Charles P. Schneider.
10.23	****	Amendment to Employment Agreement dated as of March 12, 2001 between the Company and Douglas H. Kelsall.
10.24	****	Employment Agreement, as amended, dated as of November 5, 1999 between the Company and Robert Haimes.
10.25	****	Employment Agreement, as amended, dated as of November 4, 1998 between the Company and Mark Brodsky.
10.26	*****	Employment Agreement, as amended, dated as of November 29, 2000 between the Company and Nancy Roecker.
10.27	******	Severance Agreement, as amended, dated as of July 3, 2001 between the Company and Charles P. Schneider.
10.28		Employment Agreement dated as of July 31, 2001 between the Company and Steven P. Lindauer.
________
	*	Incorporated by reference from the Company's Registration Statement on Form S-1 (File No. 333-78365).
	**	Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2000.
	***	Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2000.
	****	Incorporated by reference from the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2001
	*****	Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2001.
	******	Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2001.

(b) The Company did not file any reports on Form 8-K during the three months ended September 30, 2001.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in Denver, Colorado, on this 13th day of November, 2001.

eCollege.com
/s/ Oakleigh Thorne
_____________________________
Name: Oakleigh Thorne
Title: Chief Executive Officer and Chairman of the
Board of Directors (principal executive officer)

/s/ Douglas H. Kelsall
_____________________________
Name: Douglas H. Kelsall
Title: Chief Financial Officer and Treasurer
(principal financial officer)

/s/ Linda Schmehl
_____________________________
Name: Linda Schmehl, C.P.A.
Title: Chief Accounting Officer