Form 10-K
period 2001-12-31
ECOLLEGE COM
filed 2002-03-28
CIK 1085653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
For fiscal year ended December 31, 2001

OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ______________

Commission file number 000-28393
eCollege.com
(Exact name of registrant as specified in its charter)

Delaware	84-1351729
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)
10200 A East Girard Avenue, Denver, Colorado	80231
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code (303) 873-7400
Securities registered pursuant to Section 12(b) of the Act: None.

Securities to be registered pursuant to Section 12(g) of the Act:
Common Stock
(Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ] No

Indicated by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of March 8, 2002 was approximately $37,398,478.

As of March 8, 2002 16,329,671 shares of our common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

[None]

FORM 10-K

For the Year Ended December 31, 2001

TABLE OF CONTENTS

PART I

This Annual Report on Form 10-K contains forward-looking statements based on our current expectations about our Company and our industry. You can identify these forward-looking statements when you see us using words such as "expect," "anticipate," "estimate," "plan," "believe" and other similar expressions. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of, among other things, the factors described in the Management's Discussion and Analysis of Financial Condition and Results of Operations, Risk Factors and elsewhere in this report, and in the Company's other SEC filings. We undertake no obligation to publicly update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

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

Our objectives are to be the leading provider of asynchronous, instructor-led teaching technology used in education, and for our services to be the highest standard in the industry. Our strategy to achieve these objectives includes providing the leading eTeaching platform for teaching and learning in distance and on-campus education; providing key front-office transactions between educators and their students; and providing additional new self-service tools that allow customers to deploy our product without substantial involvement from our staff. Our primary market is colleges and universities in the United States and Canada. Our secondary markets include K-12 schools, corporations focused on continuing education and corporate training, and international customers.

Our Solution

Our products and services are designed to be flexible to meet the online learning needs of our primary market. As an application service provider, we provide our customers access to our software products, consisting of online campuses, courses, and course supplements, through hosting services in our reliable data center. We also provide services complementing our software including design, development, management and hosting of online campuses and courses, as well as ongoing administration, faculty and student support. Our suite of products and services enables customers to either completely outsource the development of their online campus and courses or to select individual products and services to meet their unique needs.

The eCollege online learning platform is designed to meet the teaching, campus community, administrative, evaluation and hosting needs of our customers and includes:

The eCollege SystemSM. The eCollege System, our services and software that create virtual campuses and courses, includes our campus delivery system, eCollege Campus SolutionsSM, our course delivery and course authoring system, eCollege Teaching SolutionsSM, our consulting, delivery and operational support services, eCollege Service SolutionsSM and eCollege Content SolutionsSM.

eCollege Campus Solutions. The eCollege Campus Solutions, consisting of eCollege CampusPortalSM and eCollege Gateway CampusSM, offer community, academic and administrative functions similar to a physical college campus. With our Campus Solutions, we can develop an online campus which replicates the key services of a physical campus, including admissions, registration, bookstore, library, academic advising, career counseling, student union, bursar's office and financial aid services. eCollege CampusPortal provides online campus services, online courses and course supplements, and online community access, and includes a web-based front-end to, and integration with, existing back-office systems for registrations, calendars, evaluations, personal homepages, bookstore and library, administrative student services, fee collections, academic advising, career counseling, financial aid, as well as departmental calendars, events, and college and university clubs and associations. The eCollege Gateway Campus provides online campus services, online courses and course supplements, and includes faculty and administrative services. Our customers can choose to add premium features such as streaming audio and video, interactive course catalogs, online admissions forms, and online registration to their eCollege Gateway Campus. Through our campus services offerings, customers receive administrative and implementation services such as campus design and implementation and integration with our customers' student information systems. All of our online campuses are designed to be easy to use and to reflect our customers' distinctive character and unique preferences.

eCollege Teaching Solutions. Through eCollege Teaching Solutions, our software for instruction delivery, we work with faculty to convert courses for online delivery and to provide online supplements for on-campus courses. The eCollege Teaching Solutions are comprised of eCollege eCourseSM and eCompanionSM. The eCollege eCourse and eCompanion products are the systems used for the delivery and management of courses over the Internet. eCollege eCourse includes applications necessary for course management, outlining assignments, facilitating class discussions, conducting lectures, testing, grading and interacting with and among students. eCollege eCompanion offers customers a choice of all of the functions of eCollege eCourse, and provides professors and instructors with the tools necessary to create an interactive online component to supplement traditional on-campus courses. Using eCollege Teaching Solutions, customers can create their own courses without any programming or HTML experience.

During 2001 we expanded and improved our Teaching Solutions product line, including the release of the next generation of our eLearning platform, eCollege AUSM. eCollege AU provides enhanced features with increased customization capabilities, usability and accessibility for our customers.

eCollege Service Solutions. We offer a suite of services designed to assist our customers in creating and delivering high quality online programs. eCollege Service Solutions include program consulting, delivery and operational support services. Program consulting services such as system analysis, strategic planning, enrollment marketing, technology implementation, and eCollege eCourseEvaluationSM and eCollege eCampusSurvey are all available to our customers. In addition, delivery of our platform in our highly reliable and scalable hosting environment results in maximum uptime and performance for our customers. We provide our customers full-time access to our hosted software in our data center environment, allowing customers to provide online learning programs through a standard web browser, including our 24x7 help desk for faculty, students and administrators. Operational support is available through our academic services offerings including: instructional design, course development, multimedia resources and faculty training. As part of our academic services, we provide the eTeaching InstituteSM, an online environment designed to educate faculty on the use of technology in the teaching process, and to assist faculty in building online courses. Through our Service Solutions, we provide our customers with a high level of individual support in creating and delivering their online programs.

eCollege eCourseEvaluation is a comprehensive Internet-based product that automates the entire course and instructor evaluation process. This is analogous to the traditional paper-based process where students complete "fill-in-the-bubble" forms at the end of their course. However, eCourseEvaluation provides institutions with a more flexible, efficient, and timely feedback system compared to the paper-based process. eCollege eCampusSurvey helps to create and manage all types of surveys that an institution may want to deploy (e.g. instructors, facilities, sports, politics, etc.) outside of a classroom.

eCollege Content Solutions. We partner with leading textbook and new media publishers to provide educators and students academically focused content resources. Incorporating material from our content partners enables educators to quickly create new courses or add engaging elements to existing courses, saving considerable development time.

We believe that our service offering is a key competitive advantage and will be an important factor in achieving market acceptance and maintaining long-term relationships with our customers. In addition, we offer self-authoring tools that allow our customers to change and update their online campuses and courses. In the alternative, we will implement changes and updates, as a service purchased by our customers, under hourly billing relationships or fixed price contracts.

Customers

We first began delivering our products and services in 1996 to the University of Colorado. As of December 31, 2001, the Company has contracts with 249 customers. Our customers include: Boston University, University of Colorado, Corinthian Colleges, Inc., University of Dallas, DeVry University, Inc., Eastern Michigan University, Illinois Virtual High School, Kentucky Virtual High School, University of Massachusetts - Amherst, National University, New England College of Finance, Rutgers University, University of South Alabama, Strayer University, and University of Wyoming. In addition, we have contracts with several providers of continuing education and corporate training. Sales to National University represented approximately 10% of the Company's revenue for 2001.

Our objectives are to continue to expand our presence within our primary market and to further develop our secondary markets. The key elements of our growth strategy are to:

Add Additional Colleges and Universities from our Primary Market. Using a focused regional approach, we are actively targeting more than 800 colleges and universities, all of which have a significant existing distance education program or show the potential to develop one. To generate qualified leads, we concentrate on selling to this market through our regional directors within the Sales Department and through direct marketing to key decision-makers, generally senior administrators, faculty and IT administrators. The regional directors will communicate our value proposition through sales tools and presentation material that demonstrate our superior technology and service offerings, the total cost of ownership for higher education institutions, and formulas for a successful online program.

Increase Course Offerings and Enrollments with Existing Customers. In order to increase the course offerings and student enrollments of our existing customers, we have assigned our account executives within the Sales Department to be responsible for all aspects of account management for our largest potential distance programs. Account executives are responsible for sales to existing customers by facilitating the addition of online programs for new schools or departments within an existing customer, and by promoting and selling additional online undergraduate and graduate degree programs and certificate programs to existing customers. Account executives are located regionally, allowing them to share formulas for success and valuable customer usage reports with existing customers on an on-going basis. This strategy will be further supported by our client service representatives and various marketing initiatives focused on establishing enterprise-wide relationships with our customers.

Increase On-Campus Adoptions to Solidify and Grow Distance Education Relationships. In order to protect and further penetrate the distance education market, we feel it is important to develop a greater presence in the lower-margin on-campus market for key customers. To accomplish this, we have begun offering our on-campus product and service offerings at significantly reduced prices for customers who demonstrate a commitment to building or maintaining a large distance education program. This pricing strategy is designed to make our offerings attractive for both on-campus and distance education programs. It will also encourage further familiarity of our Teaching Solutions software with faculty that may wish to teach online. We will also continue to expand our product offerings, including increasing the flexibility of how our products may be deployed. We feel that this flexibility will be attractive to customers who choose to host portions of their eLearning solutions locally.

Add Additional Customers in our Secondary Markets. We have sales representatives solely focused on virtual high schools and K-12 school districts that have a desire to provide access to students through an online environment. In addition, we are working with our college and university customers to deploy their corporate training course content directly to corporations. We also have personnel responsible for developing business in select international markets.

Sales And Marketing

Sales. We target prospective customers in our primary market in the United States and Canada. As of March 8, 2002 we have a sales force of 27 individuals, most with a background in education and/or technology. Our sales force is compensated with a combination of salary and commissions. We divide the United States and Canada into two geographic areas, each managed by a regional vice president who is responsible for several smaller geographic territories. These territories are covered by regional directors and account executives who are located within the territories they serve.

Our regional directors focus exclusively on prospecting, selling and closing deals for large distance programs within a clearly defined target account list for each geographic region. Account executives are responsible for leveraging the satisfaction of our contacts within existing programs to encourage the addition of online programs for new schools or departments within customers' institutions. Account executives also promote and sell additional products and service offerings to our customers' existing programs.

We have recently discontinued our inside sales team within the Sales Department. Going forward, our regional directors will have the responsibility to qualify leads and introduce eCollege to prospective customers. We feel that this approach will allow the regional directors to establish strong relationships with key decision makers of the potential customers at an earlier stage in the sales process.

Marketing. Historically, we have marketed our technology and services through a combination of print and online media advertising, trade shows and direct marketing. Our website has been designed as one of our primary marketing communications tools, incorporating a free trial of the eCollege System, information on industry news and trends, and other important events in online learning. We have also advertised in industry periodicals such as The Chronicle of Higher Education to address key decision-makers in our target market. We also use advertising media to promote online learning and our customers' programs to further increase online student enrollments. We are currently focusing our marketing activities to include more direct marketing to decision-makers in our target markets and continuing to strengthen our brand identity by participating in trade shows, conferences and executive speaking engagements. Finally, we hold online learning symposiums to build market awareness and identify qualified prospects.

Technology

Our technology strategy is to employ the best available software on stable and scalable platforms. All of our software products contain our proprietary software, which we have created using a combination of our custom software and widely-available software products we license from third parties. To create the custom components of our software, we employ Microsoft's most current and commonly used Internet programming technologies, allowing applications to communicate and share data over the Internet. We rely on copyrights, trademarks, trade secret laws, and employee and third-party non-disclosure agreements to protect our proprietary software.

Because our current business depends on our ability to host web-based software applications for our customers, one of our primary technical goals is to provide a highly reliable, fault tolerant system. To do so, we have made substantial investments in systems monitoring, fault handling, technology redundancy and other system uptime enhancements. For example, we continuously monitor our customers' websites and our own core systems. All of our primary servers contain fault-tolerant disk storage technology, backup network cards and power supplies which eliminate the possibility of a single point of failure in our servers and reduce downtime. Our database servers contain the latest clustering technology that uses a combination of scalable hardware and Microsoft software technologies. Finally, we maintain sophisticated "firewall" technology to prevent access by unauthorized users and to minimize known vulnerabilities to system security.

Our products are delivered to our customers from a network of centralized web servers. Our web servers are located in three commercial data centers, commonly known as web "server farms," which provide us with scalable, high bandwidth Internet connections. Our primary facility is co-located at ViaWest Internet Services, Inc. and our back-up facilities are located at eCollege's headquarters. Having multiple data centers provides us with the capability to survive a catastrophic failure of a data center. Our investment in our technology allowed us to deliver 99.97% internal system availability to our customers during 2001. We also believe that our target market is interested in highly reliable and scalable solutions for implementation of our software that can be locally-hosted and we expect that certain aspects of our software will be installed in our customers' data centers in the future.

Competition

The online learning market is quickly evolving and is subject to rapid technological change. The market is highly fragmented with no single competitor accounting for a dominant market share. We believe that the principal competitive factors in our market include:

  the ability to provide high quality online learning, meeting the needs of colleges, universities, K-12 schools and corporations, as well as students;

  adaptability, scalability and ability to integrate other technology-based products;

  reliability, with up-time being the significant measure of performance;

  the ability to offer a full complement of products, services, and hosting capabilities as a single-source provider;

  quality of implementation and support teams;

  pricing; and

  company reputation.

Our competitors vary in size and in the scope and breadth of the products and services they offer. Some colleges and universities construct online learning systems utilizing in-house personnel and create their own software or purchase software components from a vendor. Therefore, we face significant competition from a variety of companies including software companies with specific products for the college and university market and service companies who specialize in consulting, system integration and support in the eLearning industry. Other competitors in this market include a wide range of education and training providers. These companies use video, cable, correspondence, CD-ROM, computer-based training, and online training.

Seasonality

Due to seasonality inherent in the academic calendar, which typically consists of three academic terms, as well as our customers' plans for online campus and course development, we experience fluctuations in our sequential quarterly results. We typically have lower student fee revenue in the summer academic term which spans the second and third calendar quarters. Our operating expenses are relatively fixed in nature and seasonal fluctuations in revenue will result in seasonal fluctuation in our operating results. As a result, sequential quarter-to-quarter financial results are not directly comparable.

Trademarks And Proprietary Rights

We regard our copyrights, trademarks, servicemarks, trade dress, trade secrets and similar intellectual property as critical to our success. The Company relies upon federal statutory and common law copyright and trademark law, trade secret protection and confidentiality and/or license agreements with its employees, customers, partners and others to protect its proprietary rights. We have applied for registration in the United States for certain of our servicemarks, including eCollegeSM, eCollege eCompanionSM, eCollege Teaching SolutionsSM, eCourseEvaluationSM, and eCollege Service SolutionsSM. We will continue to evaluate the registration of additional servicemarks as appropriate.

Employees

As of March 8, 2002 we employed 223 people: 100 employees engaged in customer service, academic services and implementation; 37 employees engaged in sales and marketing; 49 employees engaged in product development; and 37 employees engaged in general administrative and management, including staff to maintain our corporate network and business development. None of our employees are subject to any collective bargaining agreements, and we consider our relations with our employees to be good.

ITEM 2. PROPERTIES

Our corporate headquarters are located in Denver, Colorado. The headquarters facility encompasses approximately 69,000 square feet and is leased under two separate leases which expire on June 30, 2002 and April 30, 2003, respectively. In February 2002, we signed a Letter of Intent to lease approximately 47,000 square feet of space at a new headquarters facility in Denver beginning in July 2002. This new facility will replace our existing facilities as our current office leases expire. We believe our planned facilities are adequate for our current requirements and that additional space can be obtained on commercially reasonable terms to meet future requirements.

ITEM 3. LEGAL PROCEEDINGS

The Company is exposed to asserted and unasserted legal claims encountered in the normal course of business. We believe that the ultimate resolution of any such matters will not have a material adverse effect on the operating results or the financial position of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of 2001, the Company did not submit any matters for a vote by the Company's stockholders.

PART II

ITEM 5. MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

eCollege's common stock has been traded on the NASDAQ Stock Market under the symbol "ECLG" since December 15, 1999. The following table sets forth the high and low sales prices of the Company's common stock for the periods indicated and are as reported on the NASDAQ Stock Market.
	High	Low
Year ended December 31, 2000
1st Quarter	$12.88	$ 6.63
2nd Quarter	$ 7.19	$ 2.63
3rd Quarter	$ 8.25	$ 3.75
4th Quarter	$ 8.06	$ 2.81
Year ended December 31, 2001
1st Quarter	$ 7.22	$ 1.88
2nd Quarter	$ 3.39	$ 2.00
3rd Quarter	$ 4.85	$ 2.98
4th Quarter	$ 4.01	$ 2.00

The closing price on March 8, 2002 was $2.90.

As of March 8, 2002, there were approximately 126 stockholders of record of our common stock.

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

Changes in Securities and Use of Proceeds

On December 15, 1999, the Company consummated its initial public offering of its common stock. The registration statement relating to the offering (File No. 333-78365) was declared effective on December 14, 1999. The Company registered and sold a total, including the underwriter's overallotment in January 2000, of 5,500,000 shares with an aggregate registered price of $60,500,000. At the time of the initial public offering, 4,150,402 shares of the Company's Series A, B, and C preferred stock were converted to 4,150,402 shares of common stock.

The net offering proceeds to the Company were $56,265,000, of which $5,115,000 related to the exercise of 500,000 shares of the underwriters' over-allotment option on January 13, 2000. As of December 31, 2001, we have used approximately: $2,050,000 to repay bank debt; $35,683,000 to fund operations and provide working capital; and $5,940,000 to purchase computer equipment, software, furniture and fixtures. None of the net proceeds of the offering were paid directly or indirectly to any of our directors, officers, general partners or their associates, or persons owning 10% or more of any class of our equity securities. We expect to use the remainder of the proceeds for working capital and general corporate purposes.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth our summary financial data. You should read this information together with the Financial Statements and the Notes to those statements beginning on page 46 of this Annual Report on Form 10-K and the information under "Selected Financial Data" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Please see Note 3 in the Notes to Financial Statements for further discussion of the change in accounting principle implemented by the Company effective January 1, 2000.
	Years Ended December 31,
	2001	2000	1999	1998	1997
	(In thousands, except share and per share data)
Statement of Operations Data:
Revenue:
Student fees	$ 13,054	$ 7,037	$ 2,300	$ 579	$ 400
Campus and course development fees	4,417	4,325	1,950	1,086	628
Other	2,376	1,177	401	-	-
	__________	__________	__________	__________	__________
Total revenue	19,847	12,539	4,651	1,665	1,028
Cost of revenue	13,840	12,650	10,381	2,065	528
	__________	__________	__________	__________	__________
Gross profit (loss)	6,007	(111)	(5,730)	(400)	500
Operating expenses:
Product development	4,810	7,133	2,256	1,099	212
Selling and marketing	7,147	10,587	7,243	3,394	106
General and administrative	6,718	9,435	5,930	2,509	768
Other general and administrative expense	-	2,570	-	-	-
	__________	__________	__________	__________	__________
Total operating expenses	18,675	29,725	15,429	7,002	1,086
	__________	__________	__________	__________	__________
Net loss from operations	(12,668)	(29,836)	(21,159)	(7,402)	(586)
Other income (expense), net	331	2,154	351	112	(29)
	__________	__________	__________	__________	__________
Net loss before cumulative effect of change in accounting principle	(12,337)	(27,682)	(20,808)	(7,290)	(615)
Cumulative effect of change in accounting principle	-	(1,205)	-	-	-
	__________	__________	__________	__________	__________
Net loss from continuing operations	$ (12,337)	$ (28,887)	$ (20,808)	$ (7,290)	$ (615)
	======	======	======	======	======
Net loss from continuing operations applicable to common stockholders	$ (12,337)	$ (28,887)	$ (23,225)	$ (7,993)	$ (674)
	======	======	======	======	======
Basic and diluted net loss from continuing operations per common share before cumulative effect of change in accounting principle	$ (0.76)	$ (1.76)	$ (4.12)	$ (1.58)	$ (0.16)
Cumulative effect of change in accounting principle	-	(.07)	-	-	-
	__________	__________	__________	__________	__________
Basic and diluted net loss from continuing operations per common share	$ (0.76)	$ (1.83)	$ (4.12)	$ (1.58)	$ (0.16)
	======	======	======	======	======
Weighted average common shares outstanding-basic and diluted	16,219,174	15,743,351	5,639,563	5,074,697	4,107,964
	======	======	======	======	======

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

Note on Change in Accounting Principle: Effective January 1, 2000, the Company adopted the Securities and Exchange Commission's Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," which provides guidance on revenue recognition for public companies. As a result, the Company reviewed the terms of its current contracts and determined that the provisions of SAB 101 materially impact the Company's revenue recognition for our campus and course development revenue, effectively deferring the recognition of such revenue. Under SAB 101, campus development fees are recognized from the campus launch date through the end of the contract period or the expected life of the customer relationship, whichever is greater. The average recognition period is slightly less than three years. Annual fees for campus licenses, hosting and maintenance services are recognized on a straight-line basis over 12 months. Course development fees are recognized on a straight-line basis, generally over 12 months from the date the course is ordered by the customer, which approximates the period over which our services are provided. The 12-month period may change in the future based upon our experience of providing such services. The Company is in the process of re-evaluating this period, and expects that it may decrease in the future. Changes in our contract terms and expected contract life may also effect the period over which development fees are recognized.

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

The following table is a summary of our balance sheet data:
	December 31,
	2001	2000	1999	1998	1997
	(In thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$ 16,626	$ 28,415	$ 46,308	$ 11,661	$ 208
Working capital	8,677	17,648	39,531	9,577	58
Total assets	27,240	44,748	53,767	13,660	748
Long-term capital lease obligations and notes payable	946	1,389	-	-	231
Total liabilities	12,242	18,461	9,755	2,549	621
Convertible A, B, & C Series Preferred	-	-	-	19,650	1,029
Total stockholders' equity (deficit)	14,998	26,287	44,012	(8,539)	(902)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the "Selected Financial Data" and our Financial Statements and Notes thereto appearing elsewhere in this Annual Report on Form 10-K.

Overview

eCollege is a leading provider of technology and services that enable colleges, universities, K-12 schools, and corporations to offer an online environment for distance and on-campus learning. Our technology enables our customers to reach a large number of students who wish to take online courses at convenient times and locations. Our customers can also use our technology to supplement their on-campus courses with an online learning environment. Additionally, we offer services to assist in the development of online programs, including online course and campus design, development, management and hosting, as well as ongoing administration, faculty, instructor and student support, and evaluation and consulting services.

We were founded and began delivering our products and services in 1996. As of December 31, 2001, we have 249 customer contracts covering approximately 1,500 individual campuses. Since our inception our customers have had approximately 298,000 student enrollments in online courses or course supplements and have purchased or ordered more than 14,800 online courses and course supplements, of which approximately 4,100 included course development services. We have invested, and continue to invest, in our service capabilities by expanding our infrastructure. Our expenditures have exceeded our revenues since our inception and our accumulated losses have increased as a result of our growth strategy.

For the Spring, Summer and Fall 2001 academic terms, our customers had approximately 59,000, 30,000 and 58,000 student enrollments in online courses, respectively. Our customers also had approximately 6,000, 1,000 and 38,000 student enrollments in our lower priced course supplements during these respective academic terms. The number of customers for which we provide development, licensing and hosting services of their virtual campuses increased by approximately 15% during 2001. However, the number of orders for new online courses to be developed by our professionals decreased by approximately 54% in 2001. As we look at these important trends in our business, we expect to see continued growth in revenue in 2002, but at a slower rate than the growth we experienced in 2001 as a result of the following factors:

  We expect our customers' student enrollments for the Spring 2002 term to be significantly greater than in the Fall 2001 term. We have historically seen an increase in Fall enrollments over Spring, although due to issues associated with the terrorist attacks in September 2001 and other factors we did not experience that traditional growth pattern in 2001. We are uncertain if 2002 will return to our historical trend, however we do believe our customers' student enrollments will grow substantially in the long term;

  We expect strong overall growth in our customers' student enrollments in 2002. However, our pricing provides discounts to our customers as their programs grow. Therefore, while we expect our student fee revenue to show a strong increase, the increase will likely not be directly proportional to the anticipated increases in student enrollments;

  We expect to see our course development revenue decrease as more customers elect to self-develop courses. While we are planning to introduce new course development services, we do not expect these to have a significant impact until 2003; and

  Our grant from the National Institute of Standards and Technology, or NIST, concludes in April 2002. This will negatively impact our revenue, but will improve our gross margins, as we were only reimbursed for approximately 85% of our costs of research and development under the grant.

Any increases in our cost of revenue should be significantly less than our increases in revenue. We expect to see gross margins improve as student fees increase and we utilize existing capacity in our data center. We expect our operating expenses to decrease as a percentage of revenue in the future, as we utilize our current resources to support anticipated revenue growth.

Revenue

Since inception, we have primarily generated revenue from three sources:

  enrollment fees for students enrolled in online courses;

  design and development, licensing and hosting services fees for online campuses; and

  design and development services fees to build online courses.

Our other revenue sources have primarily been professional consulting and research grant activities.

We enter into contracts with our customers to provide our online learning products and services. Our contracts typically have one to five year initial terms. Each contract specifies the type and price of the online campus purchased and the number and price of online courses purchased, as well as the fees for student enrollments and any other services purchased.

Our business model is based upon a number of factors, including increasing the acceptance of online learning among colleges, universities, K-12 schools and corporations, adding new customers, adding new schools and programs within existing customers, developing additional courses for our existing customers, increasing student enrollment in online courses, and selling new products and services to our clients. From our inception through December 31, 1998, the majority of our revenue was generated by development and design services fees for building campuses and courses, and, to a lesser extent, student fees. Campus and course development revenue continued to grow in 1999, 2000 and 2001, however student fees have become a larger percentage of total revenue as the number of online courses offered by our customers and the number of students enrolled in those courses continue to increase at an even greater pace. We expect this trend in our revenue mix to continue. As our pricing and product mix change, and as our customers' online programs grow and mature, we anticipate that student enrollments will increase, with resulting increases in student fee revenue. However, due to volume discounts that we offer and competitive pricing in our industry, the increases in student fee revenue will likely not be directly proportional to the anticipated increases in student enrollments.

We continue to improve our core online products: Teaching Solutions and Campus Solutions. Teaching Solutions includes eCourse, an online version of a traditional classroom course delivered to students who might not otherwise have access, and eCompanion, an online teaching supplement to enhance classroom-based courses. Campus Solutions complements most aspects of an institution's physical presence with an online dimension, incorporating the customer's unique look and feel into our campus portals. These online campuses allow a customer to access and manage online courses, and provide access to the online community and organizations. We also generate a smaller portion of our total revenue from additional sources under our Service Solutions, Content Solutions and Evaluation and Survey products. These additional sources include:

  Technical consulting, instructional design and faculty training and support services;

  eCourseEvaluation, a fully hosted application that supports evaluation administration, reporting and dissemination processes in a secure environment; and

  eCampusSurvey, for large-scale institutional research surveys.

In October 2001, we announced that our CampusPortal product completed a successful six-month beta trial. CampusPortal, the most comprehensive of our Campus Solutions tools, enables an institution to complement and connect most aspects of the physical campus online, including academic, administrative, social, and personal resources. We expect this product to supplement our other Campus Solutions products and therefore provide an alternative for customers seeking a larger-scale solution.

In late 2000, we released a new version of our course delivery software that includes more robust self-authoring tools, designed to allow customers to easily develop their own online courses without needing HTML or other programming knowledge. In 2001, we released a new version of our campus software that allows campus administrators to make certain changes to their virtual campuses without our assistance. Accordingly, we began offering new services for fees, including the complete design and development of an online course. This service includes complete design and development of the online course by eCollege, subject to our customer's approval, and is differentiated from our standard course development services where our customers lead the course design and development efforts, and we support their efforts. We are also offering course audit services, a comprehensive review and analysis of online courses, along with recommended modifications and improvements.

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

In 2001, we began offering a new campus pricing model for access to our campus software for new customers exclusively offering distance education and for existing customers as their contracts come up for renewal. Under this program, we generally charge: 1) a one time set-up and design fee to implement an online campus, 2) an annual license fee for access to our software, and 3) an annual hosting fee. We also charge an annual maintenance fee to manage the online campus during the term of the agreement. We also began offering a new pricing model for our eCompanion product under which we charge an annual license fee. Historically, we have charged a per-enrollment student fee for such services. We feel that this new pricing model will create additional market opportunities, however we do not expect a significant change in the amount of revenue we generate from this product. Generally, revenue from these fees is recognized ratably over the related period.

In October 1998, the Company was awarded a grant of approximately $1,859,000 by NIST, a department of the U.S. Department of Commerce. The Company is entitled to receive payments under the grant as research related to automated course content creation and organization, and tutoring delivery systems is performed. Maximum payments under the grant, which expired in January, 2002, are $1,859,000. Pursuant to the terms of the NIST grant, work must be performed at a prescribed format and pace. We were granted an extension until April 2002 to complete the necessary documentation of our research. We believe we will be able to perform under the terms of the NIST grant, however, there is no assurance we will continue to receive payments under the NIST grant or that we will receive the maximum payments under the NIST grant. This revenue is recognized as the work is performed by the Company or its subcontractors. For the years ended December 31, 2001, 2000 and 1999, the Company recognized revenue of $808,907, $500,762 and $348,962, respectively. The Company recorded direct expenses associated with the grant within Cost of Revenue of $886,054, $521,254 and $422,481 for these same periods. We do not expect that revenue from such grants will constitute a significant portion of our revenue in the future, nor will we continue to incur costs associated with the current grant after Apirl 2002. We may apply for other grants in the future, although we have no present plans to do so.

Revenue Recognition

Revenue recognition is a critical accounting policy for our business. As stated in Note 3 in the Notes to Financial Statements, we adopted the Securities and Exchange Commission's Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," which provides guidance on revenue recognition for public companies, effective January 1, 2000. As a result, the Company reviewed the terms of its current contracts and determined that the provisions of SAB 101 materially impact the Company's revenue recognition for our campus and course development revenue, effectively deferring the recognition of such revenue. Under SAB 101, campus set-up, design and development fees are recognized from the campus launch date through the end of the contract period or the expected life of the customer relationship, whichever is greater. The average recognition period is slightly less than three years. Annual fees for campus licenses, hosting and maintenance services are recognized on a straight-line basis over 12 months. Course development fees are recognized on a straight-line basis over 12 months from the date the course is ordered by the customer, which approximates the period over which our services are provided. The 12-month period may change in the future based upon changes in our experience of providing such services. We are in the process of re-evaluating this period, and expect that the recognition period may decrease in the future, resulting in revenue being recognized over a shorter period of time. Changes in our contract terms and expected contract life may also affect the period over which development fees are recognized.

Student fees are recognized on a straight-line basis over each course's specific academic term or over the length of the student technology license purchased by the customer, depending upon contract terms. All other revenue sources are recognized over the length of the service period (e.g., annual maintenance fees) or are recognized over the period of the performance of the service (e.g., consulting).

We accounted for the implementation of the revenue recognition guidelines of SAB 101 as a change in accounting principle effective January 1, 2000, and therefore have not restated the 1999 or prior years' financial statements. Modifications to generally accepted accounting principles for revenue recognition could result in unanticipated changes in our revenue recognition policies and such changes could significantly affect the timing of recognition of future revenue and results of operations.

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

For the year 2001, sales commissions were recorded as revenue was recognized, but were paid only after we had received an initial payment from the customer. Sales representatives also began receiving additional commissions for achieving significant goals such as signing large customers and increasing program offerings within current customers. Historically, we have recorded and paid sales commissions as contracts were signed and as revenue was recognized.

On April 1, 2000 we started to capitalize software development costs related to our CampusPortal product as required by AICPA's Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." As of March 31, 2001, we had capitalized $3,763,507 of costs related to development of this product. In April 2001 the CampusPortal software was determined to be ready for its intended use and we began amortizing the total cost over its expected useful life of three years. Accordingly, $940,877 of amortization expense has been recorded as of December 31, 2001 and is included in cost of revenue.

Realization of the capitalized software development costs is dependent upon generating revenue from the related software products and services during the useful life of such capitalized software. It is reasonably possible that a review of the recorded amount of capitalized software development costs in the future could indicate that they are impaired, and the amount of impairment could be significant. Additionally, the technology we use to support our customers can be subject to significant changes as new technology and software products are introduced into the marketplace by others. Because of the volatility of the technological environment, it is reasonably possible that a change in our technology strategy could result in a conclusion that all or a portion of the recorded balance is impaired.

We expect that our cost of revenue will continue to decline in the future as a percent of revenue. We anticipate experiencing this decline as we achieve operating efficiencies, since many of these costs do not increase in direct proportion to our revenue, and as our revenue mix changes to be more heavily weighted towards student and license fees which have a lower cost than revenue derived from our other service offerings.

Grant Program

We implemented a Grant Program in late 1999 designed to assist new and existing customers by increasing the quality and number of online courses they offer and the number of students pursuing online degrees. Seventy-two grants were awarded, at our discretion, to institutions based on demonstrated commitment to a quality online degree program, the number of current and potential students, the college or university's unique approach to online learning and other factors. We do not anticipate offering new grant awards.

Funds granted consist of both marketing funds and educational support funds. Marketing funds are reimbursed to customers based on demonstration of payment for approved marketing activities. These expenses are recorded as marketing expenses when it is estimated they are incurred by our customers to third parties. Educational support funds consist of faculty stipends and technology and travel funds, and are considered contract costs. To date, we have granted approximately $7.5 million, which consists of $1.7 million in marketing funds and $5.8 million in educational support funds. Pursuant to the terms of the grants, funds are paid to the grant recipients after they have provided evidence of payment for appropriate expenditures. Customer expenditures for our services are not considered reimbursable under terms of the grants. Reimbursements for marketing expenditures totaled $802,199 and $140,436 during the years ended December 31, 2001 and 2000, respectively. For the years ended December 31, 2001 and 2000, disbursements under the Grant Program of $2,675,306 and $889,299 were made primarily for faculty stipends to encourage the generation of digital course content and hardware technology purchases. The estimated remaining disbursements under the Grant Program for reimbursed marketing and educational support funds are $800,000 and $2.2 million, respectively, at December 31, 2001 and are expected to be paid during 2002.

If contract costs, including appropriate educational support funds, are in excess of the revenue guaranteed under the related agreement, such excess is expensed in the quarter in which the excess is first identified. For the year ending December 31, 1999, the Company recognized such a loss of $2,438,055. As we recognize course development revenue under these contracts, the grant loss accrual is reduced such that the gross margin related to this revenue is zero. This reduction is reflected in cost of revenue and was $1,207,570 and $954,886 for the years ended December 31, 2001 and 2000, respectively. The remaining estimated grant loss accrual at December 31, 2001 is $275,599 and is included in Grant Liabilities on the balance sheet. The determination of the grant loss requires management to make estimates and assumptions regarding the total amount of costs to be incurred. These estimates and assumptions may change and affect the reported amounts of the contingent liability on the date of the financial statements and the reported amount of expenses during the reporting period. As contracts are completed, actual results could impact reported amount of expense in the current reporting period. We recorded $1,586,870, $1,461,978 and $2,438,055 of expenses related to educational support, before any reduction of the grant loss accrual, in 2001, 2000 and 1999, respectively.

Gross Margin

As our product mix continues to change and diversify, we expect that the mix of our cost of revenue will change accordingly. Our investments in our infrastructure and personnel should be able to support future growth and with increased utilization, we have been able to achieve cost of revenue that is lower than our revenue. Since we expect our revenue to increase in the future while our cost of revenue decreases due to operating efficiencies and the expiration of Grant Program expense, we expect continued improvement in our gross margin.

Product Development

Product development includes costs of maintaining, developing and improving our software products. These costs consist primarily of employee compensation and benefits, consulting fees, occupancy and depreciation expenses. We expect our development costs to remain at approximately the same level as in 2001 as we continue to develop new products to respond to competitive pressures and the needs of our customers.

Selling And Marketing

The principal components of our selling and marketing expenses are employee compensation and benefits, advertising, industry conferences, and travel. Other significant components include marketing collaterals and direct mailings, consulting fees, occupancy and depreciation expenses.

Our Grant Program includes reimbursement of approved third party expenditures to our customers for marketing their online degree programs. These funds are recorded as marketing expense as we estimate that our customers incur them and we incur the obligation to reimburse them. We recorded $321,000 and $1,253,725 of marketing expenses associated with the Grant Program in 2001 and 2000, respectively.

We expect a slight decrease in total selling and marketing expenses in 2002 as we implement more focused and cost-effective selling techniques.

General and Administrative

Our general and administrative expenses include accounting and finance; legal services; business development; corporate facilities; executive; and internal technical network administration and support. Employee compensation and benefits represent the most significant component of general and administrative expense. Other components include rent, depreciation, communications, professional and consulting fees, and stock-based compensation. We expect that our general and administrative expenses will not change significantly in absolute dollars in the year 2002.

Results Of Continuing Operations

We have incurred significant losses since our inception, resulting in an accumulated deficit of $73,485,398 as of December 31, 2001. We believe that our revenue growth will continue in the year 2002 primarily based upon growth in student fees. At the same time we intend to continue to make investments in technology which may involve the development, acquisition or licensing of technologies that complement or augment our existing services and technologies. Our selling and marketing expense should decrease slightly as a result of our focused strategy in 2002. We also intend to utilize our existing administrative resources and operating efficiencies to continue to support our business at slightly lower costs. Our operating loss decreased significantly during 2001 and we expect this trend to continue. We expect our earnings before interest, taxes, depreciation, and amortization of capitalized software costs and stock-based compensation to be slightly positive for the year 2002 and plan to realize operating profits in 2003, although there can be no guarantee thereof.

Years Ended December 31, 2001 and 2000

Revenue. Revenue increased 58% to $19,846,527 for the year ended December 31, 2001 from $12,539,470 for the year ended December 31, 2000. The increase in revenue is primarily due to an increase in the number of student enrollments in online courses. Student enrollments in eCourses increased 101% to approximately 147,000 from approximately 73,000 in the prior year. Student enrollments in our lower priced eCompanion course supplements increased to approximately 45,000 from approximately 1,000 in the prior year. Student fees represented $13,054,307 and $7,037,442 of total revenue for the years ended December 31, 2001 and 2000, respectively.

Campus and course development fees represented $4,416,453 and $4,325,430 of total revenue for the year ended December 31, 2001 and 2000, respectively. We recognized revenue from developing, licensing and hosting virtual campuses forof 173 different customers during 2001, up from the 150 customers that had virtual campuses in 2000. There were 2,581 new eCourses developed on our platform in 2001, 692 of which were developed by our professionals. This compares to 3,032 and 1,496, respectively in 2000. With the ease of use features and improved self-authoring functionality of our products, we have seen and may continue to see customers update their own online campuses and self-design and develop online courses, resulting in lower development revenue from our campus and course development services.

Other revenue includes professional consulting revenue of $824,818 and $483,394, and revenue from the NIST grant of $808,907 and $500,761, for the years ended December 31, 2001 and 2000, respectively.

Cost of Revenue. Cost of revenue increased to $13,839,799 for the year ended December 31, 2001 from $12,650,533 for the year ended December 31, 2000. Our cost of revenue increased primarily due to the amortization of $940,877 of software development costs related to our CampusPortal product previously capitalized and additional depreciation and occupancy costs related to cost of revenue of $880,640. We also had an increase in information technology expenses associated with hosting our customers' programs. The amount of expenses related to our Grant Program included in cost of revenue also increased by $124,892 to $1,586,870 from $1,461,978 for the years ended December 31, 2001 and 2000, respectively.

These increases were somewhat offset by decreases in personnel costs, as we were able to support our revenue growth through increased operating efficiencies. Our operations and account management personnel decreased to an average of 131 in 2001 from 157 during 2000, with most of the reductions coming in March 2001. Total cost of revenue was approximately 70% and 101% of total revenue for the years ended December 31, 2001 and 2000, respectively.

Gross Margin. We experienced a positive gross margin of $6,006,728, or 30% of revenue, for the year ended December 31, 2001 as compared to a negative gross margin of $111,063 for the year ended December 31, 2000. The favorable increase of $6,117,791 in gross margin was primarily due to the 85% increase in our student fees resulting from our increased student enrollments, which have a higher contribution margin than our other revenue sources, as well as improved utilization of our professional services staff and realization of operating leverage on our fixed expenses as our revenue increased.

Product Development. During the year ended December 31, 2001, we expanded and improved our Teaching Solutions product line, including the release of the next generation of our eLearning platform, eCollege AU. The new platform provides enhanced features with increased customization capabilities, usability and accessibility for our customers. Additionally, due to the significant investments we made in 2000 to improve our efficiency in developing online campuses and courses, we were able to reduce our overall product development costs in 2001. Product development expenses decreased $2,323,921 to $4,809,576 for the year ended December 31, 2001 from $7,133,497 for the year ended December 31, 2000. The decrease was primarily due to our decreased use of external consulting for product development during 2001. Staffing levels of our product development personnel remained consistent with the prior year, averaging 52 in 2001 and 53 in 2000. We also capitalized $622,395 of internal-use software development costs related to our CampusPortal product during the year ended December 31, 2001, compared to the $3,141,112 capitalized during the year ended December 31, 2000. Therefore, we had a total of $5,431,971 and $10,274,609 in product development expenditures during 2001 and 2000, respectively.

Selling and Marketing. Selling and marketing expenses decreased to $7,147,317 for the year ended December 31, 2001 from $10,586,595 for the year ended December 31, 2000. The decrease was primarily due to decreases in advertising and marketing personnel salaries and benefits expense, as we averaged 16 and 24 marketing related employees during 2001 and 2000, respectively. Marketing costs associated with our Grant Program were $932,725 less than in the same period last year. External advertising expenses also decreased $903,186 during the year ended December 31, 2001, as we focused our marketing strategy on more efficient methods. The decrease in selling and marketing expenses also reflects decreases in amounts spent on marketing collaterals, trade show participation and other promotional activities. Our sales personnel decreased slightly to an average of 35 employees in 2001 from 39 in 2000.

General and Administrative. General and administrative expenses decreased to $6,717,781 for the year ended December 31, 2001 from $9,434,181 for the year ended December 31, 2000. The decrease was due in large part to a decrease in amortization of deferred compensation due to employee terminations, as well as decreases in executive compensation and severance, consulting services and other cost savings due to improved efficiencies in our administrative departments. Our executive and administrative personnel decreased to an average of 44 in 2001 from 54 during 2000, including the termination of our President and Chief Operating Officer.

Through December 31, 2001, we recorded aggregate deferred compensation totaling $4,444,202 in connection with the grant of stock options and restricted common stock to employees, officers, directors and former executives. The deferred charge is being amortized over the vesting period of such options or restricted stock, which ranges from 1 to 3 years. Of the total deferred compensation, $704,363 was amortized in the year ended December 31, 2001, while $1,191,142 was amortized in the year ended December 31, 2000. The majority of compensation expense related to such options is included in general and administrative expense. However, a portion of such compensation expense has been allocated to cost of revenue, selling and marketing expense and product development expense as appropriate. We expect the majority of the remaining $223,937 of deferred compensation recorded as of December 31, 2001 to be amortized during 2002.

Other General and Administrative Expense. Additional non-cash general and administrative expenses of $2,570,408 reflect the fair market value of fully vested options issued during the third quarter of 2000 to a non-employee investment partnership in exchange for the services of our Chief Executive Officer in lieu of salary, benefits and other compensation. This expense was not incurred during the year ended December 31, 2001.

Other Income (Expense). Interest and other income, which consists primarily of interest earnings on our cash and cash equivalents and short-term investments, decreased to $752,743 for the year ended December 31, 2001 from $2,472,600 for the year ended December 31, 2000. This decrease is primarily due to a decrease in cash invested as a result of the use of such cash in our operations. Interest expense decreased slightly during 2001 compared to 2000. Other expense of $151,463 is primarily due to the net realized losses on sales of our short-term investments during the year ended December 31, 2001. As a result of a change in our investment policy during the third quarter of 2001 to limit risk exposure, all of our invested cash is in money market accounts as of December 31, 2001, therefore we do not anticipate incurring such losses in the future.

Net loss. Our net loss before the cumulative effect of a change in accounting principle decreased to $12,336,598, or $0.76 per share, from $27,681,984, or $1.76 per share, for the year ended December 31, 2001, as compared with the year ended December 31, 2000. Effective January 1, 2000, the Company recorded a $1,205,038 one-time cumulative adjustment in connection with the adoption of SAB 101. Therefore, our net loss decreased to $12,336,598, or $0.76 per share, from $28,887,022, or $1.83 per share, for the years ended December 31, 2001, as compared with the year ended December 31, 2000.

Years Ended December 31, 2000 and 1999

Revenue. As previously discussed, in response to the Securities and Exchange Commission's Staff Accounting Bulletin No. 101 issued in December 1999, we have changed our revenue recognition of campus and course development fees. As a result, total revenue increased to $12,539,470 for the year ended December 31, 2000 from $4,650,818 in 1999, or 170%. If this accounting change had not been implemented January 1, 2000, the revenue for the year ended December 31, 2000 would have been $14,169,714 under the percent complete method, which is the same method used to recognize revenue in 1999. Therefore, on a comparable basis, 2000 revenue would have increased $9,518,896 or 205% versus 1999. Increases in revenue are due to increased student enrollment in online courses, as well as an increased number of online campuses and courses developed.

Student fees represented $7,037,442 and $2,300,111 of total revenue for the years ended December 31, 2000 and 1999, respectively. Campus and course development fees and other revenue represented $5,502,028 and $2,350,707 of total revenue, respectively, for these same periods. If the accounting change had not been implemented January 1, 2000, the campus and course development and other revenue for 2000 would have been $7,132,272 under the percent complete method. Revenue from the NIST grant was $500,762 and $348,962 for the years ended December 31, 2000 and 1999, respectively and is included in other revenue.

Cost of Revenue. Cost of revenue increased to $12,650,533 for the year ended December 31, 2000 from $10,381,390 in 1999, or 22%. As previously discussed, we have changed our revenue recognition of campus and course development fees in accordance with SAB 101. As a result, the amount of expenses related to our Grant Program included in cost of revenue decreased by $509,947. If the change in accounting principle had not been implemented as of January 1, 2000, the total cost of revenue for the year ended December 31, 2000 would have been $13,160,480 under the percent complete method. Therefore, on a comparable basis, 2000 cost of revenue would have increased $2,779,090 or 27% over 1999.

Cost of revenue increased primarily due to additional personnel costs to support revenue growth. Our operations and account management personnel increased from an average of 107 in 1999 to 157 during 2000. Costs associated with expanding and improving our web servers, database architecture, and network infrastructure increased by $1,514,513 over 1999. Depreciation and occupancy costs related to cost of revenue increased by $657,405. These increases were partially offset by a decrease of $976,077 in the amount of grant expense and a $644,988 decrease in sales commissions. Total cost of revenue was approximately 100% and 223% of total revenue for the years ended December 31, 2000 and 1999, respectively.

Gross Margin. We experienced a negative gross margin of $111,063 for the year ended December 31, 2000 as compared to a negative gross margin of $5,730,572 in 1999 for a 98% improvement. Our gross margin would have been a positive $1,009,234, or 7% of total revenue, had the accounting change for SAB 101 not been implemented January 1, 2000.

Excluding the expense of our Grant Program, we would have recognized a positive gross margin of $1,350,915 for the year ended December 31, 2000 compared to a negative gross margin of $3,292,517 for the year ended December 31, 1999. Our gross margin for 2000 would have been a positive $2,829,506, excluding the Grant Program and had the accounting change for SAB 101 not been implemented January 1, 2000. The improvement in gross margin this year was primarily due to the increase in our student fees, which have a higher contribution margin, improved utilization of our professional services staff and realizing operating leverage on our fixed expenses as our revenues increase.

Product Development. For the year ended December 31, 2000, we made substantial investments in expanding and improving our Teaching Solutions product. We also incurred significant expenses in developing tools to improve our efficiency in developing online campuses and courses. Accordingly, product development expenses increased to $7,133,497 for the year ended December 31, 2000 from $2,255,562 for the year ended December 31, 1999. The number of product development personnel increased to 81 at December 31, 2000 from 39 at December 31, 1999. We also incurred an increase of $453,241 in occupancy and depreciation charges allocated to development activities. On April 1, 2000, we started to capitalize software development costs related to our CampusPortal product. As of December 31, 2000, we have capitalized $3,141,112 in development costs, which will be amortized through cost of revenue as we begin to recognize revenue associated with this new product. Therefore, we had a total of $10,274,609 in product development expenditures during 2000.

Selling and Marketing. Selling and marketing expenses increased to $10,586,595 for the year ended December 31, 2000 from $7,242,939 for the year ended December 31, 1999.

The increase was primarily due to an increase in marketing costs associated with the Grant Program of $1,253,725 for 2000 from $0 in 1999. The increase in selling and marketing expenses also reflects increases in the number of selling and marketing personnel, additional trade show participation and other promotional activities, and increases in travel expense. Our selling and marketing personnel increased from an average of 49 in 1999 to 64 in 2000. We also incurred additional marketing activity costs of $224,088 in 2000 associated with enhancing our corporate website, as well as an increase of $440,477 in occupancy and depreciation charges allocated to selling and marketing activities.

General and Administrative. General and administrative expenses increased to $9,434,181 for the year ended December 31, 2000 from $5,929,810 for the year ended December 31, 1999. Expenses increased in the form of additional salaries, consulting, professional fees, and travel expenses as we built and developed our management team and operating infrastructure. We also incurred an increase of $433,546 in occupancy and depreciation charges allocated to general and administrative activities. Additional general and administrative expenses for 2000 include severance pay of approximately $250,000 for the former chief executive officer. In addition, outside consulting, professional fees, recruiting fees and travel expenses increased, reflecting our expanded business activities. The number of general and administrative personnel as of December 31, 2000 was 53, consisting of: 28 employees in the Corporate Services area which includes finance, human resources, legal, facilities and travel; 13 employees in Systems Administration; and 12 employees in Executive and Business Development. The number of employees at December 31, 1999 was 51.

Through December 31, 2000, we recorded aggregate deferred compensation totaling $4,139,631 in connection with the grant of options to employees. The deferred charge is being amortized over the vesting period of such options, which ranges from 2 to 3 years. Of the total deferred compensation, $1,191,142 was amortized in the year ended December 31, 2000 and $1,019,771 was amortized during the year ended December 31, 1999. The majority of compensation expense related to such options is included in general and administrative expense. However, a portion of such compensation expense has been allocated to cost of revenue, selling and marketing expense and product development expense as appropriate.

Other General and Administrative Expense. Additional non-cash general and administrative expenses of $2,570,408 reflect the fair market value of options issued during the third quarter of 2000 to a non-employee investment partnership in exchange for the services of our Chief Executive Officer in lieu of salary, benefits and other compensation.

Other Income (Expense). Interest and other income, which consists primarily of interest earnings on our cash, cash equivalents and short-term investments, increased to $2,472,600 in 2000 from $374,566 in 1999. This increase is primarily due to an increase in cash as a result of proceeds from our initial public offering in the fourth quarter of 1999 and the exercise of the underwriters' over-allotment option in the first quarter of 2000 of $51,150,000 and $5,115,000, respectively. Interest expense associated with our capital lease facility and interest resulting from amortization of warrants and prepaid fees associated with establishing the line of credit in 1999 was $317,439 in 2000 compared to $23,110 in 1999.

Net loss. For the year ended December 31, 2000, the Company incurred a net loss before the cumulative effect of a change in accounting principle of $27,681,984, and a total net loss after the cumulative effect of a change in accounting principle of $28,887,022, as compared to a net loss of $20,807,427 in 1999. Effective January 1, 2000, the Company recorded a $1,205,038 one-time cumulative adjustment in response to SAB 101. If this accounting change had not been implemented January 1, 2000, the net loss for the year ended December 31, 2000 would have been $26,561,688, or $1.69 per share. Our net loss applicable to common stockholders increased to $28,887,022, or $1.83 per share, from $23,225,206, or $4.12 per share, for the years ended December 31, 2000 and 1999, respectively. The net loss applicable to common stockholders in 1999 includes the impact of dividends and accretion related to our mandatorily redeemable convertible preferred stock.

Income Taxes

Income taxes consist of federal, state and local taxes. We have incurred significant losses since our inception, resulting in net tax loss carryforwards. And while we believe that our revenue growth will continue in the year 2002, we do not expect to realize net taxable income in the foreseeable future, and therefore we expect to generate additional net operating loss carryforwards. However, utilization of such prospective net operating loss carryforwards may be subject to certain limitations. Significant changes in ownership such as our public offering in 1999 may also limit our ability to utilize our net operating losses. In addition, income taxes may be payable during this time due to operating income in certain tax jurisdictions which cannot be offset by operating loss carryforwards. If we achieve net taxable income and the net operating loss carryforwards are not available, because they have been exhausted or have expired, we may experience significant tax expense. We have recorded no provision or benefit for federal and state income taxes because we incurred net operating losses from inception through December 31, 2001. As of December 31, 2001, we had approximately $65,000,000 of net operating loss carryforwards available to offset future taxable income which expire in varying amounts beginning in 2011. We have established a valuation allowance against the entire amount of our deferred tax asset because our management has not been able to conclude that it is more likely than not that we will be able to realize the deferred tax asset, due primarily to our history of operating losses.

Liquidity and Capital Resources

Our cash and cash equivalents increased $4,333,543 to $16,625,705 at December 31, 2001 from $12,292,162 at December 31, 2000. The increase from December 31, 2000 was primarily due to cash proceeds from sales of marketable securities of $22,129,036 and cash provided by financing activities of $653,969 (including net borrowings under our line of credit of $500,000 in 2001), partially offset by cash used in operating activities of $11,254,840 and purchases of marketable securities of $5,998,788. Overall, our cash, cash equivalents and available-for-sale securities decreased $11,789,156 to $16,625,705 at December 31, 2001 from $28,414,861 at December 31, 2000.

We have financed the majority of our operations through the issuance of equity securities. We have sold common stock and preferred stock generating aggregate proceeds of $85,102,508 from inception through December 31, 2001, including our initial public offering.

In January 2000, we received net proceeds of $5,115,000 from the exercise of the underwriters' over-allotment option. The amount received was net of the underwriting offering expenses. In May 2000, we received $588,208 from the exercise of warrants for common stock.

We leased $2,244,057 of equipment under a $2,500,000 sale-leaseback agreement entered into in the second quarter of 2000. At the end of the initial 36-month lease term, we are required to purchase the equipment for 8.5% of the amount drawn. As of December 31, 2001, we have leased $455,432 of equipment under a $1,500,000 sale-leaseback agreement entered into in the second quarter of 2001, and therefore have $1,044,568 available under the new agreement. At the end of the initial 36-month lease term, we are required to purchase the equipment for 8.25% of the amount drawn. These leases are treated as capital leases for accounting purposes. As of December 31, 2001 and 2000, the Company leased $2,699,489 and $2,244,057 of equipment, respectively. Accumulated depreciation on leased equipment was $1,004,772 and $262,990 as of December 31, 2001 and 2000, respectively. Our total capital lease obligations, including interest, as of December 31, 2001 and 2000 were $2,040,235 and $2,428,819, respectively.

We have a $2,500,000 revolving line of credit with a maturity date of March 30, 2002 which we expect to renew through March 2003. The line of credit is secured by all of our assets. The interest rate on the revolving line of credit is an adjustable rate of prime, which was 4.75% as of December 31, 2001, plus 1.25%. In December 2001, the Company drew $2,500,000 from the revolving line which remained outstanding at December 31, 2001. The entire $2,500,000 draw was subsequently repaid in January 2002. In December 2000, the Company drew $2,000,000 from the revolving line which remained outstanding at December 31, 2000. The entire $2,000,000 draw was subsequently repaid in January 2001.

The lease agreements and line of credit contain certain financial covenants. We were out of compliance with the quick ratio covenant as of June 30, 2001. However, we received a written waiver of the covenant as of June 30, 2001 and the covenant was subsequently amended during the third quarter of this year to exclude deferred revenue in the calculations. We were out of compliance with the maximum loss covenant as of December 31, 2001. We received a written waiver of the covenant in March 2002.

In connection with the bank line of credit, we issued warrants to the lender for 30,000 shares of common stock. The exercise price of the warrants is $11.00, the offering price of common shares sold in connection with our initial public offering on December 15, 1999. The value of the warrants at the date of issuance was $172,200, which was recorded as a deferred financing cost and was amortized to interest expense over the original term of the revolving line of credit.

We used the net proceeds from our equity financings for funding capital expenditures and supporting sales, marketing, product development activities, expanding our data center, investing in short-term marketable securities with maturities of one year or less, enhancing new accounting and financial information systems and for other expenses associated with our growth.

We believe that our current cash and cash equivalents, and working capital together with cash generated from operations, are sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months. Because we expect to incur net losses during 2002, our cash and cash equivalents will decrease as necessary to fund such losses.

Although at this time our plans do not require us to raise additional capital, in the future, we may desire to raise additional capital. In the event that we need to raise additional capital, we cannot assure that additional funds will be available or that funds will be available on terms favorable to eCollege. Our need to raise additional funds could also directly and adversely affect our stockholders' investment in our common stock. When a company raises funds by issuing shares of stock, the percentage ownership of the existing stockholders of that company is reduced, or diluted. If we raise funds in the future by issuing additional shares of stock, stockholders may experience dilution in the value of their shares. Stockholders may also experience dilution in the value of their shares if we issue additional shares of stock and receive funds from the exercise of outstanding stock options.

RISK FACTORS

We Have a History of Net Operating Losses, and We Anticipate Future Losses

We have experienced aggregate net losses from operations of $72,072,784 since our inception in July 1996. These losses consist of $422,075 for the period from inception to December 31, 1996, and $585,800, $7,402,336, $21,158,883, $29,835,744 and $12,667,946 for the years ended December 31, 1997, 1998, 1999, 2000 and 2001, respectively. We may never achieve profitability, and if we do, we may not be able to sustain profitability. In 2000 we invested heavily to develop our services and establish our development, sales and marketing capabilities, in the belief that our success depends, among other things, on our ability to develop new relationships with colleges, universities and other potential clients and maintain existing customer relationships. Although we continue to hold this belief, we reduced our sales staff and marketing expenditures in March 2001 to achieve cost savings and greater operating efficiency. If we are unable to continue to increase our revenues with this reduced sales staff and marketing budget, our business and financial results will be materially and adversely affected.

Our Operating Results Are Likely to Fluctuate Significantly and May Be Below the Expectations of Analysts and Investors

Because of the emerging nature of the online learning market, we may be unable to accurately forecast our revenues. The sales cycle for our products and services varies widely and it is difficult for us to predict the timing of particular sales, the rate at which online campuses, courses and/or course supplements will be implemented or the number of students who will enroll in the online courses. The cancellation or delay of even a small number of campus and/or course implementations could cause our revenues to fall short of projections. Since most of our costs are fixed and are based on anticipated revenue levels, small variations in the timing of revenue recognition could cause significant variations in operating results from quarter-to-quarter. As a result, we believe that quarter-to-quarter comparisons of our sales and operating results are not necessarily meaningful, and that such comparisons may not be accurate indicators of future performance. Since we may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall, any significant decrease in revenue would likely have an immediate material adverse effect on our business and financial results. Due to the change in our method of recognizing revenue from campus and course development fees as of January 1, 2000, these fluctuations in our revenues have diminished, but still occur due to the significance of our student fee revenue. In addition, if our future operating results are below the expectations of securities analysts or investors, our stock price may decline.

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

We believe that the level of competition will continue to intensify as current competitors increase the sophistication of their offerings and as new participants enter the market. Many of our current and potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we do and may enter into strategic or commercial relationships with larger, more established and well-financed companies. Certain competitors may be able to secure alliances with customers and affiliates on more favorable terms, devote greater resources to marketing and promotional campaigns and devote substantially more resources to systems development than we can. In addition, new technologies and the expansion of existing technologies may increase the competitive pressures we face. Increased competition may result in reduced operating margins, as well as loss of market share and brand recognition. We may not be able to compete successfully against current and future competitors, and competitive pressures we face could have a material adverse effect on our business and financial results.

We Depend on Our Key Personnel

Our success depends on the performance of senior management and on our ability to continue to attract, motivate and retain highly qualified technical professionals. The loss of the services of a number of senior management personnel or highly qualified technical professionals could have a material adverse effect on us. Competition for highly skilled employees is intense in our line of business, and we may not be successful in attracting and retaining these personnel.

We Continue to Refine Our Business Model, Cannot Predict Whether the Ongoing Changes Will Be Accepted, and May Continue to Make Changes

Over the past few years we have implemented several changes in our business model to increase revenues, and we continue to develop new pricing structures to meet the needs of our customers. We cannot predict whether ongoing refinements we make to our business model will be accepted by our existing customer base or by prospective customers. Under our current model, customers pay a one-time set-up fee at the time they enter into a contract with us and a license fee, hosting fee and maintenance fee on an annual basis over the length of their contract. We cannot predict whether our current pricing model will continue to be accepted by our existing customers or whether prospective customers will be deterred from contracting with us in part because of these terms. We therefore cannot predict whether these terms will achieve or maintain revenue growth in the future. Moreover, we may continue to make changes to our business model to attempt to achieve greater efficiency or to respond to changes in our evolving industry. We cannot predict whether these future changes will impact our business negatively.

A Significant Portion of Our Revenues Are Generated From a Relatively Small Number of Clients

Revenue from a small number of customers has comprised a substantial portion of our revenue and is expected to represent a substantial portion of our revenue in the foreseeable future. In 2001, our top 20 customers accounted for approximately 49% of our revenue. In 2000, our top 20 customers accounted for approximately 51% of our revenue. Any cancellation, deferral or significant reduction in work performed for these principal clients, or failure to collect accounts receivable from these principal clients, could have a material adverse effect on our business, financial condition and results of operations.

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

We Depend On Third Parties to Market Certain of Our Products

A substantial portion of our revenues is derived from enrollment fees for each enrollment in an online course that we implement. Generally, we do not market the eCollege brand directly to students and therefore have little influence on the number of students that enroll. We are therefore dependent on the institutions and organizations that purchase our products and services to market to individual students. The failure of these third parties to effectively attract, maintain, and increase student enrollments could have a material adverse effect on our business and financial results.

The Undeveloped and Rapidly Changing Market for Our Products and Services Makes it Difficult to Predict Future Growth

The market for our products and services is rapidly evolving in response to ongoing developments relating to online technology. The market is characterized by evolving industry standards and customer demands, and an increasing number of market entrants who have introduced or developed online products and services. It is difficult to predict the size and growth rate, if any, of this market. As is typical in the case of a rapidly evolving industry, demand and market acceptance for recently introduced products and services are subject to a high level of uncertainty. Our future success will depend in significant part on our ability to continue to improve the performance, features and reliability of our products and services in response to both evolving demands of the marketplace and competitive product offerings, and we cannot assure that we will be successful in developing, integrating or marketing such products or services. In addition, our new product releases may contain undetected errors that require significant design modifications, resulting in a loss of customer confidence and adversely affecting our business.

Our Network Infrastructure and Computer Systems May Fail

The continuing and uninterrupted performance of our network infrastructure and computer systems is critical to our success. Any system failure that causes interruptions in our ability to provide services could reduce customer satisfaction and, if sustained or repeated, would reduce the attractiveness of our technology and services to our customers and their students. An increase in the number of students online through our servers could strain the capacity of our software or hardware, which could lead to slower response times or system failures. We periodically test our user capacity by simulating load capacity based on our student enrollment. To the extent we do not successfully address any capacity constraints, such constraints would have a material adverse effect on our business and financial results.

Our operations are dependent upon our ability to protect our computer systems against damage from fire, power loss, telecommunications failures, vandalism and other malicious acts, and similar unexpected adverse events, including the consequences of terrorist attacks. In addition, the failure of our telecommunications provider or our network backbone provider, which provides us with our Internet connection, to provide the data communications capacity and network infrastructure in the time frame we require could cause service interruptions or slower response times. Despite precautions we have taken, unanticipated problems affecting our systems have from time to time in the past caused, and in the future could cause, interruptions or delays in the delivery of our products and services. Any damage or failure that interrupts or delays our operations could have a material adverse effect on our business and financial results.

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

We may from time to time encounter disputes over rights and obligations concerning intellectual property. These disputes could lead to litigation, which may be time-consuming and costly (even if successful), cause product release delays, require us to redesign our products or services, or require us to enter into royalty or licensing agreements, any of which could have a material adverse effect on our business. Such royalty or licensing agreements, if required, may not be available on acceptable terms or at all. Although we believe that our intellectual property rights are sufficient to allow us to market our existing services without incurring liability to third parties, we might not prevail in such disputes. Failure to prevail in one or more such disputes could impair our right to market our services, which, in turn, could have a material adverse effect on our business and financial results.

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

The Market for Online Learning in Higher Education is in an Early Stage and May Not Continue to Develop

The market for online learning is relatively new and emerging. Our success depends upon colleges, universities and other educational organizations adopting online learning. Although we have entered into contracts with some colleges and universities, these colleges and universities may not continue to use the online learning products and services we provide. Further, given their relatively early entry into the market for online learning, the colleges and universities with which we have contracts are likely to be less risk-averse than most colleges and universities. Accordingly, the rate at which we have been able to enter into contracts with colleges and universities in the past may not be indicative of the rate at which we will be able to enter into contracts in the future. Any failure of online learning to gain continuing market acceptance would have a material adverse effect on our business and financial results.

Our Stock Price Is Likely to be Volatile

The market price of our common stock is likely to be volatile and could be subject to significant fluctuations in response to factors such as the following, some of which are beyond our control: quarterly variations in our operating results; operating results that vary from the expectations of securities analysts and investors; changes in expectations as to our future financial performance, including financial estimates by securities analysts and investors; changes in market valuations of other online service companies; future sales of our common stock; stock market price and volume fluctuations; and other risk factors described in this Form 10-K. Moreover, our stock is thinly traded, and we have a relatively small public float.

Domestic and international stock markets often experience extreme price and volume fluctuations. These fluctuations, as well as general political and economic conditions, such as a recession or terrorist attacks or interest rate or currency rate fluctuations, may adversely affect the market price of our common stock. The market prices for stocks of many Internet related and technology companies have historically experienced extreme price fluctuations that appeared to bear no relationship to the operating performance of these companies. These market prices are subject to wide variations.

We May Need Additional Capital In The Future And It May Not Be Available On Acceptable Terms

Although at this time our plans do not require us to raise additional capital, we may seek to raise additional capital in the future. The circumstances that could cause us to consider raising additional capital include acquisitions. In the event that we need to raise additional capital, we cannot assure that additional funds will be available or that funds will be available on terms favorable to us. Our inability to raise additional capital on acceptable terms in a timely manner could have an adverse effect on our business and our financial position. Any of these results could have a material adverse effect on our business, financial condition and results of operations. Our need to raise additional funds could also directly and adversely affect our stockholders' investment in our common stock. When a company raises funds by issuing shares of stock, the percentage ownership of the existing stockholders of that company is reduced, or diluted. If we raise funds in the future by issuing additional shares of stock, stockholders may experience dilution in the value of their shares.

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

Government Regulation May Adversely Affect Our Future Operating Results

We are increasing our presence in many states across the country. Due to this increased presence, we may be subject to additional tax laws and government regulations which may adversely affect our future operating results. Our violation of any state statutes, laws or other regulations, could have a material adverse effect on our business and financial results. In addition, it is possible that laws and regulations may be adopted with respect to the Internet, relating to user privacy, content, copyrights, distribution, and characteristics and quality of products and services. The adoption of any additional laws or regulations may decrease the popularity or expansion of the Internet, and may cause us to incur unanticipated compliance costs. A decline in the growth of the Internet could decrease demand for our products and services and increase our cost of doing business. We cannot predict the impact, if any, that future regulation or regulatory changes may have on our business.

We Are Subject to Risk from General Economic Conditions

Our revenues are subject to fluctuation as a result of general economic conditions. A significant portion of our revenues are derived from the sale of products and services to colleges and universities. Should current weak economic conditions continue or worsen, these organizations may not increase or may reduce their expenditures, which could have an adverse effect on our business.

General Economic Conditions May Impact the Value and Realizability of our Investment Securities

Factors influencing the financial condition of security issuers may impact their ability meet their financial obligations and could impact the realizability of our security portfolio. Our short-term investment portfolio is managed on a discretionary basis by a third party, subject to our investment policy. The Company's current investment policy requires that its investment portfolio be limited to investment securities of less than one year in maturity. As of December 31, 2001 all of our invested cash is in money market accounts, however, in the event our investment policy changes, we could invest cash in securities which are less liquid and subject to more market risk.

Our Plans to Expand our International Presence May Not be Successful

A component of our growth strategy is to expand our presence in select foreign markets. It may be costly to establish international operations, promote our brand internationally, and develop localized products and support. Revenue from international activities may not offset the expense of establishing and maintaining these foreign operations. In addition, we may not be successful in marketing and distributing our products due to our limited experience in these markets.

Our Business and Future Operating Results Are Subject to A Broad Range of Uncertainties Arising Out of the Terrorist Attacks on the United States

Our business and operating results are subject to uncertainties arising out of the terrorist attacks on the United States of America in September 2001. These uncertainties include the potential worsening or extension of the current global economic slowdown and the economic consequences of military action or additional terrorist activities. While the recent terrorist attacks have not had a material impact on our financial position or results of operations to date, any future attacks or events arising as a result of the attacks, such as interruptions to the international telecommunications network or the Internet, could have a material impact on our business.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). In accordance with an amendment subsequently issued in 1999, the Company was required to adopt SFAS No. 133 effective January 1, 2001. To date, we have not entered into any arrangements that would fall under the scope of SFAS No. 133, and therefore the adoption of SFAS No. 133 has not had an impact on our financial statements.

In June 2001, the FASB issued SFAS No. 141, "Business Combinations" ("SFAS No. 141"). SFAS No. 141 addresses financial accounting and reporting for business combinations. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001, and for all business combinations accounted for under the purchase method initiated before but completed after June 30, 2001. In addition, in June 2000 the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, and applies to all goodwill and other intangibles recognized in the financial statements at that date. The adoption of these standards is not expected to have an impact on our financial position or results of operations. However, any business combinations initiated from this point forward will be impacted by these two standards.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Asset." This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." This statement applies to recognized long-lived assets of an entity to be held and used or to be disposed of. This statement does not apply to goodwill, intangible assets not being amortized, financial instruments, and deferred tax assets. This statement requires an impairment loss to be recorded for assets to be held and used when the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. An asset that is classified as held-for-sale shall be recorded at the lower of its carrying amount or fair value less cost to sell. We are is required to adopt this statement for the first quarter of 2002. We do not believe that this statement will materially impact our results of operations.

In April and July 2001, the Emerging Issues Task Force ("EITF") reached a consensus on two issues within Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products" ("EITF 00-25"). EITF 00-25 was subsequently codified along with other related EITF issues into EITF Issue No. 01-09, "Accounting for Consideration Given by a Vendor or a Reseller of the Vendor's Products" ("EITF 01-09"). Among other issues, EITF 01-09 addresses whether consideration from a vendor to a reseller of the vendor's products is (a) an adjustment of the selling prices of the vendor's products and, therefore, should be deducted from revenue when recognized in the vendor's income statement or (b) a cost incurred by the vendor for assets or services received from the reseller and, therefore, should be included as a cost or an expense when recognized in the vendor's income statement. Under our Grant Program described in the notes to our financial statements, we have historically accounted for our grant payments to institutions as costs of revenue or operating expenses in our income statement. We are currently evaluating EITF 01-09 and are in the process of determining the impact EITF 01-09 will have on our income statement classifications, if any. If it is determined that EITF 01-09 does impact the Company's financial statements, we are required to adopt EITF 01-09 for financial statements presented for periods beginning after December 15, 2001, and financial statements for prior periods presented for comparative purposes would be reclassified to comply with the income statement classification requirements of EITF 01-09.

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

SELECTED QUARTERLY INFORMATION (UNAUDITED)
	2001 Quarter Ended				2000 Quarter Ended
	Dec. 31	Sept. 30	June 30	Mar. 31	Dec. 31	Sept. 30	June 30	Mar. 31
	(In thousands, except per share data)
Student fees	$ 3,641	$ 3,440	$ 3,220	$ 2,753	$ 2,155	$ 2,187	$ 1,528	$ 1,167
Campus, course development revenue and other	1,912	2,014	1,405	1,462	1,625	1,646	1,215	1,017
	________	________	________	________	________	________	________	________
Net revenue	5,553	5,454	4,625	4,215	3,780	3,833	2,743	2,184
Cost of revenue	3,170	3,474	3,413	3,783	3,657	3,327	2,813	2,854
	________	________	________	________	________	________	________	________
Gross profit (loss)	2,383	1,980	1,212	432	123	506	(70)	(670)
Operating expenses:
Product development	1,011	1,068	1,363	1,368	2,271	2,471	1,075	1,316
Selling and marketing	1,427	1,459	1,907	2,354	2,321	2,799	2,598	2,869
General and administrative	1,175	1,767	1,942	1,834	1,907	2,285	2,955	2,288
Other general and administrative expense	-	-	-	-	-	2,570	-	-
	________	________	________	________	________	________	________	________
Total operating expenses	3,613	4,294	5,212	5,556	6,499	10,125	6,628	6,473
	________	________	________	________	________	________	________	________
Operating loss	(1,230)	(2,314)	(4,000)	(5,124)	(6,376)	(9,619)	(6,698)	(7,143)
Interest and other income	(19)	(41)	188	203	405	485	566	698
	________	________	________	________	________	________	________	________
Net loss before cumulative effect of change in accounting principle	(1,249)	(2,355)	(3,812)	(4,921)	(5,971)	(9,134)	(6,132)	(6,445)
Cumulative effect of change in accounting principle	-	-	-	-	-	-	-	(1,205)
	________	________	________	________	________	________	________	________
Net loss	$ (1,249)	$ (2,355)	$ (3,812)	$ (4,921)	$ (5,971)	$ (9,134)	$ (6,132)	$ (7,650)
	====	====	====	====	====	====	====	====
Basic and diluted net loss before cumulative effect of change in accounting principle per share	$ ( .08)	$ ( .15)	$ ( .24)	$ ( .30)	$ ( .37)	$ ( .57)	$ ( .39)	$ ( .44)
	====	====	====	====	====	====	====	====

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position, operating results or cash flows due to adverse changes in financial market prices and rates. The Company is, or may become, exposed to market risk in the areas of changes in United States interest rates and changes in foreign currency exchange rates as measured against the United States dollar. These exposures are directly related to our normal operating and funding activities. Historically and as of December 31, 2001, we have not used derivative instruments or engaged in hedging activities.

Additionally, the Company does not have significant exposure to changing interest rates on invested cash, which was $15,568,615 at December 31, 2001. Historically we have invested available cash in money market accounts, certificates of deposit and investment grade commercial paper that generally had maturities of three months or less, as well as debt securities of United States government agencies and corporate bonds. Our short-term investment portfolio is managed on a discretionary basis by a third party, subject to our investment policy. The Company's investment policy requires that its investment portfolio be limited to investment securities of less than one year in maturity. Furthermore, as a result of a change in the Company's investment strategy during the third quarter of 2001 to limit risk exposure, all of our invested cash is in money market accounts as of December 31, 2001. As a result, the interest rate market risk implicit in these investments at December 31, 2001, is low. However, factors influencing the financial condition of security issuers may impact their ability meet their financial obligations and could impact the realizability of our security portfolio. We have not undertaken any other interest rate market risk management activities.

Included in the results of operations for the year ending December 31, 2001 are net realized losses of $151,193. These losses are primarily due to the $171,627 loss sustained upon the sale of our investment in a commercial bond issued by Southern California Edison. Due to certain circumstances related to the State of California's regulatory environment, the fair value of our investment in the Southern California Edison bond had declined from its original purchased cost of $1,276,750, and we believed that the future value of these bonds would continue to be uncertain. Therefore, the Company elected to sell these bonds in September 2001 to reduce the risk in our investment portfolio.

A hypothetical ten percent change in market interest rates over the next year would not have a material effect on the fair value of the Company's debt instruments or our cash equivalents nor would it materially impact the earnings or cash flow associated with our cash investments. See Note 2 to the Financial Statements for further information on the fair value of the Company's financial instruments. Although our revolving line of credit bears interest at an adjustable rate of prime plus 1.25%, a hypothetical ten percent change in the market rates as of December 31, 2001 would not have a material effect on our earnings and cash flows in 2002, as the entire borrowings outstanding at December 31, 2001 were repaid on January 2, 2002. We anticipate drawing on our line of credit only for short-term working capital needs during 2002.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's Financial Statements and Notes to Financial Statements at December 31, 2001 and 2000 and for the years ended December 31, 2001, 2000 and 1999 together with the Report of Independent Public Accountants are included in Part IV of this Annual Report on Form 10-K as indicated on the Index to Financial Statements and Schedule on page 41.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                FINANCIAL DISCLOSURES

None.

PART III.

ITEM 10. EXECUTIVE OFFICERS AND DIRECTORS OF THE COMPANY

The executive officers and directors of eCollege as of March 8, 2002 are as follows:

Name	Age	Position
Executive Officers and Directors
Oakleigh Thorne	44	Chief Executive Officer and Chairman of the Board
Douglas H. Kelsall	48	Executive Vice President, Chief Financial Officer, Treasurer and Secretary
Robert S. Haimes	40	Senior Vice President of Market and Product Management
Steven P. Lindauer	47	Senior Vice President of Strategy and Business Development
Mark S. Brodsky	42	Vice President of Sales
Dr. Edward O. Gould	54	Vice President of Academic and Government Affairs
Matthew T. Schnittman	30	Vice President of Professional Services
Ward R. Huseth, C.P.A	29	Chief Accounting Officer and Controller
Lee R. Spiegler	33	General Counsel and Assistant Secretary
Jack W. Blumenstein	58	Director
Christopher E. Girgenti(1)(2)	38	Director
Jeri L. Korshak(1)(2)	47	Director
Robert H. Mundheim(1)(2)	69	Director
__________
(1) Member of the Compensation Committee. (2) Member of the Audit Committee.

Oakleigh Thorne has served as our Chief Executive Officer since May 30, 2000 and as a member of our Board of Directors since February 1998. Mr. Thorne has been Chairman and Chief Executive Officer of TBG Information Investors, LLC and the co-President of Blumenstein/Thorne Information Partners, L.L.C. since October 1996, and is a co-founder of these private equity investment firms. TBG, a partnership with GS Capital Partners II, is a private equity fund that focuses on capital transactions in the information industry. Prior to that time, from September 1986 to August 1996, Mr. Thorne served in various management positions, including most recently as President and Chief Executive Officer of CCH Incorporated, a leading provider of tax and business law information, software, and services.

Douglas H. Kelsall was named Executive Vice President in November 2000 and has served as our Chief Financial Officer and Treasurer since September 1999 and as our Secretary since November 2000. From July 1997 to August 1999, Mr. Kelsall served as Chief Financial Officer of TAVA Technologies, Inc.; from December 1995 to June 1997, he served as Chief Financial Officer of Evolving Systems, Inc.; from June 1993 to December 1995, he served as President of Caribou Capital Corporation. Prior to that time, Mr. Kelsall served in various management and Vice President positions at Colorado National Bank. Mr. Kelsall holds a Bachelor of Arts degree from the University of Colorado and a Master of Business Administration degree from the University of Denver. Mr. Kelsall presently serves on the Board of Caribou Capital Corporation.

Robert S. Haimes was named Senior Vice President of Market and Product Management in August 2001 and has served as our Vice President of Marketing since November 1999. From 1996 to 1999, he served as the Brand Marketing Director and the Director of Market Development for Coors Brewing Company. In 1995 and 1996, Mr. Haimes was Director of New Products and New Business Development at Boston Chicken, Inc. Prior to September of 1995, Mr. Haimes held positions in brand management, new business development and operations management at Procter and Gamble. He played a key role in his eleven years at Procter and Gamble, managing marketing campaigns to consumers and professionals in a highly competitive industry. Mr. Haimes holds a Bachelor of Science degree in Mechanical Engineering from the University of Cincinnati and a Master of Business Administration degree from Xavier University.

Steven P. Lindauer has served as our Senior Vice President of Strategy and Business Development since August 2001. From June 2000 to May 2001, Mr. Lindauer served as a Director of Strategic Alliances at DigitalThink, where he launched and operated the company's alliance with one of the world's largest technology outsourcing and systems integration firms. Prior to April 2000, Mr. Lindauer worked for Accenture, Ltd. (formerly Andersen Consulting) for 17 years, most recently as associate partner and global competency leader for its learning practice. Mr. Lindauer holds a Bachelor of Arts degree in Biology from the University of Colorado.

Mark S. Brodsky has served as our Vice President of Sales since August 1, 2000. Mr. Brodsky served as our Regional Vice President of Sales in the Eastern territory from November 14, 1998 to July 31, 2000. Prior to joining eCollege, Mr. Brodsky was Vice President of Sales for Aprisa Multimedia, a company he helped found in Denver in 1995, which was later acquired by Capella Learning in November 1997. Prior to Aprisa, Mr. Brodsky held sales and sales management positions with Aimtech Corporation, Fluent Inc., Teleconferencing Systems and Hughes Aircraft Corporation. Mr. Brodsky received a Bachelor of Science degree in Finance from San Diego State University.

Dr. Edward O. Gould has served as our Vice President of Academic and Government Affairs since January 2002. Dr. Gould also serves as the Executive Director of the academic forum, Center for Internet Technology in Education (CiTESM), a division of eCollege. Dr. Gould comes to eCollege from San Joaquin Delta College where he served as Superintendent and President from January 2000 to January 2002. Other previous positions include Vice Chancellor of Student Services and Special Programs at the California Community Colleges Chancellor's Office in Sacramento from July 1998 to January 2000; interim Vice President of Student Services at Ohlone College from July 1997 to June 1998; President and District Superintendent at Monterey Peninsula College from July 1995 to June 1997; President and District Superintendent at Victor Valley Community College District from August 1990 to June 1995; and from July 1986 until July 1990 Dean of Student Services at the Gavilan Joint Community College District. Dr. Gould attended Hartnell College, California State University Hayward, San Diego State College and the University of Nevada, Reno, where he earned a Doctorate in Education in Counseling and Personnel Services.

Matthew T. Schnittman has served as our Vice President of Professional Services since July 2001. Mr. Schnittman served as our Director of Strategic Planning and Analysis from July 1999 to June 2001. Before joining eCollege, Mr. Schnittman worked at PricewaterhouseCoopers from June 1998 to June 1999 in the Management Consulting Strategy group, where he provided strategic consulting services to Fortune 1,000 companies. From January 1995 to June 1997, Mr. Schnittman was with CCD, LLP, a consulting boutique focused on consumer product strategy. Mr. Schnittman holds a Bachelor of Science degree in Business and Public Administration in Marketing from the University of Arizona, and a Master of Business Administration degree in Management and Strategy, Finance and Marketing from JL Kellogg Graduate School of Management.

Ward R. Huseth, C.P.A., has served as our Chief Accounting Officer and Controller since December 2001. Mr. Huseth served as our Assistant Controller from December 2000 to December 2001. Prior to joining eCollege, Mr. Huseth worked for the public accounting firm of Deloitte & Touche LLP for five years, most recently as an assurance and advisory manager for its Denver, Colorado office. Mr. Huseth holds a Bachelor of Business Administration degree in Accounting from the University of Wisconsin-Whitewater.

Lee R. Spiegler has served as our General Counsel and Assistant Secretary since September 2001. Prior to joining eCollege, Mr. Spiegler served as General Counsel for ClearVision Laser Centers from November 2000 through August 2001 and as their Assistant General Counsel from July 1999 through November 2000. From June 1998 through July 1999, Mr. Spiegler was an Associate with Brobeck, Phleger & Harrison, LLP. From September 1996 through June 1998, Mr. Spiegler was an Associate with Ballard Spahr Andrews & Ingersoll, LLP. Mr. Spiegler received a Bachelor of Science degree in Economics from The Wharton School, University of Pennsylvania and a Juris Doctor degree from the University of Colorado School of Law.

Jack W. Blumenstein has served as a member of our Board of Directors since January 1998. Mr. Blumenstein has been the President of TBG Information Investors, LLC, and the co-President of Blumenstein/Thorne Information Partners, L.L.C. since October 1996, and is a co-founder of these private equity investment firms. TBG, a partnership with GS Capital Partners II, is a private equity fund that focuses on capital transactions in the information industry. From October 1992 to September 1996, Mr. Blumenstein held various positions with The Chicago Corporation (now ABN AMRO, Inc.), serving most recently as Executive Vice President, Debt Capital Markets Group and a member of the Board of Directors. Mr. Blumenstein was President and CEO of Ardis, a joint venture of Motorola and IBM, and has held various senior management positions in product development and sales and marketing for Rolm Corporation and IBM. Mr. Blumenstein also presently serves on the Boards of Illuminet Holdings, Inc., AirCell, Inc., SCP Communications, Inc. and RCT Systems, Inc.

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

Jeri L. Korshak has served as a member of our Board of Directors since February 1999. Ms. Korshak has over twenty years of experience in marketing and business development. Ms. Korshak served as Senior Vice President of Marketing and Business Development for AuraServ Communications from June 2000 to March 2001 and Vice President of Strategy for MediaOne Group from June 1998 to June 2000. Ms. Korshak was Vice President and General Manager of US WEST Dex-Mountain Region from September 1995 to May 1998, and Vice President and General Manager of Interactive Television of US WEST Multimedia from November 1994 to September 1995. In these and other positions, Ms. Korshak has been involved in developing and introducing interactive services.

Robert H. Mundheim has served as a member of our Board of Directors since January 2001. Mr. Mundheim has been Of Counsel to Shearman & Sterling since March 1999. Mr. Mundheim formerly held the position of Senior Executive Vice President and General Counsel of Salomon Smith Barney Holdings Inc. Before that he was Executive Vice President and General Counsel of Salomon Inc., a firm which he joined in September 1992. Prior to joining Salomon Inc., Mr. Mundheim was co-Chairman of the New York law firm of Fried, Frank, Harris, Shriver & Jacobson. Until 1992 Mr. Mundheim was the University Professor of Law and Finance at the University of Pennsylvania Law School, where he had taught since 1965. He served as Dean of that institution from 1982 through 1989. Among his other professional activities, Mr. Mundheim has been General Counsel to the U.S. Treasury Department (1977-1980); Special Counsel to the Securities and Exchange Commission (1962-1963); and Vice Chairman, Governor-at-Large and a member of the Executive Committee of the National Association of Securities Dealers (1988-1991). He is a trustee and President of the American Academy in Berlin, a trustee of the New School University and a member of the Council of the American Law Institute, board member of the Salzburg Seminar, and President of the Appleseed Foundation. He served as a member of the ABA Commission on Multidisciplinary Practice and on the Bar Association of the City of New York's Commission on the Future of CUNY.

Directors' Terms

All directors hold office until the next annual meeting of stockholders or until their successors have been duly elected and qualified.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table
Name and Principal Position		Annual Compensation			Long Term Compensation
	Year	Salary	Bonus	Other	Restricted Stock Awards	Securities Underlying Options/SARs	All Other Compensa- tion
Oakleigh Thorne	2001			$52,730(1)
Chief Executive Officer	2000			$19,010(1)		1,000,000(1)
	1999

Douglas H. Kelsall	2001	$185,000			$142,500(2)	25,000
Executive Vice President, Chief	2000	$171,541	$ 68,000			100,000
Financial Officer and Treasurer	1999	$ 40,815(2)	$ 30,000			222,221(2)

Nancy S. Roecker	2001	$180,000		$28,279(3)		7,500
Senior Vice President and Chief	2000	$ 6,922(3)				75,000
Technology Officer	1999

Robert S. Haimes	2001	$180,000				16,000
Vice President, Market and Product	2000	$148,333	$ 54,000			15,000
Management	1999	$ 15,436	$ 9,121			90,000

Mark S. Brodsky	2001	$140,000				7,500
Vice President, Sales	2000	$115,625	$ 81,500	$31,957(4)		62,500
	1999	$ 75,000		$39,687(4)		2,834

Charles P. Schneider	2001	$168,485				75,000(5)	$132,500(5)
Former President and Chief	2000	$250,833	$120,000			125,000
Operating Officer	1999	$102,750(5)	$145,500(5)			435,555
__________

(1)

Oakleigh Thorne has served as our Chief Executive Officer since May 30, 2000. In lieu of salary, benefits and other compensation, the Company granted Blumenstein/Thorne Information Partners I, L.P., an investment fund affiliated with Mr. Thorne, fully vested options to purchase up to 1,000,000 shares of the Company's common stock. Of these 1,000,000 shares, options for 200,000 shares have an exercise price of $3.875, the fair market value of the Company's common stock on the date of the grant; options for 200,000 shares have an exercise price of $3.875, based on the Company having met certain stock price performance criteria; and options for the remaining 600,000 shares have an exercise price of $15.00 per share, which can be adjusted to $3.875 based on certain stock price performance criteria. In the third quarter of 2001, the Company recorded the fair market value, based upon an independent valuation, of these non-employee options of $2,570,408 as compensation expense. This amount is reflected as Other General and Administrative expense in the accompanying statements of operations. In addition, the Company pays Mr. Thorne's travel and living expenses, which totaled $52,730 in 2001 and $19,010 in 2000.

(2)

Douglas H. Kelsall has served as the Company's Chief Financial Officer since September of 1999. On June 21, 2001 Mr. Kelsall was awarded 50,000 shares of the Company's common stock under the Company's 1999 Stock Incentive Plan in consideration for his services to the Company and his consent to terminate a previous option grant issued in 1999 for the option to purchase 50,000 shares of the Company's common stock at an exercise price of $9.00, the quoted market price of the Company's common stock at the date of grant. One third of the shares will vest on June 21, 2002, the one year anniversary of the award, and the balance will vest in 24 successive equal monthly installments beginning in July 2002, provided Mr. Kelsall continues in employment with the Company. Dividends will be payable on the vested shares if, and to the extent, paid on the Company's common stock generally. On December 31, 2001, these restricted shares of common stock had a market value of $158,500. The Company recorded stock-based deferred compensation cost of $142,500, equal to the fair market value of the restricted common stock on June 21, 2001. The deferred compensation cost will be amortized on a straight-line basis through July 2, 2004.

(3)

Nancy S. Roecker served as the Company's Senior Vice President and Chief Technology Officer from December 2000 to February 2002. Her employment with the Company terminated in February 2002. The Company paid Ms. Roecker $17,187 in living expenses and $11,092 in moving expenses, for which she issued a promissory note to the Company, during 2001.

(4)	Mark S. Brodsky received $31,957 and $39,687 in compensation for commissions related to sales in 2000 and 1999, respectively.
(5)

Charles P. Schneider served as the Company's President from November 2000 through July 2001 and as the Company's Chief Operating Officer from June 1999 through November 2000. His employment with the Company terminated in July 2001. On July 2, 2001, the Compensation Committee of the Board of Directors awarded Mr. Schneider options to purchase up to 75,000 shares of the Company's common stock under the Company's 1999 Stock Incentive Plan, as consideration for Mr. Schneider's services to the Company and his consent to extend the non-competition provisions of his employment agreement in connection with his departure from the Company. These options have a 5 year term, were fully vested at the award date and become exercisable on July 2, 2002. The exercise price of the option grant is $5.00 per share. Mr. Schneider received a $108,000 signing and moving bonus in 1999 pursuant to his employment agreement. Pursuant to his employment agreement, Mr. Schneider executed a severance agreement with the Company and received severance pay in the amount of $132,500, equal to six months of his salary.

Option Grants in Last Fiscal Year

	Individual Grants				Potential Realized Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
Name	Number of Securities Underlying Options/SARs Granted (#)	% of Total Options/SARs Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date	5%($)	10%($)
Oakleigh Thorne	-	-	-	-	-	-
Douglas H. Kelsall	25,000	4.4%	$2.85	6/20/11	$ 44,809	$ 56,125
Nancy S. Roecker	7,500	1.3%	$2.85	6/20/11	$ 13,443	$ 16,838
Robert S. Haimes	16,000	2.8%	$2.85	6/20/11	$ 28,678	$ 35,920
Mark S. Brodsky	7,500	1.3%	$2.85	6/20/11	$ 13,443	$ 16,838
Charles P. Schneider	75,000(1)	13.1%	$5.00	7/01/06	$235,835	$295,395
__________
(1)

On July 2, 2001, Mr. Schneider was awarded options to purchase up to 75,000 shares of the Company's common stock under the Company's 1999 Stock Incentive Plan, as consideration for Mr. Schneider's services to the Company and his consent to extend the non-competition provisions of his employment agreement in connection with his departure from the Company. These options have a 5 year term, were fully vested at the award date and become exercisable on July 2, 2002. The exercise price of the option grant is $5.00 per share.

Aggregate Year-End Option Values

The following table sets forth information concerning the aggregate number of options exercised during the year ended December 31, 2001 by each of the named Executive Officers and outstanding options held by each officer at December 31, 2001.

	Shares Acquired On	Value	Number of Securities Underlying Unexercised Options at December 31, 2001		Value of Unexercised In-the-Money Options at December 31, 2001(1)
Name	Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Oakleigh Thorne	-	-	1,000,000(2)	-	$ 0	$ 0
Douglas H. Kelsall	-	-	157,988	139,233	$ 6,965	$ 15,785
Nancy S. Roecker	-	-	27,083	55,417	$ 0	$ 2,400
Robert S. Haimes	-	-	67,083	53,917	$ 2,089	$ 7,456
Mark S. Brodsky	-	-	34,531	42,969	$ 6,186	$ 3,957
Charles P. Schneider	8,334	$10,209	-	75,000	$ 0	$ 0
__________
(1)

Whether an option is "in-the-money" is determined by subtracting the exercise price of the option from the closing price for the common stock as reported by the NASDAQ on December 31, 2001 ($3.17). If the amount is greater than zero, the option is "in-the-money." For the purpose of such calculation, the exercise price per share is the applicable exercise price as of December 31, 2001 and does not reflect market price changes subsequent to December 31, 2001.

(2)	Granted to Blumenstein/Thorne Information Partners I, L.P., an investment fund affiliated with Mr. Thorne, and are fully vested options.

Director Compensation

Non-employee Board members are compensated with an annual payment of $10,000 for Board service and an additional $2,500 for service on each committee. Pursuant to the Company's 1999 Stock Incentive Plan, each non-employee Board member may elect to apply all or any portion of the annual retainer fee otherwise payable in cash for his or her service on the Board to the acquisition of a special option grant under the Director Fee Option Grant Program. Such election must be filed with the Company's Chief Financial Officer prior to the first day of the calendar year for which the election is to be in effect. Each non-employee Board member who files such a timely election with respect to the annual retainer fee shall automatically be granted an option under the Director Fee Option Grant Program on the first trading day in January in the calendar year for which that fee would otherwise be payable. Board members are reimbursed for their reasonable travel expenses incurred in connection with attending the Company's meetings.

On April 26, 2001, Mr. Mundheim was granted 95,000 options to purchase the Company's Common Stock as compensation for his service as a director. The 95,000 options are exercisable in sixty successive equal monthly installments upon Mr. Mundheim's completion of each month of Board service. These options were granted at an exercise price of $3.85. These options are subject to a special acceleration event if Oakleigh Thorne ceases service as Chairman of the Board and Chief Executive Officer of the Company, and his replacement or replacements are not acceptable to Mr. Mundheim (''Special Acceleration Event''). If the Special Acceleration Event occurs on or before January 23, 2004, then 50% of the outstanding unvested options held by Mr. Mundheim automatically accelerate so that such options shall become fully vested and exercisable. If such Special Acceleration Event happens after January 23, 2004, then 100% of the outstanding options held by Mr. Mundheim automatically accelerate so that such options shall become fully vested and exercisable

Employment Agreements

We have entered into an employment agreement with Mr. Kelsall. The agreement, as amended, sets an annual base salary for Mr. Kelsall of $185,000, which may be adjusted upward by the Board of Directors. In addition to a base salary, Mr. Kelsall is eligible for an annual bonus of up to $92,500, payable in cash. For the year ended December 31, 2001, we issued to Mr. Kelsall options to purchase up to 25,000 shares of our common stock at an exercise price of $2.85 per share. These options are subject to vesting requirements. In addition, on June 21, 2001, Mr. Kelsall was awarded 50,000 shares of the Company's common stock under the Company's 1999 Stock Incentive Plan, as consideration for Mr. Kelsall's services to the Company and his consent to terminate a previous option grant issued in 1999 for the option to purchase 50,000 shares of the Company's common stock at an exercise price of $9.00, the quoted market price of the Company's common stock at the date of grant. These shares of common stock are restricted, with the restrictions lapsing in a series of installments over three years, provided that Mr. Kelsall remains in continuous service with the Company through each date. All unvested options vest upon a change of control of eCollege. Mr. Kelsall is also entitled to standard benefits including vacation days, participation in a flexible reimbursement plan, and medical/dental insurance.

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

We have entered into an employment agreement with Mr. Haimes. The agreement, as amended, sets an annual base salary for Mr. Haimes of $180,000, which may be adjusted upward or downward by the Board of Directors. In addition to a base salary, Mr. Haimes is eligible for an annual bonus of up to $72,000, payable in cash. For the year ended December 31, 2001, we issued to Mr. Haimes options to purchase up to 16,000 shares of our common stock at an exercise price of $2.85 per share. These options are subject to vesting requirements. All unvested options vest upon a change of control of eCollege. Mr. Haimes is also entitled to standard benefits including vacation days, participation in a flexible reimbursement plan, and medical/dental insurance.

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

We have entered into an employment agreement with Mr. Brodsky. The agreement, as amended, sets an annual base salary for Mr. Brodsky of $140,000, which may be adjusted upward or downward by the Board of Directors. In addition to a base salary, Mr. Brodsky is eligible for an annual bonus of up to $140,000, payable in cash. For the year ended December 31, 2001, we issued to Mr. Brodsky options to purchase up to 7,500 shares of our common stock at an exercise price of $2.85 per share. These options are subject to vesting requirements. All unvested options will vest upon a change of control of eCollege. Mr. Brodsky is also entitled to standard benefits including vacation days, participation in a flexible reimbursement plan, and medical/dental insurance.

Mr. Brodsky's employment may be terminated by eCollege or by him at any time and for any reason.

The agreement contains non-competition provisions during the term of employment and for the period of twelve months after termination of employment. Under these provisions, Mr. Brodsky may not:

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

We have entered into an employment agreement with Mr. Lindauer. The agreement sets an annual base salary for Mr. Lindauer of $170,000, which may be adjusted upward or downward by the Board of Directors. In addition to a base salary, Mr. Lindauer was eligible for a bonus of up to $14,875, payable in cash for the year ending December 31, 2001. For the year ended December 31, 2001, we issued to Mr. Lindauer options to purchase up to 75,000 shares of our common stock at an exercise price of $4.00 per share. These options are subject to vesting requirements. All unvested options will vest upon a change of control of eCollege. Mr. Lindauer is also entitled to standard benefits including vacation days, participation in a flexible reimbursement plan, and medical/dental insurance.

Mr. Lindauer's employment may be terminated by eCollege or by him at any time and for any reason.

The agreement contains non-competition provisions during the term of employment and for the period of six months after termination of employment. Under these provisions, Mr. Lindauer may not:

  own an interest in, participate in the management of, or perform services for any competitive business or activity; or

  for a period of 6 months subsequent to termination, solicit any of our employees to terminate their employment.

The agreement also contains a confidentiality provision as well as a provision recognizing that we own all ideas and inventions conceived by Mr. Lindauer during the term of the agreement.

We have entered into an employment agreement with Dr. Gould. The agreement sets an annual base salary for Dr. Gould of $147,000, which may be adjusted upward or downward by the Board of Directors. In addition to a base salary, Dr. Gould is eligible for an annual bonus of up to $48,000, payable in cash. On January 31, 2002, we issued to Dr. Gould options to purchase up to 30,000 shares of our common stock at an exercise price of $2.75 per share. These options are subject to vesting requirements. All unvested options will vest upon a change of control of eCollege. Dr. Gould is also entitled to standard benefits including vacation days, participation in a flexible reimbursement plan, and medical/dental insurance.

Dr. Gould's employment may be terminated by eCollege or by him at any time and for any reason.

The agreement contains non-competition provisions during the term of employment and for the period of twelve months after termination of employment. Under these provisions, Dr. Gould may not:

  own an interest in, participate in the management of, or perform services for any competitive business or activity; or

  for a period of 12 months subsequent to termination, solicit any of our employees to terminate their employment.

The agreement also contains a confidentiality provision as well as a provision recognizing that we own all ideas and inventions conceived by Dr. Gould during the term of the agreement.

In July 2001, Mr. Schneider's employment with the Company terminated. The Company entered into an employment agreement with Mr. Schneider at the time of his hiring. Under the terms of his agreement, Mr. Schneider was entitled to receive severance pay in an amount equal to six months of his salary upon execution of a severance agreement. On July 2, 2001, the Compensation Committee of the Board of Directors awarded Mr. Schneider options to purchase up to 75,000 shares of the Company's common stock under the Company's 1999 Stock Incentive Plan, as consideration for Mr. Schneider's services to the Company and his consent to extend the non-competition provisions of his agreement in connection with his departure from the Company. These options have a 5 year term, were fully vested at the award date and become exercisable on July 2, 2002. The exercise price of the option grant is $5.00 per share.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information known to us with respect to beneficial ownership of the common stock as of March 8, 2002 (unless otherwise stated in the footnotes) by (i) each stockholder that we know is the beneficial owner of more than 5% of the common stock, (ii) each director and nominee for director, (iii) each of the executive officers named in the Summary Compensation Table and (iv) all executive officers and directors as a group. Unless otherwise indicated, each of the security holders has sole voting and investment power with respect to the shares beneficially owned, subject to community property laws, where applicable.
Name of Beneficial Owner	Number of Shares Beneficially Owned		Percent of Ownership
Oakleigh Thorne	3,564,227	(1)	20.6%
Douglas H. Kelsall	207,655	(2)	1.3%
Nancy S. Roecker	35,415	(3)	*
Robert S. Haimes	83,919	(4)	*
Mark S. Brodsky	48,277	(5)	*
Blumenstein/Thorne Information Partners I, L.P.	2,622,975	(6)	15.1%
New World Equities, Inc.	917,378	(7)	5.6%
Jack W. Blumenstein	2,627,475	(8)	15.1%
Christopher E. Girgenti	917,378	(9)	5.6%
Jeri L. Korshak	12,361	(10)	*
Robert H. Mundheim	23,750	(11)	*
Charles P. Schneider	10,500	(12)	*
Robert N. Helmick	1,400,000	(13)	8.6%
R.A. Investment Group	1,072,223	(14)	6.6%
Wellington Management Company LLP	1,000,000	(15)	6.1%
Lord, Abbett & Co.	1,150,300	(16)	7.0%
AWM Investment Co.	999,446	(17)	6.1%
Oakleigh B. Thorne	722,222	(18)	4.4%
All directors and executive officers as a group	4,930,502	(19)	27.8%
__________ * Less than one percent

(1)

Includes an option grant to Blumenstein/Thorne Information Partners I, L.P., to purchase up to 1,000,000 shares of the Company's common stock. Of these 1,000,000 shares, 200,000 option shares have an exercise price of $3.875, the fair market value of the Company's common stock on the date of the grant; 200,000 option shares have an exercise price of $3.875, based on the Company having met certain stock price performance criteria; and 600,000 option shares have an exercise price of $15.00 per share, which can be adjusted to $3.875 based on certain stock price performance criteria. Also includes 1,622,975 shares beneficially owned by Blumenstein/Thorne Information Partners I, L.P. and 75,955 shares owned by the Oakleigh Thorne Irrevocable GST Trust. Mr. Thorne is a co-President of Blumenstein/Thorne Information Partners L.L.C, the general partner of Blumenstein/Thorne Information Partners I, L.P. Mr. Thorne disclaims beneficial ownership of the options and shares held by Blumenstein/Thorne Information Partners I, L.P., except to the extent of his pecuniary interest, if any. The address for Mr. Thorne is 10200 A East Girard Avenue, Denver, Colorado 80231.

(2)

Includes options to purchase 186,655 shares of common stock exercisable within 60 days of March 8, 2002, 4,500 shares held by Mr. Kelsall's spouse and 1,500 shares held by Mr. Kelsall's children. The address for Mr. Kelsall is 10200 A East Girard Avenue, Denver, Colorado 80231.

(3)	Consists of options to purchase 35,415 shares of common stock exercisable within 60 days of March 8, 2002. The address for Ms. Roecker is 1102 Forest Trail Drive, Castle Rock, Colorado 80104.
(4)	Includes options to purchase 81,665 shares of common stock exercisable within 60 days of March 8, 2002. The address for Mr. Haimes is 10200 A East Girard Avenue, Denver, Colorado 80231.
(5)	Includes options to purchase 43,605 shares of common stock exercisable within 60 days of March 8, 2002. The address for Mr. Brodsky is 10200 A East Girard Avenue, Denver, Colorado 80231.
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

(10)	Includes options to purchase 11,361 shares of common stock exercisable within 60 days of March 8, 2002. The address for Ms. Korshak is c/o eCollege, 10200 A East Girard Avenue, Denver, Colorado 80231.
(11)	Consists of options to purchase 23,750 shares of common stock exercisable within 60 days of March 8, 2002. The address for Mr. Mundheim is 599 Lexington Avenue, New York, New York 10022.
(12)	The address for Mr. Schneider is 171 S. Olive Street, Denver, Colorado 80230.
(13)

Consists of 975,000 shares of common stock held by Robert N. Helmick Limited and 425,000 shares of common stock held by the Julia A. Helmick Annuity Trust. The address for Mr. Helmick is 34 Cherry Hills Farm Drive, Englewood, Colorado 80110.

(14)

Consists of 943,556 shares held by R.A. Investment Group, 42,889 shares held by Nicholas J. Pritzker, as trustee of the Donrose Trust, 42,889 shares held by Marshall E. Eisenberg, as trustee of JBR Trust #4, and 42,889 shares held by Simon Zunamon, as trustee of T&M Childrens Trust; excludes an aggregate of 301,378 shares owned by such persons, as to which New World Equities has the sole voting and dispositive power pursuant to certain nominee agreements; and excludes any other shares beneficially owned by New World Equities, Inc. or its owners. The address for such persons is 200 W. Madison Street, Suite 2500, Chicago, Illinois 60606.

(15)	The address for Wellington Management Group LLC is 75 State Street, Boston, Massachusetts 02109.
(16)	The address for Lord, Abbett & Company is 90 Hudson Street, Jersey City, New Jersey 07302.
(17)	The address for AWM Investment Company is 153 East 53rd Street, 55th floor, New York, New York 10022.
(18)

Excludes shares beneficially owned by Blumenstein/Thorne Information Partners I, L.P. Mr. Thorne is the beneficiary of a trust which is a limited partner in Blumenstein/Thorne Information Partners I, L.P. Mr. Thorne is the father of Oakleigh Thorne, the Company's Chief Executive Officer. The address for Oakleigh B. Thorne is P.O. Box 871, Lake Forest, Illinois 60045.

(19)	Includes 1,399,903 shares issuable upon the exercise of options exercisable within 60 days of March 8, 2002. [See notes 1, 2, 3, 4, 5, 9, 10, 11]

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions With Management and Others

The following are brief descriptions of transactions between us and any of our directors, executive officers or stockholders known to us to own beneficially more than 5% of our shares, or any member of the immediate family of any of those persons, since January 1, 2001, where the amount involved exceeded $60,000:

Indemnification Agreements

We have entered into indemnification agreements with our non-employee directors, Messrs. Blumenstein, Girgenti and Mundheim and Ms. Korshak.

Indebtedness of Management

On June 23, 2000, the Company issued a $271,000 secured promissory note to Jonathan Dobrin, our former Chief Technology Officer. The note is a full recourse note and is secured by the common stock of the Company owned by the former executive officer. The note was originally due on December 31, 2000. Interest accrued on the note through December 31, 2000 was paid during the first quarter of 2001. The note was extended until April 30, 2002 and began to bear interest at 9% per annum as of April 1, 2001. The principal, together with accrued but unpaid interest due on the outstanding unpaid balance, is payable in monthly installments through April 30, 2002. In November 2001, the Company purchased 14,935 of the pledged shares of the Company's common stock from the former executive officer for $3.00 per share, or $44,805, in lieu of cash payment on the note. These shares of common stock were immediately retired and are no longer outstanding. As of December 31, 2001, $117,430 remained outstanding on the note receivable. In January 2002, the Company purchased 15,801 of the pledged shares of the Company's common stock from the former executive officer for $3.00 per share, or $47,403, in lieu of cash payment on the note.

PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) Financial Statements

(a)(2) None

(a)(3) Exhibits
Exhibit Number		Description
_________		_____________________________________
3.1	*	Second Amended and Restated Certificate of Incorporation.
3.4	*	Amended and Restated Bylaws.
4.1	*	Specimen Common Stock Certificate.
10.1	**	Separation Agreement and Release Between Rob Helmick and Company.
10.2	***	Registration Agreement between Company and Blumenstein/Thorne Information Partners I, L.P.
10.3	***	Stock Option Agreement between Company and Blumenstein/Thorne Information Partners I, L.P.
10.5	*	Amended and Restated Shareholders Agreement made as of December 21, 1998, by and among the Registrant and each of the Parties listed on the Schedules attached thereto.
10.6	*	Form of Indemnification Agreement by and between the Company and its outside directors.
10.9	*	Form of Common Stock Purchase Warrant expiring June 11, 2000, issued pursuant to the Unit Purchase Agreement dated June 11, 1997.
10.13	*	Lease Agreement dated May 10, 1999 between Kennedy Center Partnership and the Company.
10.14	*	Lease Agreement dated May 10, 1999 between Kennedy Center Partnership and the Company.
10.15	*	1999 Employee Stock Purchase Plan.
10.16	*	1999 Stock Incentive Plan.
10.17	*	Employment Agreement dated as of April 12, 1999 between the Company and Charles P. Schneider.
10.18	*	Employment Agreement dated as of August 9, 1999 between the Company and Douglas H. Kelsall.
10.19	*	Amendment to Amended and Restated Stockholders Agreement.
10.20	*	Warrant to Purchase Common Stock issued October 21, 1999.
10.21	*	U.S. Department of Commerce Financial Assistance Award.
10.22	****	Amendment to Employment Agreement dated as of March 12, 2001 between the Company and Charles P. Schneider.
10.23	****	Amendment to Employment Agreement dated as of March 12, 2001 between the Company and Douglas H. Kelsall.
10.24	****	Employment Agreement, as amended, dated as of November 5, 1999 between the Company and Robert Haimes.
10.25	****	Employment Agreement, as amended, dated as of November 4, 1998 between the Company and Mark Brodsky.
10.26	*****	Employment Agreement, as amended, dated as of November 29, 2000 between the Company and Nancy Roecker.
10.27	******	Severance Agreement, as amended, dated as of July 3, 2001 between the Company and Charles P. Schneider.
10.28	*******	Employment Agreement dated as of July 31, 2001 between the Company and Steven P. Lindauer.
10.29		Employment Agreement dated as of January 7, 2002 between the Company and Dr. Edward O. Gould.
23.1		Consent of Arthur Andersen LLP.
________
	*	Incorporated by reference from the Company's Registration Statement on Form S-1 (File No. 333-78365).
	**	Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2000.
	***	Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2000.
	****	Incorporated by reference from the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2001
	*****	Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2001.
	******	Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2001.
	*******	Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2001.

(b) No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

eCollege.com
By: Date:	/s/ Oakleigh Thorne Name: Oakleigh Thorne Title: Chief Executive Officer March 25, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
By: Date:	/s/ Oakleigh Thorne Name: Oakleigh Thorne Title: Chief Executive Officer March 25, 2002
By: Date:	/s/ Douglas H. Kelsall Name: Douglas H. Kelsall Title: Chief Financial Officer and Treasurer (principal financial officer) March 25, 2002
By: Date:	/s/ Ward R. Huseth Name: Ward R. Huseth, C.P.A. Title: Chief Accounting Officer March 25, 2002
By: Date:	/s/ Jack W. Blumenstein Name: Jack W. Blumenstein Title: Director March 25, 2002
By: Date:	/s/ Christopher E. Girgenti Name: Christopher E. Girgenti Title: Director March 25, 2002

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To eCollege.com:

We have audited the accompanying balance sheets of eCollege.com (a Delaware corporation) as of December 31, 2001 and 2000, and the related statements of operations and comprehensive loss, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of eCollege.com as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

As explained in Note 3 to the financial statements, effective January 1, 2000 the Company changed its method of accounting for certain revenue.

/s/ Arthur Andersen LLP

Denver, Colorado,
    February 5, 2002.

eCollege.com
BALANCE SHEETS
	December 31,
	2001	2000
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 16,625,705	$ 12,292,162
Available-for-sale securities	-	16,122,699
Accounts receivable, net of allowances of $172,845 and $160,200, respectively	2,026,428	3,803,905
Accrued revenue receivable	311,822	432,716
Notes receivable-Related party	117,430	203,250
Other current assets	568,896	966,544
	__________	__________
Total current assets	19,650,281	33,821,276
Property and equipment, net	4,301,271	7,087,292
Notes receivable-Related party	-	67,750
Software development costs, net of accumulated amortization of $940,877 and $0, respectively	2,822,630	3,141,112
Other assets	465,800	630,200
	__________	__________
TOTAL ASSETS	$ 27,239,982	$ 44,747,630
	======	======

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Line of credit	$ 2,500,000	$ 2,000,000
Accounts payable	865,214	1,990,724
Capital lease obligations	847,047	629,708
Other accrued liabilities	1,370,453	3,741,004
Deferred revenue	2,774,359	3,839,275
Grant liabilities	2,615,987	3,972,402
	__________	__________
Total current liabilities	10,973,060	16,173,113
LONG-TERM LIABILITIES:
Capital lease obligations	945,504	1,388,875
Deferred revenue	323,528	893,150
Other liabilities	-	5,112
	__________	__________
Total long-term liabilities	1,269,032	2,287,137
	__________	__________
Total liabilities	12,242,092	18,460,250

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, no par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.01 par value, 50,000,000 shares authorized, 16,345,372 and 16,139,503 shares, respectively, issued and outstanding	163,454	161,395
Additional paid-in capital	84,886,438	83,675,688
Warrants and options for common stock	3,657,333	4,729,272
Deferred compensation	(223,937)	(1,122,626)
Accumulated other comprehensive loss	-	(7,549)
Accumulated deficit	(73,485,398)	(61,148,800)
	__________	__________
Total stockholders' equity	14,997,890	26,287,380
	__________	__________
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 27,239,982	$ 44,747,630
	======	======

The accompanying notes to financial statements are an integral part of these balance sheets.

eCollege.com
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
	For the Years Ended December 31,
	2001	2000	1999
REVENUE:
Student fees	$ 13,054,307	$ 7,037,442	$ 2,300,111
Campus and course development fees	4,416,453	4,325,430	1,949,880
Other	2,375,767	1,176,598	400,827
	__________	__________	__________
Total revenue	19,846,527	12,539,470	4,650,818
COST OF REVENUE	13,839,799	12,650,533	10,381,390
	__________	__________	__________
Gross profit (loss)	6,006,728	(111,063)	(5,730,572)
OPERATING EXPENSES:
Product development	4,809,576	7,133,497	2,255,562
Selling and marketing	7,147,317	10,586,595	7,242,939
General and administrative	6,717,781	9,434,181	5,929,810
Other general and administrative expense	-	2,570,408	-
	__________	__________	__________
Total operating expenses	18,674,674	29,724,681	15,428,311
	__________	__________	__________
LOSS FROM OPERATIONS	(12,667,946)	(29,835,744)	(21,158,883)
OTHER INCOME (EXPENSE):
Interest and other income	752,743	2,472,600	374,566
Interest expense	(269,932)	(317,439)	(23,110)
Other expense	(151,463)	(1,401)	-
	__________	__________	__________
NET LOSS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(12,336,598)	(27,681,984)	(20,807,427)
Cumulative effect of change in accounting principle	-	(1,205,038)	-
	__________	__________	__________
NET LOSS	(12,336,598)	(28,887,022)	(20,807,427)
OTHER COMPREHENSIVE LOSS:
Unrealized gain (loss) on available-for-sale securities	7,549	(7,549)	-
	__________	__________	__________
COMPREHENSIVE LOSS	$(12,329,049)	$(28,894,571)	$(20,807,427)
	======	======	======
NET LOSS APPLICABLE TO COMMON STOCKHOLDERS:
Net loss	$(12,336,598)	$(28,887,022)	$(20,807,427)
Dividends on mandatorily redeemable, convertible preferred stock	-	-	(2,090,680)
Accretion of mandatorily redeemable, convertible preferred stock	-	-	(327,099)
	__________	__________	__________
NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(12,336,598)	$(28,887,022)	$(23,225,206)
	======	======	======
BASIC AND DILUTED NET LOSS PER SHARE BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	$ (0.76)	$ (1.76)	$ (4.12)
Cumulative effect of change in accounting principle	-	(.07)	-
	__________	__________	__________
BASIC AND DILUTED NET LOSS PER SHARE	$ (0.76)	$ (1.83)	$ (4.12)
	======	======	======
PRO FORMA NET LOSS APPLICABLE TO COMMON STOCKHOLDERS (Note 3):
Pro forma net loss applicable to common stockholders			$(23,404,459)
			======
Pro forma basic and diluted net loss per share			$ (4.15)
			======
WEIGHTED AVERAGE SHARES OUTSTANDING-BASIC AND DILUTED	16,219,174	15,743,351	5,639,563
	======	======	======

The accompanying notes to financial statements are an integral part of these statements.

eCollege.com
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
	Common Stock						Accumulated
	Shares	Par Value	Additional Paid-in Capital	Warrants And Options	Notes Receivable	Deferred Compensation	Other Comprehensive Loss	Accumulated Deficit	Total
BALANCES, DECEMBER 31, 1998	5,112,333	$ 51,123	$ 405,067	$1,626,426	$(341,024)	$(1,244,007)	$ -	$ (9,036,572)	$ (8,538,987)
Issuance of common stock in initial public offering	5,000,000	50,000	54,950,000	-	-	-	-	-	55,000,000
Stock issuance costs	-	-	(5,239,280)	-	-	-	-	-	(5,239,280)
Conversion of Series A, B, C preferred stock into common stock	4,150,402	41,504	24,275,690	-	-	-	-	-	24,317,194
Issuance of common stock upon exercise of options	449,158	4,492	997,114	(242,339)	(252,569)	-	-	-	506,698
Warrants for common stock issued in connection with credit facility	-	-	-	172,200	-	-	-	-	172,200
Deferred stock based compensation	-	-	-	2,696,089	-	(2,696,089)	-	-	-
Amortization of deferred compensation	-	-	-	-	-	1,019,771	-	-	1,019,771
Dividends accrued on mandatorily redeemable, convertible preferred stock	-	-	-	-	-	-	-	(2,090,680)	(2,090,680)
Accretion of mandatorily redeemable, redeemable, convertible preferred stock to redemption value	-	-	-	-	-	-	-	(327,099)	(327,099)
Net loss	-	-	-	-	-	-	-	(20,807,427)	(20,807,427)
	_________	________	__________	__________	__________	___________	__________	__________	__________
BALANCES, DECEMBER 31, 1999	14,711,893	147,119	75,388,591	4,252,376	(593,593)	(2,920,325)	-	(32,261,778)	44,012,390
Issuance of common stock to initial public offering underwriters	500,000	5,000	5,495,309	-	-	-	-	-	5,500,309
Issuance of common stock - employee stock purchase plan	135,635	1,356	675,462	-	-	-	-	-	676,818
Stock issuance costs	-	-	(386,705)	-	-	-	-	-	(386,705)
Issuance of common stock upon exercise of options	261,794	2,618	1,815,765	(1,382,595)	-	-	-	-	435,788
Issuance of common stock upon exercise of warrants	530,181	5,302	582,906	-	-	-	-	-	588,208
Amortization of deferred compensation	-	-	-	-	-	1,191,142	-	-	1,191,142
Cancellation of options	-	-	104,360	(710,917)	-	606,557	-	-	-
Options for common stock issued in lieu of cash compensation	-	-	-	2,570,408	-	-	-	-	2,570,408
Collections on notes receivable	-	-	-	-	593,593	-	-	-	593,593
Net change in unrealized gain (loss) on available-for-sale securities	-	-	-	-	-	-	(7,549)	-	(7,549)
Net loss	-	-	-	-	-	-	-	(28,887,022)	(28,887,022)
	_________	________	__________	__________	__________	___________	__________	__________	__________
BALANCES, DECEMBER 31, 2000	16,139,503	161,395	83,675,688	4,729,272	-	(1,122,626)	(7,549)	(61,148,800)	26,287,380
Issuance of common stock - employee stock purchase plan	124,106	1,241	294,131	-	-	-	-	-	295,372
Issuance of common stock upon exercise of options	46,698	467	160,030	(75,868)	-	-	-	-	84,629
Issuance of restricted common stock upon cancellation of options	50,000	500	142,000	-	-	(142,500)	-	-	-
Retirement of common stock in exchange for reduction of note receivable	(14,935)	(149)	(44,656)	-	-	-	-	-	(44,805)
Expiration of warrants	-	-	155,065	(155,065)	-	-	-	-	-
Options for common stock issued in connection with severance	-	-	-	147,000	-	(147,000)	-	-	-
Deferred stock based compensation	-	-	-	15,071	-	(15,071)	-	-	-
Cancellation of options	-	-	504,180	(1,003,077)	-	498,897	-	-	-
Amortization of deferred compensation	-	-	-	-	-	704,363	-	-	704,363
Net change in unrealized gain (loss) on available-for-sale securities	-	-	-	-	-	-	7,549	-	7,549
Net loss	-	-	-	-	-	-	-	(12,336,598)	(12,336,598)
	_________	________	___________	__________	__________	___________	__________	__________	__________
BALANCES, DECEMBER 31, 2001	16,345,372	$ 163,454	$ 84,886,438	$3,657,333	$ -	$ (223,937)	$ -	$(73,485,398)	$14,997,890
	========	=======	========	=======	=======	========	=======	========	========

The accompanying notes to financial statements are an integral part of these statements.

eCollege.com
STATEMENTS OF CASH FLOWS
	For the Years Ended December 31,
	2001	2000	1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,336,598)	$(28,887,022)	$(20,807,427)
Adjustments to reconcile net loss to net cash used in operating activities-
Depreciation	3,467,764	2,701,852	1,201,869
Loss on disposition of assets	461	-	-
Provision for doubtful accounts	100,000	115,400	35,000
Amortization of capitalized internal-use software development costs	940,877	-	-
Options for common stock issued in lieu of cash compensation	-	2,570,408	-
Amortization of deferred stock-based compensation	704,363	1,191,142	1,019,771
Amortization of deferred financing costs	-	186,329	8,072
Changes in-
Accounts receivable and accrued revenue receivables	1,798,371	(2,716,091)	(1,354,065)
Other current assets	397,648	(677,913)	(362,875)
Other assets	164,400	164,300	(630,100)
Accounts payable and accrued liabilities	(3,496,061)	869,397	3,574,721
Deferred revenue	(1,634,538)	2,301,261	1,861,565
Grant liabilities	(1,356,415)	1,534,347	2,438,055
Other liabilities	(5,112)	(17,673)	(13,115)
	___________	__________	__________
Net cash used in operating activities	(11,254,840)	(20,664,263)	(13,028,529)
	___________	__________	__________
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(704,866)	(5,235,483)	(4,186,401)
Proceeds from disposition of property and equipment	22,662	-	-
Purchases of marketable securities	(5,998,788)	(36,003,376)	-
Proceeds from sales of marketable securities	22,129,036	19,873,128	-
Capitalized internal-use software development costs	(622,395)	(3,141,112)	-
Notes receivable issued to related parties	-	(416,000)	-
Payments received on notes receivable from related parties	108,765	145,000	-
	___________	___________	___________
Net cash provided by (used in) investing activities	14,934,414	(24,777,843)	(4,186,401)
	___________	___________	___________
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	380,001	7,201,123	55,506,698
Proceeds from issuance of preferred stock	-	-	2,250,000
Payment of stock issuance costs	-	(386,705)	(5,895,280)
Proceeds from sale-leaseback transactions	455,432	2,244,057	-
Payments on lease line of credit	(681,464)	(225,474)	-
Proceeds from line of credit	7,360,050	2,000,000	2,050,000
Payments on line of credit	(6,860,050)	-	(2,050,000)
Proceeds from notes receivable for stock	-	593,593	-
	___________	___________	___________
Net cash provided by financing activities	653,969	11,426,594	51,861,418
	___________	___________	___________
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,333,543	(34,015,512)	34,646,488
CASH AND CASH EQUIVALENTS, beginning of year	12,292,162	46,307,674	11,661,186
	___________	___________	___________
CASH AND CASH EQUIVALENTS, end of year	$ 16,625,705	$ 12,292,162	$ 46,307,674
	======	======	======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$ 269,932	$ 132,512	$ 10,933
	======	======	======

The accompanying notes to financial statements are an integral part of these statements.

eCollege.com

NOTES TO FINANCIAL STATEMENTS

(1) Organization and Nature of Business

Company History

eCollege.com ("eCollege" or the "Company," formerly Real Education, Inc. and Real Information Systems, Inc.) was organized and incorporated in the state of Colorado on July 26, 1996. The Company reincorporated in the State of Delaware on June 22, 1999, at which time each share of Real Education, Inc. common and preferred stock was exchanged for seven shares of eCollege common and preferred stock, respectively.

Business Activity

eCollege is a leading provider of technology and services that enable colleges, universities, primary and high schools and corporations to offer an online environment for distance and on-campus learning. The Company's technology enables its customers to reach a large number of students who wish to take online courses at convenient times and locations. Customers can also use the Company's technology to supplement their on-campus courses with an online environment. Additionally, the Company offers services to assist in the development of online programs, including online course and campus design, development, management and hosting, as well as ongoing administration, faculty, instructor and student support.

Operating and Business Risks

The Company is subject to various risks and uncertainties frequently encountered by companies in the early stages of development, particularly companies in the rapidly evolving market for Internet-based products and services. Such risks and uncertainties include, but are not limited to, its limited operating history, evolving and unpredictable technology and market demands and the management of rapid growth. To address these risks, the Company must, among other things, maintain and increase its customer base, implement and successfully execute its business and marketing strategies, continue to develop and upgrade its technology, provide superior customer service and attract, retain and motivate qualified personnel. There can be no guarantee that the Company will be successful in addressing such risks.

The Company's current business plan contemplates continued growth, and the Company believes that for the year ended December 31, 2002 it will most likely experience operating losses and may generate negative cash flows from operating and investing activities. The Company had cash and cash equivalents of $16,625,705 at December 31, 2001, which the Company believes is sufficient to fund its operations at least through December 31, 2002.

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

Available-for-Sale Securities

Debt securities that the Company has both the positive intent and ability to hold to maturity are classified as held-to-maturity and are reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with the unrealized gains and losses included in earnings. Debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as available-for-sale securities and reported at fair value, with unrealized gains or losses excluded from earnings and reported as a separate component of stockholders' equity in accumulated other comprehensive income (loss). The Company realized net losses totaling $159,193 and $1,401, during 2001 and 2000, respectively, in connection with sales of available-for-sale securities.

As of December 31, 2001, the Company held no available-for-sale securities. The Company's available-for-sale securities at December 31, 2000 consisted of debt securities of United States government agencies, corporate bonds and commercial paper, and were reported at fair value. The fair market value of these securities approximated their amortized cost.

Available-for-sale securities are summarized below.
December 31, 2000:	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$ 3,833,130	$ -	$ 2,738	$ 3,830,392
Corporate bonds	9,385,898	6,003	17,522	9,374,379
Corporate floating rate bonds	1,502,091	807	-	1,502,898
Debt securities issued by United States government agencies	1,409,129	5,901	-	1,415,030
	________	______	______	________
Total	$16,130,248	$ 12,711	$ 20,260	$16,122,699
	======	====	====	======

Accounts Receivable

The Company maintains an allowance for doubtful accounts based upon the expected collection of accounts receivable. At December 31, 2001 and 2000, the allowance for doubtful accounts was $172,845 and $160,200, respectively.

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

Property and Equipment

Property and equipment are stated at historical cost and depreciation is provided using the straight-line method, generally over estimated useful lives of three to five years. Maintenance and repairs are expensed as incurred and major additions, replacements and improvements are capitalized. Leasehold improvements are depreciated using the straight-line method over the shorter of the useful lives or the life of the related lease.

The components of property and equipment are as follows:
	2001	2000
Computer equipment	$8,021,095	$7,749,810
Purchased software	1,999,040	1,609,479
Office furniture and equipment	1,300,520	1,299,521
Leasehold improvements	856,585	845,451
	_________	_________
	12,177,240	11,504,261
Less: Accumulated depreciation	(7,875,969)	(4,416,969)
	_________	_________
	$4,301,271	$7,087,292
	=======	=======

Depreciation expense for the years ended December 31, 2001, 2000 and 1999 was $3,467,764, $2,701,852 and $1,201,869, respectively.

Software Development Costs

The Company follows the provisions of the AICPA's Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Pursuant to SOP 98-1, costs incurred during the application development stage are capitalized and costs incurred during the preliminary project and the post-implementation stages are expensed as incurred. Capitalized software development costs are amortized using the straight-line method over their estimated useful lives, generally three years. Amortization begins when the products are ready for their intended use.

On April 1, 2000, the Company began capitalizing costs related to development of its CampusPortal product. Through March 31, 2001, the Company had capitalized $3,763,507 of total costs related to development of the CampusPortal product. In April 2001, the software was determined to be ready for its intended use and the Company began amortizing these costs over the estimated useful life of three years. For the year ended December 31, 2001, the Company recorded $940,877 of amortization expense. Excluding the costs associated with the development of the CampusPortal product, since January 1, 1999 internal costs incurred during the application development stage in connection with enhancements and upgrades to the Company's internal-use software have been immaterial, due primarily to the short period of time between the preliminary project and post-implementation stages. In addition, the estimated useful lives of such enhancements and upgrades are deemed to be short. Accordingly, the Company has not capitalized any costs associated with these efforts, and has expensed them as Product Development as incurred.

The Company also develops software tools and services for use by its personnel that are either currently also marketed to third parties or for which the Company has a substantive plan to market such software. Costs for the development of such software are accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." SFAS No. 86 requires the capitalization of certain software development costs subsequent to the establishment of technological feasibility. The Company's software is deemed to be technologically feasible at the point a working model of the software product is developed. Through December 31, 2001, for products developed by the Company and marketed to third parties, the period from attainment of technological feasibility to general release has been brief and qualifying costs were not significant. Accordingly, the Company has not capitalized any such qualifying software development costs in the accompanying financial statements.

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

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates the recoverability of its long-lived assets based on estimated undiscounted future cash flows and provides for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the long-lived asset. At December 31, 2001, the Company's management believes that there is no impairment of the Company's long-lived assets.

Income Taxes

The current provision for income taxes represents actual or estimated amounts payable on tax return filings each year. Deferred tax assets and liabilities are recorded for the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying balance sheets, and for operating loss and tax credit carryforwards. The change in deferred tax assets and liabilities for the period measures the deferred tax provision or benefit for the period. Effects of changes in enacted tax laws on deferred tax assets and liabilities are reflected as adjustments to the tax provision or benefit in the period of enactment. The Company's deferred tax assets have been completely reduced by a valuation allowance because management does not believe realization of the deferred tax assets is sufficiently assured at each balance sheet date (see Note 10).

Grant Program

The Company implemented a Grant Program in late 1999 designed to assist new and existing customers by increasing the quality and number of online courses they offer and the number of students pursuing online degrees. Seventy-two grants were awarded, at the Company's discretion, to institutions based on demonstrated commitment to a quality online degree program, the number of current and potential students, the college or university's unique approach to online learning and other factors. The Company does not anticipate offering new grant awards.

Funds granted consist of both marketing funds and educational support funds. Marketing funds are reimbursed to customers based on demonstration of payment for approved marketing activities. These expenses are recorded as marketing expenses when it is estimated they are incurred by customers, and the Company has incurred the reimbursement obligation. Educational support funds consist of faculty stipends and technology and travel funds, and are considered contract costs. To date, the Company has granted approximately $7.5 million, which consists of $1.7 million in marketing funds and $5.8 million in educational support funds. Pursuant to the terms of the grants, funds are paid to grant recipients after they have provided evidence of payment for appropriate expenditures. Customer expenditures for the Company's services are not considered reimbursable under terms of the grants. Reimbursements for marketing expenditures totaled $802,199 and $140,436 during the years ended December 31, 2001 and 2000, respectively. For the years ended December 31, 2001 and 2000, disbursements under the Grant Program of $2,675,306 and $889,299 were made for costs such as faculty stipends to encourage the generation of digital course content and hardware technology purchases.

If contract costs, including appropriate educational support funds, are in excess of the revenue guaranteed under the related agreement, such excess is accrued in Grant Liabilities and expensed in the quarter in which the excess is first identified. For the year ending December 31, 1999, the Company recognized such a loss of $2,438,055. As the Company recognizes course development revenue under these contracts, the grant loss accrual is reduced such that the gross margin related to this revenue is zero. The grant loss accrual was reduced by $1,207,570 and $954,886 for the years ended December 31, 2001 and 2000, respectively. The remaining estimated grant loss accrual at December 31, 2001 is $275,599 and is included in Grant Liabilities on the accompanying balance sheet. The determination of the grant loss requires management to make estimates and assumptions regarding the total amount of costs to be incurred. These estimates and assumptions may change and affect the reported amounts of the estimated liability on the date of the financial statements and the reported amount of expenses during the reporting period. As contracts are completed, actual results could impact reported amount of expense in the current reporting period. The Company recorded $1,586,870, $1,461,978 and $2,438,055 of expenses related to educational support, net of any reduction of the grant loss accrual, for the years ended December 31, 2001, 2000 and 1999, respectively. These expenses are included in the Cost of Revenue in the accompanying statements of operations.

Advertising Costs

Advertising costs are expensed as incurred and are included in sales and marketing expense in the accompanying statements of operations. Market development costs associated with the Company's Grant Program are recorded over the period that the Company's customers incur reimbursable marketing and advertising expenses and meet the reporting requirements to receive reimbursements of these funds. Marketing expenses related to the Company's Grant Program were $321,000 and $1,253,725 in 2001 and 2000, respectively. There were no advertising or marketing costs recognized in 1999 related to the Company's Grant Program. Advertising expense for each of the periods presented in the accompanying statements of operations, excluding marketing expenses associated with the Company's Grant Program, is as follows:
For the Year Ended December 31,	Amount
2001	$ 344,573
2000	$1,250,144
1999	$1,412,943

During 1999, the Company paid $822,000 to a third party to provide the Company advertising and other services. The Company has deferred the $822,000 payment and is expensing the cost as services are provided over the five-year term of the agreement. As of December 31, 2001 and 2000, $465,800 and $630,200, respectively, of these prepaid expenses were included in other assets and $164,400, $163,900 and $27,900 was expensed in the years ended December 31, 2001, 2000 and 1999, respectively.

Stock-Based Compensation

The Company accounts for its employee stock option plans and other employee stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB Opinion No. 25"), and related interpretations. The Company applies the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," which allows entities to continue to apply the provisions of APB Opinion No. 25 for transactions with employees and provide pro forma disclosures for employee stock grants as if the fair-value-based method of accounting in SFAS No. 123 had been applied to these transactions. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and related interpretations.

Net Loss Per Share

Basic net loss per share is computed by dividing net loss available to common stockholders for the period by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and potential common shares outstanding during the period if the effect of the potential common shares is dilutive. The equivalent number of common stock shares excluded from the earning per share calculation because the effect of their inclusion would be anti-dilutive, using the treasury stock method, were 27,844, 111,538 and 993,433 for the years ended December 31, 2001, 2000 and 1999, respectively. As a result of the Company's net losses, all potentially dilutive securities as of December 31, 2001, 2000 and 1999, as indicated in the table below, would be anti-dilutive and are excluded from the computation of diluted loss per share.
	December 31,
	2001	2000	1999
Stock options	2,724,353	3,293,822	2,241,156
Warrants	37,000	77,185	716,518
Restricted common stock	50,000	-	-
	________	________	________
Total	2,811,353	3,371,007	2,957,674
	======	======	======

The Company has never paid cash dividends on its stock, and is currently precluded from doing so under its borrowing agreements.

Segment Information

The Company has determined that it has one reportable operating segment at December 31, 2001. All of the Company's operating results and identifiable assets are in the United States.

Comprehensive Loss

Comprehensive loss includes all changes in stockholders' equity from non-owner sources. Total comprehensive loss was $12,329,049 and $28,894,571 for the years ended December 31, 2001 and 2000, respectively, and is the same as net loss for the year ended December 31, 1999. Adjustments to the Company's net loss to derive comprehensive loss are comprised of changes in net unrealized gains and losses on the Company's available-for-sale securities.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). In accordance with an amendment subsequently issued in 1999, the Company was required to adopt SFAS No. 133 effective January 1, 2001. To date, the Company has not entered into any arrangements that would fall under the scope of SFAS No. 133, and therefore the adoption of SFAS No. 133 has not had an impact on the Company's financial statements.

In June 2001, the FASB issued SFAS No. 141, "Business Combinations" ("SFAS No. 141"). SFAS No. 141 addresses financial accounting and reporting for business combinations. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001, and for all business combinations accounted for under the purchase method initiated before but completed after June 30, 2001. In addition, in June 2000 the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, and applies to all goodwill and other intangibles recognized in the financial statements at that date. The adoption of these standards is not expected to have an impact on the Company's financial position or results of operations. However, any business combinations initiated from this point forward and the subsequent accounting of those combinations will be impacted by these two standards.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." This statement applies to recognized long-lived assets of an entity to be held and used or to be disposed of. This statement does not apply to goodwill, intangible assets not being amortized, financial instruments, and deferred tax assets. This statement requires an impairment loss to be recorded for assets to be held and used when the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. An asset that is classified as held-for-sale shall be recorded at the lower of its carrying amount or fair value less cost to sell. The Company is required to adopt this statement during the first quarter of 2002. The company does not believe that this statement will materially impact its results of operations.

In April and July 2001, the Emerging Issues Task Force ("EITF") reached a consensus on two issues within Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products" ("EITF 00-25"). EITF 00-25 was subsequently codified along with other related EITF issues into EITF Issue No. 01-09, "Accounting for Consideration Given by Vendor or a Reseller of the Vendor's Products" ("EITF 01-09"). Among other issues, EITF 01-09 addresses whether consideration from a vendor to a reseller of the vendor's products is (a) an adjustment of the selling prices of the vendor's products and, therefore, should be deducted from revenue when recognized in the vendor's income statement or (b) a cost incurred by the vendor for assets or services received from the reseller and, therefore, should be included as a cost or an expense when recognized in the vendor's income statement. The Company has historically accounted for payments under its Grant Program as costs of revenue or operating expenses in its income statement. The Company is currently evaluating EITF 01-09 and is in the process of determining the impact EITF 01-09 will have on its income statement classifications, if any. If it is determined that EITF 01-09 impacts the Company's financial statements, the Company is required to adopt EITF 01-09 for financial statements presented for periods beginning after December 15, 2001, and financial statements for prior periods presented for comparative purposes would be reclassified to comply with the income statement classification requirements of EITF 01-09.

Reclassifications

Certain prior year balances have been reclassified to conform to the current year presentation.

(3) Revenue Recognition

The Company generates revenue primarily from three sources: (i) student enrollment fees, (ii) campus development, licensing and hosting services, and (iii) course development services.

The Company's services are generally sold at fixed prices as set forth in customer contracts. The Company earns student fee revenue when students enroll in online courses hosted by the Company for its customers at an agreed upon price. The Company also sells student technology licenses which allow for up to a specified number of student enrollments in online course supplements over a specified period of time, typically one year. Customers are typically charged for annual license and hosting fees as well as initial design and development services fees for an online campus. Design and development services fees to build online courses are also specified in contracts. Frequently, customers will add online courses in addition to those purchased under the initial contract. Annual maintenance fees to manage the online campus during the term of the agreement and other service fees, including online campus implementation, faculty training and support, evaluation and technical consulting services and instructional design services, may also be included in customer contracts.

The Company's student fee revenue is recognized on a straight-line basis over each course's specific academic term or over the length of the student technology license purchased by a customer, depending upon contract terms. Campus set-up, design and development fees are generally received near the start of each contract term, deferred, and recognized on a straight-line basis from the campus launch date through the end of the contract period or the expected life of the customer relationship, whichever is greater. The average recognition period for campus set-up, design and development fees is slightly less than three years. Annual fees for campus licenses, hosting and maintenance services are recognized on a straight-line basis over 12 months. Course development fees are recognized on a straight-line basis over 12 months from the date the course is ordered by the customer, which approximates the period over which the Company's services are provided. The 12-month period may change in the future based upon the Company's experience of providing such services. The Company is in the process of re-evaluating this period, and expects that it may decrease in the future, resulting in revenue being recognized over a shorter period of time. Changes in our contract terms and expected contract life may also affect the period over which development fees are recognized.

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

The Company was required to adopt SAB 101 and EITF 00-3 in 2000. As required by SAB 101, the Company has accounted for the implementation of the revenue recognition guidelines of SAB 101 as a change in accounting principle effective January 1, 2000. The financial statements as of and for the period ended December 31, 2000, presented herein, reflect this change. Effective January 1, 2000, the Company recorded a cumulative adjustment of $1,205,038, or $.07 per share, for the change in accounting principle. The amount of revenue recognized in 1999, 1998 and 1997 that was included in this cumulative adjustment was $179,253, $590,186 and $435,599, respectively. The impact in the year ended December 31, 2000 of adopting SAB 101 was to increase net loss, before the cumulative effect of accounting change, by $1,120,296. Excluding the impact of the change, basic and diluted net loss per share for the year ended December 31, 2000, before the cumulative effect of accounting change, would have been $1.69.

In October 1998, the Company was awarded a grant of approximately $1,900,000 by the National Institute of Standards and Technology, or NIST, a department of the U.S. Department of Commerce. This revenue is recognized as the work is performed by the Company or its subcontractors. The Company is entitled to receive payments under the grant as research related to automated course content creation and organization, and tutoring delivery systems is performed. Maximum payments under the grant which expired in January 2002 are $1,859,000. The Company was granted an extension until April 2002 to complete the necessary documentation of its research. For the years ended December 31, 2001, 2000 and 1999, the Company recognized revenue of $808,907, $500,762 and $348,962, respectively, related to the grant.

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

1999 Stock Purchase Plan

The 1999 Stock Purchase Plan (the "Purchase Plan") was adopted by the Board of Directors and approved by the stockholders in June 1999. The Purchase Plan became effective December 15, 1999. The Purchase Plan is designed to allow the Company's eligible employees to purchase shares of common stock, at semi-annual intervals, with their accumulated payroll deductions. The Company has reserved 666,667 shares of common stock for issuance under the Purchase Plan. Eligible employees are individuals scheduled to work more than 20 hours per week for more than five calendar months per year. The Purchase Plan will have a series of successive offering periods, each with a maximum duration of 24 months. The initial offering period started December 15, 1999 and ended on the last business day of October 2001. The next offering period started on the first business day in November 2001, and subsequent offering periods will be set by the compensation committee. Under the Purchase Plan, eligible employees may contribute up to 15 percent of his or her cash earnings through payroll deductions, and the accumulated deductions will be applied to the purchase of shares on each semi-annual purchase date. The purchase price per share will be equal to 85 percent of the fair market value per share on the participant's entry date into the offering period or, if lower, 85 percent of the fair market value per share on the semi-annual purchase date. Semi-annual purchase dates will occur on the last business day of April and October of each year. In no event, however, may any participant purchase more than 1,000 shares on any purchase date, and not more than 166,667 shares may be purchased in total by all participants on any purchase date.

The Company has elected to apply APB Opinion No. 25 "Accounting for Stock Issued to Employees," as amended by FASB Interpretation No. 44, in accounting for its stock-based plans. Accordingly, the Company will not recognize compensation expense for employee stock purchases. The Company issued 71,312 and 52,794 shares of common stock in April and October 2001, respectively, with respect to the Purchase Plan, at a per share price of $2.38 and $2.38, respectively, representing 85% of the fair market value as described above. In April and October 2000, the Company issued 82,165 and 53,470 shares of common stock, respectively, with respect to the Purchase Plan, at a per share price of $4.99 and $4.99, respectively, representing 85% of the fair market value as described above.

Employee Stock Option Grants

In September 1999 the Company adopted the 1999 Stock Incentive Plan (the "Plan"). The Plan is intended to serve as the successor equity incentive program to the Company's 1997 Stock Option Plan (the "1997 Plan"). All outstanding options under the 1997 Plan were incorporated into the 1999 Plan, and no further option grants will be made under the 1997 Plan. All information disclosed below for the period from January 1, 1999 through December 31, 2001, includes options issued under the Plan and the 1997 Plan (collectively, the "Plans"). Options granted vest over various terms, with a maximum vesting period of five years, and expire after a maximum of ten years. At December 31, 2001, the Company was authorized to grant incentive and non-qualified stock options to acquire up to 4,782,570 shares of the Company's common stock to employees and directors of the Company. The Company accounts for options granted under the Plans under APB Opinion No. 25, under which the Company has recorded deferred compensation of $162,071, $0 and $2,696,089 during 2001, 2000 and 1999, respectively, that is being amortized to expense over the vesting period of the associated stock options. Compensation expense recognized that relates to the unvested portion of forfeited options, if any, is reversed at the time of forfeiture. During 2001, 2000 and 1999, the Company recognized $704,363, $1,191,142, and $1,019,771 of compensation expense, respectively.

The following table summarizes the Plans at December 31, 2001, 2000 and 1999 and activity during the years then ended.
	Shares	Weighted Average Exercise Price
Outstanding, December 31, 1998	871,967	$1.81
Granted	1,838,113	8.28
Forfeited or canceled	(71,098)	3.88
Exercised	(449,158)	1.69
	_________
Outstanding, December 31, 1999	2,189,824	$7.19
Granted	952,275	4.94
Forfeited or canceled	(643,621)	7.60
Exercised	(210,462)	1.96
	_________
Outstanding, December 31, 2000	2,288,016	$6.62
Granted	671,486	3.77
Forfeited or canceled	(1,192,483)	6.70
Exercised	(46,698)	2.33
	_________
Outstanding, December 31, 2001	1,720,321	$5.57
	=======

As of December 31, 2001, 2000 and 1999, 697,641, 579,390 and 224,979 of the above options were exercisable, respectively, with weighted average exercise prices of $6.80, $7.12, and $2.97, respectively.

The following table summarizes the weighted average exercise prices of options granted during the years ended December 31, 2001, 2000 and 1999. The table includes options for common stock whose exercise price was less than the fair market value, for financial reporting purposes, of the underlying common stock at the date of grant and equal to or greater than the fair market value at the date of grant.
Years Ended December 31,
	2001	2000	1999
Exercise price-Less than fair market value:
Number of options	5,555	-	438,890
	=====	=====	======
Weighted average exercise price	$ 1.35	$ -	$ 6.00
	=====	=====	======
Weighted average fair value of options	$ 2.92	$ -	$ 6.75
	=====	=====	======
Equal to fair market value:
Number of options	495,931	952,275	1,399,223
	=====	=====	======
Weighted average exercise price	$ 3.60	$ 4.94	$ 9.00
	=====	=====	======
Weighted average fair value of options	$ 1.92	$ 2.76	$ 0.91
	=====	=====	======
Greater than fair market value:
Number of options	170,000	-	-
	=====	=====	======
Weighted average exercise price	$ 4.36	$ -	$ -
	=====	=====	======
Weighted average fair value of options	$ 1.00	$ -	$ -
	=====	=====	======

The status of stock options outstanding and exercisable under the Plans as of December 31, 2001 is as follows:
	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Of Shares	Weighted Average Exercise Price
$ 0.00-$ 1.35	5,555	9.0	$1.35	5,092	$1.35
$ 2.14-$ 3.19	469,320	8.7	$2.80	129,337	$2.59
$ 3.60-$ 5.38	434,775	7.5	$4.28	54,644	$3.99
$ 5.81-$ 8.00	319,092	8.5	$6.15	139,941	$6.14
$ 8.94-$10.94	491,579	7.8	$9.02	368,627	$9.01
	_______	___	_____	_______	_____
	1,720,321	8.1	$5.57	697,641	$6.80
	=======	===	=====	=======	=====

In addition, during March 1997 the Company issued options for 51,332 shares of common stock outside of the Plans with an exercise price of $0.59. All such options vested over a two year period from March 1997 to March 1999. All of these options were exercised in March 2000.

During July 2000 the Company issued options for 5,806 shares of common stock outside of the Plans with an exercise price of $1.29. All such options vested immediately. The Company accounted for these options in accordance with APB Opinion No. 25 and accordingly recorded $15,009 of compensation expense, based on the then current fair market value of the common stock, at the time of their issuance. As of December 31, 2001, 5,806 options were outstanding and exercisable.

Pro Forma Fair Value Disclosures

SFAS No. 123 defines a fair value-based method of accounting for stock-based compensation plans. An entity may continue to measure compensation cost for options granted to employees using the intrinsic value-based method prescribed by APB Opinion No. 25, provided that pro forma disclosures are made of net income or loss, assuming the fair value-based method of SFAS No. 123 has been applied.

The Company has elected to account for its stock-based employee compensation plans under APB Opinion No. 25. Accordingly, for purposes of the pro forma disclosures presented below, the Company has computed the fair values of all options granted during 2001, 2000 and 1999 using the Black-Scholes option pricing model and the following weighted average assumptions:
	Year Ended December 31,
	2001	2000	1999
Risk-free interest rate	3.3%	5.1%	5.5%
Expected dividend yield	0%	0%	0%
Expected lives outstanding	2.0 years	3.0 years	3.0 years
Expected volatility	101%	82%	0.001%

The weighted-average fair value of options granted in 2001, 200 and 1999 was $1.70, $2,76 and $2.30, respectively.

Through the date of the IPO, the Company used the minimum value method of the Black-Scholes option pricing model for determining the fair value of options issued to employees which uses a volatility of 0.001%. Subsequent to the date of the IPO, the Company used a weighted average volatility of 101% and 82% for the years ended December 31, 2001 and 2000, respectively. Cumulative compensation cost recognized in pro forma net income or loss with respect to options that are forfeited prior to vesting is adjusted as a reduction of pro forma compensation expense in the period of forfeiture.

The fair value of each purchase right under the Purchase Plan is estimated, for pro forma disclosure purposes, on the date of the grant using the Black-Scholes model with the following assumptions:

	Year Ended December 31,
	2001	2000
Risk-free interest rate	3.25%	5.13%
Expected dividend yield	0%	0%
Expected lives outstanding	6 months	6 months
Expected volatility	101%	82%

The weighted average fair value of the right to purchase those shares issued in 2001 was $1.20 and $1.21 per share, respectively. In 2000 the weighted average fair value was $5.01 and $2.27 per share, respectively.

The total fair value of the options granted to employees was computed to be $1,137,950, $2,623,518 and $4,209,923 for the years ended December 31, 2001, 2000 and 1999, respectively. Pro forma stock-based compensation for stock options, net of the amounts recorded for amortization of deferred compensation and the effect of forfeitures, was $1,749,995, $796,234 and $352,600 for the years ended December 31, 2001, 2000 and 1999, respectively, and for the Purchase Plan was $121,110 and $290,599 for the years ended December 31, 2001 and 2000, respectively.

If the Company had accounted for all of its stock-based compensation plans in accordance with SFAS No. 123, the Company's net loss would have been reported as follows:
	2001	2000	1999
Net loss applicable to common stockholders:
As reported	$(12,336,598)	$(28,887,022)	$(23,225,206)
Pro forma	$(14,207,703)	$(29,973,855)	$(23,577,806)
Basic and diluted net loss per share:
As reported	$ (0.76)	$ (1.83)	$ (4.12)
Pro forma	$ (0.88)	$ (1.90)	$ (4.18)

Option Grants to Officers

In July 2001, Mr. Charles P. Schneider's employment with the Company terminated. Mr. Schneider served as the Company's Chief Operating Officer since June of 1999 and as the Company's President since November of 2000. The Company entered into an employment agreement with Mr. Schneider at the time of his hiring (the "Agreement"). On July 2, 2001, the Company's Board of Directors' Compensation Committee awarded Mr. Schneider options to purchase up to 75,000 shares of the Company's common stock under the Company's 1999 Stock Incentive Plan, as consideration for Mr. Schneider's services to the Company and his consent to extend the non-competition provisions of the Agreement. These options have a 5 year term, were fully vested at the award date and are exercisable on July 2, 2002. The exercise price of the option grant is $5.00 per share. On July 2, 2001, the Company recorded stock-based deferred compensation of $147,000, based upon the fair market value of the option grant on that date, as calculated using the Black-Scholes option pricing model. The deferred compensation cost will be amortized on a straight-line basis over the twelve month period of the non-competition agreement following Mr. Schneider's termination of employment.

On June 21, 2001, the Company's Board of Directors' Compensation Committee awarded Mr. Douglas Kelsall, Executive Vice President and Chief Financial Officer, 50,000 shares of the Company's common stock under the Company's 1999 Stock Incentive Plan, as consideration for Mr. Kelsall's services to the Company and his consent to terminate a previous option grant issued in 1999 for the option to purchase 50,000 shares of the Company's common stock at an exercise price of $9.00, the quoted market price of the Company's common stock at the date of grant. One third of the shares will vest on June 21, 2002, the one year anniversary of the award, and the balance will vest in 24 successive equal monthly installments beginning in July 2002, provided Mr. Kelsall continues in employment with the Company. Dividends will be payable on the shares if, and to the extent, paid on the Company's common stock generally. The Company recorded stock-based deferred compensation cost of $142,500, equal to the fair market value of the restricted common stock on June 21, 2001. The deferred compensation cost will be amortized on a straight-line basis through July 2, 2004.

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

In the third quarter of 2000, the Company recorded the fair market value, based upon an independent valuation, of these non-employee options granted to the investment fund of $2,570,408 as compensation expense. This amount is reflected as Other General and Administrative expense in the accompanying statements of operations.

Warrants

In October 1999, the Company obtained a $2,500,000 line of credit from a bank. In connection with the line of credit, the Company issued warrants to the bank to acquire 30,000 shares of the Company's common stock at an exercise price of $11.00, equal to the offering price of common stock sold in connection with the Company's initial public offering. The estimated fair market value of the warrants at the date of issuance was approximately $172,200. The warrants were valued using the Black Scholes option pricing model, assuming volatility of 75%, a risk-free interest rate of 5%, no expected dividends, a contractual life of three years and $11.00 as the estimated fair value of the underlying common stock on the date of issuance. As of December 31, 2001 all of these warrants remain outstanding.

In November 1998, the Company obtained a $500,000 line of credit from a bank. In connection with the line of credit, the Company issued warrants to the bank to purchase 7,000 shares of common stock. Fifty-percent of the warrants have a strike price of $3.93 and fifty-percent have a strike price of $7.47. The estimated fair market value of the warrants at the date of issuance was approximately $28,000, which was included in interest expense in 1998. The warrants were valued using the Black-Scholes pricing model, assuming volatility of 70%, risk- free interest rate of 5.0%, no expected dividends and a life of five years. As of December 31, 2001 all of these warrants remain outstanding.

In connection with the sale of Series C preferred stock in December 1998, the Company issued warrants to purchase 40,185 shares of the Company's common stock at an exercise price of approximately $7.47 per share. Upon issuance, the warrants had an estimated fair market value totaling $155,065, which has been reflected as a cost of the offering. In addition, the Company incurred $656,000 of direct costs in connection with the issuance of Series C. The warrants vested immediately and were exercisable for a period of three years. In December 2001, all of these warrants expired.

The Company determined the estimated fair value of each warrant using the Black-Scholes option pricing model, and the following assumptions:
Series C Warrants
Risk-free interest rate	5.00%
Expected dividend yield	0.00%
Contractual life	3 years
Expected volatility	70%
Fair market value of the underlying common stock on the date of issuance	$ 7.47

(6) Debt

The Company has a $2,500,000 revolving line of credit with a maturity date of March 30, 2002, which it expects to renew through March 2003. The line of credit is secured by all of the Company's assets. The facility contains certain financial covenants. The Company was out of compliance with the quick ratio covenant as of June 30, 2001. However, the Company received a written waiver of the covenant as of June 30, 2001 and the covenant was subsequently amended during the third quarter of 2001 to exclude deferred revenue in the calculations. The Company was out of compliance with the maximum loss covenant as of December 31, 2001, however the Company received a written waiver of the covenant in March 2002. The interest rate on the revolving line of credit is an adjustable rate of prime, which was 4.75% as of December 31, 2001, plus 1.25%. In December 2000, the Company drew $2,000,000 from the revolving line. The entire $2,000,000 draw was repaid in January 2001. In December 2001, the Company drew $2,500,000 from the revolving line which remained outstanding at December 30, 2001. The entire $2,500,000 draw was subsequently repaid in January 2002.

In connection with the bank line of credit, the Company issued warrants to the lender for 30,000 shares of common stock. The exercise price of the warrants is equal to $11.00, the offering price of common shares sold in connection with the Company's initial public offering on December 15, 1999. The value of the warrants at the date of issuance was $172,200, which was recorded as a deferred financing cost and was amortized as interest expense over the original term of the revolving line of credit.

Capital Lease Obligations

The Company leased $2,244,057 of equipment under a $2,500,000 sale-leaseback agreement entered into in the second quarter of 2000. At the end of the initial 36-month lease term, the Company is required to purchase the equipment for 8.5% of the amount drawn.

As of December 31, 2001, the company has leased $455,432 of equipment under a $1,500,000 sale-leaseback agreement entered into in the second quarter of 2001, and therefore has $1,044,568 available under the new agreement. At the end of the initial 36-month lease term, the Company is required to purchase the equipment for 8.25% of the amount drawn.

The lease agreements contain certain financial covenants. The Company was out of compliance with the quick ratio covenant as of June 30, 2001. However, the Company received a written waiver of the covenant as of June 30, 2001 and the covenant was subsequently amended during the third quarter 2001 year to exclude deferred revenue in the calculations. The Company was out of compliance with the maximum loss covenant as of December 31, 2001. The Company received a written waiver in March 2002. As of December 31, 2001 and 2000, the Company has leased $2,699,489 and $2,244,057 of equipment, respectively. Accumulated depreciation on leased equipment was $1,004,772 and $262,990 as of December 31, 2001 and 2000, respectively.

The following is a schedule by year of future minimum capital lease payments, together with the present value of the net minimum lease payments as of December 31, 2001:
Year ending December 31,
2002	$ 1,027,785
2003	877,913
2003	134,537
________
Total minimum lease payments	2,040,235
Less: amount representing interest	(247,684)
________
Present value of future minimum lease payments	1,792,551
Current portion of capital lease obligations	847,047
________
Long-term portion of capital lease obligations	$ 945,504
========

Total interest expense for the years ended December 31, 2001, 2000 and 1999 was $269,932, $317,439 and $23,110, respectively. Interest expense for the years ended December 31, 2001, 2000 and 1999 includes $0, $164,128 and $8,072, respectively, related to warrants for common stock issued in connection with the bank line of credit. Interest expense related to the capital leasing agreements was $252,694 and $114,955 in 2001 and 2000, respectively.

(7) Other Related Party Transactions

On June 23, 2000, the Company issued a $271,000 secured promissory note to a former executive officer of the Company. The note is a full recourse note and is secured by the common stock of the Company owned by the former executive officer. The note was originally due on December 31, 2000. Interest accrued on the note through December 31, 2000 was paid during the first quarter of 2001. The note was extended until April 30, 2002 and began to bear interest at 9% per annum as of April 1, 2001. The principal, together with accrued but unpaid interest due on the outstanding unpaid balance, is payable in monthly installments through April 30, 2002. In November 2001, the Company purchased 14,935 of the pledged shares of the Company's common stock from the former executive officer for $3.00 per share, or $44,805, in lieu of cash payment on the note. These shares of common stock were immediately retired and are no longer outstanding. As of December 31, 2001, $117,430 remains outstanding on the note receivable. In January 2002, the Company purchased 15,801 of the pledged shares of the Company's common stock from the former executive officer for $3.00 per share, or $47,403, in lieu of cash payment on the note.

(8) Commitments And Contingencies

Operating Lease Obligations

The Company leases office space and equipment under various non-cancelable operating leases. At December 31, 2001 the aggregate future minimum lease commitments were as follows:
Year ending December 31,
2002	$ 846,624
2003	203,485
2004	35,297
2005	4,626
Thereafter	-
________
$1,090,032
=======

Rent expense for the years ended December 31, 2001, 2000 and 1999 was $1,129,006, $1,078,728 and $592,590, respectively. The Company signed a Letter of Intent in February 2002 to lease approximately 47,000 square feet of space at a new headquarters facility in Denver beginning in July 2002.

Employee Benefit Plan

Effective January 1, 1999, the Company adopted a defined contribution plan under Section 401(k) of the Internal Revenue Code. Eligible employees are permitted to contribute up to 15% of their annual compensation. In addition, the Company may make discretionary and/or matching contributions on behalf of participating employees. No such contributions were made in 2001, 2000 or 1999.

Legal Matters

The Company is exposed to asserted and unasserted legal claims encountered in the normal course of business. Management believes that the ultimate resolution of any such matters will not have a material adverse effect on the operating results or the financial position of the Company.

(9) Major Customers

Sales to one customer represented approximately 10% of the Company's revenue for 2001. No customers represented 10% or more of the Company's revenue for 2000 or 1999. One customer individually accounted for more than 10% of accounts receivable as of December 31, 2001. The loss of such customers could result in a significant reduction of revenues.

(10) Income Taxes

Components of the income tax provision applicable to federal and state income taxes are as follows:
	2001	2000	1999
Current benefit:
Federal	$ -	$ -	$ -
State	-	-	-
	________	________	________
Total	-	-	-
	________	________	________
Deferred benefit:
Federal	(3,615,988)	(9,569,342)	(6,408,455)
State	(659,454)	(1,066,298)	(1,168,716)
	________	________	________
Total	(4,275,442)	(10,635,640)	(7,577,171)
	________	________	________
Total gross tax benefit	(4,275,442)	(10,635,640)	(7,577,171)
	________	________	________
Valuation allowance	4,275,442	10,635,640	7,577,171
	________	________	________
Net tax benefit	$ -	$ -	$ -
	======	======	======

The difference between the statutory federal income tax rate and the Company's effective income tax rate is summarized as follows:
	2001	2000	1999
Federal income tax rate	35.0%	35.0%	35.0%
Increase (decrease) as a result of-
State income taxes net of federal benefit	3.9%	3.9%	3.9%
Stock based compensation	(2.2)%	(5.0)%	(1.9)%
Other	(0.4)%	0.4%	(0.6)%
Valuation allowance	(36.3)%	(34.3)%	(36.4)%
	______	______	______
Effective income tax rate	- %	- %	- %
	=====	=====	=====

Deferred tax assets and liabilities result from the following:
		December 31,
		2001	2000
	Deferred tax assets-
	Non-current:
	Net operating loss carryforward(1)	$25,449,721	$20,081,388
	Other	25,057	132,521
	Current:
	Grant liabilities	1,017,624	1,564,715
	Deferred revenue	103,454	234,621
	Other	138,109	172,943
		_________	_________
	Total deferred tax assets	26,733,965	22,186,188
	Valuation allowance(1)	(25,239,737)	(20,964,295)
		_________	_________
	Net Deferred tax assets	1,494,228	1,221,893
	Deferred tax liabilities-
	Depreciation on property and equipment	(396,225)	-
	Capitalized software costs	(1,098,003)	(1,221,893)
		_________	_________
	Net deferred tax liabilities	(1,494,228)	(1,221,893)
		_________	_________
	Net deferred tax assets and liabilities	$ -	$ -
		========	========
__________
(1)

The Company's deferred tax asset related to net operating losses includes the tax effect of approximately $1,565,000 related to tax deductions for non-qualifying stock-based compensation in excess of amounts recorded for financial reporting purposes as of December 31, 2001. If and when the valuation allowance related to these amounts is reversed, the Company will recognize this benefit as an increase to Additional Paid-in Capital as opposed to income tax expense.

From its inception, the Company has generated losses for both financial reporting and tax purposes. Accordingly, for income tax return reporting purposes, the Company may utilize approximately $65,000,000 of net operating loss carryforwards, which begin to expire in 2011. The Tax Reform Act of 1986 contains provisions which may limit the net operating loss carryforwards available to be used in any given year if certain events occur, including significant changes in ownership interests. Such transactions may have occurred during the three-year period ended December 31, 2001.

The Company has determined that $25,239,737 and $20,964,295 of deferred tax assets as of December 31, 2001 and 2000, respectively, did not satisfy the realization criteria set forth in SFAS No. 109, primarily due to the Company's operating losses since inception. Accordingly, a valuation allowance was recorded against the Company's deferred tax assets. Should management conclude that these deferred tax assets are, at least in part, realizable, the valuation allowance will be reversed to the extent of such realizability. The reversal of the valuation allowance, if any, would be recognized as deferred income tax benefit.

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities Exchange Commission.

INDEX TO EXHIBITS
Exhibit Number		Description
_________		_____________________________________
3.1	*	Second Amended and Restated Certificate of Incorporation.
3.4	*	Amended and Restated Bylaws.
4.1	*	Specimen Common Stock Certificate.
10.1	**	Separation Agreement and Release Between Rob Helmick and Company.
10.2	***	Registration Agreement between Company and Blumenstein/Thorne Information Partners I, L.P.
10.3	***	Stock Option Agreement between Company and Blumenstein/Thorne Information Partners I, L.P.
10.5	*	Amended and Restated Shareholders Agreement made as of December 21, 1998, by and among the Registrant and each of the Parties listed on the Schedules attached thereto.
10.6	*	Form of Indemnification Agreement by and between the Company and its outside directors.
10.9	*	Form of Common Stock Purchase Warrant expiring June 11, 2000, issued pursuant to the Unit Purchase Agreement dated June 11, 1997.
10.13	*	Lease Agreement dated May 10, 1999 between Kennedy Center Partnership and the Company.
10.14	*	Lease Agreement dated May 10, 1999 between Kennedy Center Partnership and the Company.
10.15	*	1999 Employee Stock Purchase Plan.
10.16	*	1999 Stock Incentive Plan.
10.17	*	Employment Agreement dated as of April 12, 1999 between the Company and Charles P. Schneider.
10.18	*	Employment Agreement dated as of August 9, 1999 between the Company and Douglas H. Kelsall.
10.19	*	Amendment to Amended and Restated Stockholders Agreement.
10.20	*	Warrant to Purchase Common Stock issued October 21, 1999.
10.21	*	U.S. Department of Commerce Financial Assistance Award.
10.22	****	Amendment to Employment Agreement dated as of March 12, 2001 between the Company and Charles P. Schneider.
10.23	****	Amendment to Employment Agreement dated as of March 12, 2001 between the Company and Douglas H. Kelsall.
10.24	****	Employment Agreement, as amended, dated as of November 5, 1999 between the Company and Robert Haimes.
10.25	****	Employment Agreement, as amended, dated as of November 4, 1998 between the Company and Mark Brodsky.
10.26	*****	Employment Agreement, as amended, dated as of November 29, 2000 between the Company and Nancy Roecker.
10.27	******	Severance Agreement, as amended, dated as of July 3, 2001 between the Company and Charles P. Schneider.
10.28	*******	Employment Agreement dated as of July 31, 2001 between the Company and Steven P. Lindauer.
10.29		Employment Agreement dated as of January 7, 2002 between the Company and Dr. Edward O. Gould.
23.1		Consent of Arthur Andersen LLP.
________
	*	Incorporated by reference from the Company's Registration Statement on Form S-1 (File No. 333-78365).
	**	Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2000.
	***	Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2000.
	****	Incorporated by reference from the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2001
	*****	Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2001.
	******	Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2001.
	*******	Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2001.