Form 10-Q
period 2002-03-31
ECOLLEGE COM
filed 2002-05-15
CIK 1085653

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

[X] Yes or [ ]No

The number of shares outstanding of the Registrant's Common Stock, $.01 par value, as of May 3, 2002 was 16,364,292.

eCollege.com and Subsidiary

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

eCollege.com and Subsidiary
CONSOLIDATED BALANCE SHEETS
	March 31, 2002	December 31, 2001
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 15,834,559	$ 16,625,705
Accounts receivable, net of allowances of $166,534 and $172,845, respectively	2,521,370	2,026,428
Accrued revenue receivable	778,541	311,822
Notes receivable - related party	71,080	117,430
Other current assets	842,419	568,896
	__________	__________
Total current assets	20,047,969	19,650,281
NON-CURRENT ASSETS:
Property and equipment, net	4,074,936	4,301,271
Software development costs, net	2,509,005	2,822,630
Other assets	424,700	465,800
	__________	__________
Total non-current assets	7,008,641	7,589,701
	__________	__________
TOTAL ASSETS	$ 27,056,610	$ 27,239,982
	==========	==========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Line of credit	$ 3,000,000	$ 2,500,000
Accounts payable	886,831	865,214
Grant liabilities	1,738,869	2,615,987
Other accrued liabilities	1,866,549	1,370,453
Capital lease obligations	1,046,195	847,047
Deferred revenue	3,951,771	2,774,359
	__________	__________
Total current liabilities	12,490,215	10,973,060
LONG-TERM LIABILITIES:
Capital lease obligations	1,126,978	945,504
Deferred revenue	229,530	323,528
	__________	__________
Total long-term liabilities	1,356,508	1,269,032
	__________	__________
TOTAL LIABILITIES	13,846,723	12,242,092

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock, $0.01 par value; 50,000,000 shares authorized; 16,333,871 and 16,345,372 shares, respectively, issued and outstanding	163,339	163,454
Additional paid-in capital	84,874,950	84,886,438
Warrants and options for common stock	3,629,337	3,657,333
Deferred compensation	(143,625)	(223,937)
Accumulated deficit	(75,314,114)	(73,485,398)
	__________	__________
TOTAL STOCKHOLDERS' EQUITY	13,209,887	14,997,890
	__________	__________
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 27,056,610	$ 27,239,982
	==========	==========

The accompanying notes to the condensed consolidated financial statements are an integral part of these consolidated balance sheets.

eCollege.com and Subsidiary
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
	For the three months ended March 31,
	2002	2001
	(Unaudited)
REVENUE:
Student fees	$ 4,153,529	$ 2,753,593
Campus and course	1,092,222	1,031,588
NIST grant	90,629	192,369
Other	268117	237,573
	__________	__________
Total revenue	5,604,497	4,215,123

COST OF REVENUE	3,098,930	3,782,899
	__________	__________
Gross profit	2,505,567	432,224
OPERATING EXPENSES:
Product development	1,355,312	1,368,536
Selling and marketing	1,478,977	2,353,928
General and administrative	1,496,612	1,834,215
	__________	__________
Total operating expenses	4,330,901	5,556,679
	__________	__________

LOSS FROM OPERATIONS	(1,825,334)	(5,124,455)
OTHER INCOME (EXPENSE):
Interest and other income	59,117	275,496
Interest expense	(62,499)	(72,354)
	__________	__________

NET LOSS	$ (1,828,716)	$ (4,921,313)
	==========	==========
BASIC AND DILUTED NET LOSS PER SHARE	$ (0.11)	$ (0.30)
	==========	==========
WEIGHTED AVERAGE SHARES OUTSTANDING-BASIC AND DILUTED	16,286,890	16,146,153
	==========	==========
COMPREHENSIVE LOSS:
Net loss	(1,828,716)	(4,921,313)
Other comprehensive loss:
Unrealized loss on available-for-sale securities	-	(201,014)
	__________	__________
COMPREHENSIVE LOSS	$ (1,828,716)	$ (5,122,327)
	==========	==========

The accompanying notes to the condensed consolidated financial statements are an integral part of these consolidated statements.

eCollege.com and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the Three Months Ended March 31,
	2002	2001
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (1,828,716)	$ (4,921,313)
Adjustments to reconcile net loss to net cash used in operating activities-
Depreciation	859,537	897,256
Provision for doubtful accounts	-	50,000
Amortization of capitalized internal-use software development costs	313,625	-
Deferred compensation	78,829	180,511
Accrued interest on related party note receivable	(1,053)	-
Changes in-
Accounts receivable and accrued revenue receivables	(961,661)	(287,518)
Other current assets	(273,523)	183,743
Other assets	41,100	40,493
Accounts payable and accrued liabilities	517,713	(2,514,413)
Deferred revenue	1,083,414	274,798
Grant liabilities	(877,118)	(283,902)
Other liabilities	-	(2,595)
	__________	__________
Net cash used in operating activities	(1,047,853)	(6,382,940)
	__________	__________
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(633,202)	(413,575)
Purchases of marketable securities	-	(2,997,156)
Proceeds from sales of marketable securities	-	8,644,262
Capitalized internal-use software development costs	-	(622,395)
	__________	__________
Net cash provided by (used in) investing activities	(633,202)	4,611,136
	__________	__________
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	9,287	34,971
Proceeds from sale-leaseback transactions	581,884	-
Payments on lease line of credit	(201,262)	(151,028)
Proceeds from line of credit	3,000,000	-
Payments on line of credit	(2,500,000)	(2,000,000)
	__________	__________
Net cash provided by (used in) financing activities	889,909	(2,116,057)
	__________	__________

NET DECREASE IN CASH AND CASH EQUIVALENTS	(791,146)	(3,887,861)
CASH AND CASH EQUIVALENTS, beginning of period	16,625,705	12,292,162
	__________	__________

CASH AND CASH EQUIVALENTS, end of period	$ 15,834,559	$ 8,404,301
	==========	==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$ 59,117	$ 72,354
	==========	==========

The accompanying notes to the condensed consolidated financial statements are an integral part of these consolidated statements.

eCollege.com and Subsidiary

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Nature of Business

Company History

eCollege.com ("eCollege" or the "Company," formerly Real Education, Inc. and Real Information Systems, Inc.) was organized and incorporated in the state of Colorado on July 26, 1996. The Company reincorporated in the state of Delaware on June 22, 1999, at which time each share of Real Education, Inc. common and preferred stock was exchanged for seven shares of eCollege common and preferred stock, respectively. eCollege International, Inc. is a wholly-owned subsidiary of eCollege and was incorporated in the state of Colorado on January 9, 2002.

Business Activity

eCollege is a leading provider of technology and services that enable colleges, universities, primary and high schools ("K-12 schools") and corporations to offer an online environment for distance and on-campus learning. The Company's technology enables its customers to reach a large number of students who wish to take online courses at convenient times and locations. Customers can also use the Company's technology to supplement their on-campus courses with an online environment. Additionally, the Company offers services to assist in the development of online programs, including online course and campus design, development, management and hosting, as well as ongoing administration, faculty, instructor and student support, and evaluation and consulting services.

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements reflect the consolidated results of eCollege and eCollege International, Inc. and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The Company has eliminated intercompany transactions in consolidation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such regulations. The unaudited condensed consolidated financial statements reflect all adjustments and disclosures that are, in the opinion of management, necessary for a fair presentation. All such adjustments are of a normal recurring nature. Certain amounts in the 2001 financial statements have been reclassified to conform to the 2002 presentation. Management does not believe the effects of such reclassifications are material. The results of operations for the interim periods ended March 31, 2002 are not necessarily indicative of the results of the full fiscal year. For further information, refer to the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K, for the year ended December 31, 2001.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. The Company adopted this statement as of January 1, 2002. The adoption of this standard did not have an impact on the Company's financial position or results of operations. However, any business combinations initiated from this point forward will be impacted by this standard.

Effective January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." This statement applies to recognized long-lived assets of an entity to be held and used or to be disposed of. This statement does not apply to goodwill, intangible assets not being amortized, financial instruments, and deferred tax assets. This statement requires an impairment loss to be recorded for assets to be held and used when the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. An asset that is classified as held-for-sale shall be recorded at the lower of its carrying amount or fair value less cost to sell. The adoption of this standard did not have an impact on the Company's financial position or results of operations.

During the first quarter of 2002, the Company completed its review of the provisions of EITF 01-09 "Accounting for Consideration Given by Vendor or a Reseller of the Vendor's Products" and concluded that the payments made under its Grant Program are properly classified as costs and not a reduction of the selling price of its services.

3. Revenue Recognition

The Company generates revenue primarily from three sources: (i) student enrollment fees, (ii) campus development, licensing and hosting services, and (iii) course development services.

The Company's services are generally sold at fixed prices as set forth in customer contracts. The Company earns student fee revenue from the Customer when students enroll in online courses hosted by the Company for its customers at an agreed upon price. The Company also sells student technology licenses which allow for up to a specified number of student enrollments in online course supplements over a specified period of time, typically one year. Customers are typically charged for annual license and hosting fees as well as initial design and development services fees for an online campus. Design and development services fees to build online courses are also specified in contracts. Frequently, customers will add online courses in addition to those purchased under the initial contract. Annual maintenance fees to manage the online campus or courses during the term of the agreement and other service fees, including online campus implementation, faculty training and support, evaluation and technical consulting services and instructional design services, may also be included in customer contracts.

The Company's student fee revenue is recognized on a straight-line basis over each course's specific academic term or over the length of the student technology license purchased by a customer, depending upon contract terms. Campus license and hosting fees, including the set-up, design, development and maintenance of a customer's campus are generally received near the start of each contract term, deferred, and recognized on a straight-line basis from the campus launch date through the end of the contract period or the expected life of the customer relationship, whichever is greater. The average recognition period for campus fees is slightly less than three years. Historically, the Company recognized course development fees over a period of twelve months, which approximated the length of time over which the Company completed its obligations to the customer under course development arrangements. However, the Company re-evaluated the period over which these services are provided, and effective January 1, 2002, changed the recognition period to nine months, to better reflect the period over which the Company's services are provided to customers, and the Company's obligations completed. This change is based upon the Company's experience of providing such services and will continue to be evaluated as the Company gains additional experience and to reflect changes in the business and technological environment. For course development services initiated but not yet completed as of the date of the change, the Company is recognizing the remaining deferred revenue balance as of January 1, 2002 over the remaining estimated service period, based upon the revised nine-month estimate. Had the Company continued to recognize its course development services using its original estimate of twelve months, course revenue for the three months ended March 31, 2002 would have been approximately $244,000 less than that reported in the accompanying consolidated statement of operations for the three months ended March 31, 2002. Changes in our contract terms and expected contract life may also affect the period over which development fees are recognized in the future.

Revenue that is recognized is reflected as accrued revenue receivable to the extent that the customer has not yet been billed for such services. The Company records deferred revenue for amounts received from or billed to customers in excess of the revenue that has been earned.

NIST Grant

In October 1998, the Company was awarded a grant of approximately $1,859,000 by the National Institute of Standards and Technology, or NIST, a department of the U.S. Department of Commerce. This revenue is recognized as the work is performed by the Company or its subcontractors. The Company is entitled to receive payments under the grant as research related to automated course content creation and organization, and tutoring delivery systems is performed. Maximum payments under the grant which expired in January 2002 are $1,859,000. The Company was granted an extension until April 2002 to complete the necessary documentation of its research.

Major Customers

Sales to one customer represented approximately 11% and 10% of the Company's revenue for the three month periods ended March 31, 2002 and 2001, respectively. The loss of this customer could result in a significant reduction of revenue.

4. Grant Program

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

Funds granted consist of both educational support funds and marketing funds. Pursuant to the terms of the grants, funds are paid to the grant recipients after they have provided evidence of payment for appropriate expenditures to third parties. Customer expenditures for the Company's services are not considered reimbursable under terms of the grants. To date, the Company has granted approximately $7.5 million, which consists of $5.8 million in educational support funds and $1.7 million in marketing funds.

Educational support funds consist of faculty stipends to encourage the generation of re-usable digital course content, hardware technology, and travel funds, and are considered contract costs. Educational support funds are paid only after the customer has provided evidence that they have expended funds in compliance with the grant agreement. If contract costs, including appropriate educational support funds, are in excess of the revenue guaranteed under the related agreement, such excess is expensed in the quarter in which the excess is first identified. The Company recognized such a loss of $2,438,055 in 1999 based upon total anticipated grant expenses of approximately $7.5 million versus guaranteed revenue of approximately $5.1 million. This contract loss was recorded as a component of cost of revenue in 1999. As the Company recognizes course development revenue under the grant recipients' contracts and records a liability for educational support funds and other contract costs, the grant loss accrual is reduced such that the gross margin related to this revenue is zero. The reduction in the grant loss accrual results in a decrease in cost of revenue in the current period. The Company recorded $195,243 and $795,204 of costs related to educational support funds, before any reduction of the grant loss accrual, in the three months ended March 31, 2002 and 2001, respectively. The reduction of the grant loss accrual, as reflected in cost of revenue, was $123,905 and $440,051 for the three months ended March 31, 2002 and 2001, respectively, resulting in a net cost of revenue of $71,338 and $355,153 for the three months ended March 31, 2002 and 2001, respectively.

The remaining estimated grant loss accrual at March 31, 2002 is $151,694 and is included in Grant Liabilities on the consolidated balance sheet. The determination of the grant loss requires management to make estimates and assumptions regarding the total amount of costs to be incurred. These estimates and assumptions may change and affect the reported amounts of the contingent liability on the date of the financial statements and the reported amount of expenses during the reporting period. As contracts are completed, actual results could impact reported amount of expense in the current reporting period.

Marketing funds are reimbursed to customers based on demonstration of payment to third parties for approved marketing activities which promote their online programs. These expenses are recorded as marketing expenses in the consolidated statement of operations when it is estimated they are incurred by customers. The Company recorded $65,600 and $121,000 of marketing expenses related to the Grant Program in the three months ended March 31, 2002 and 2001, respectively.

Since the Grant Program's inception, grant payments totaled $4.3 million for reimbursements of educational support funds and $1.2 million for reimbursements of marketing funds. The estimated remaining disbursements under the Grant Program for reimbursed educational support and marketing funds are $1.5 million and $500,000, respectively, at March 31, 2002 and are expected to be paid during 2002.

5. Software Development Costs

The Company incurs costs for the development of internal-use software as well as software to be sold or marketed to third parties. In general, the Company has expensed such costs as incurred due to the nature of the costs and the fact that costs qualifying for capitalization have been immaterial and the related lives are short. However, the Company did capitalize $3,763,507 of costs related to development of its CampusPortal product, including $622,395 during the three months ended March 31, 2001. Capitalized software development costs are amortized using the straight-line method over their estimated useful lives, generally three years. Amortization begins when the products are ready for their intended use. In April 2001, the software was determined to be ready for its intended use and accordingly, $1,254,502 of accumulated amortization has been recorded as of March 31, 2002, including $313,625 of expense in the three months ended March 31, 2002.

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

6. Net Loss Per Share

Basic net loss per share is computed by dividing net loss available to common stockholders for the period by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and potential common shares outstanding during the period if the effect of the potential common shares is dilutive. The equivalent number of common stock shares excluded from the earnings per share calculation because they are anti-dilutive, using the treasury stock method, were 11,960 and 81,292 for the three months ended March 31, 2002 and 2001, respectively.

As a result of the Company's net losses, all potentially dilutive securities as of March 31, 2002 and 2001, as indicated in the table below, would be anti-dilutive and are excluded from the computation of diluted loss per share.
	March 31,
	2002	2001

Stock options	2,713,780	3,245,685
Warrants	37,000	77,185
Restricted common stock	50,000	-
	________	________
Total	2,800,780	3,322,870
	========	========

The Company has never paid cash dividends on its stock, and is currently precluded from doing so under its borrowing agreements.

7. Debt

The Company has a $3,000,000 revolving line of credit with a maturity date of March 29, 2003. The line of credit is secured by all of the Company's assets. The facility contains certain financial covenants. The Company was in compliance with all financial covenants as of March 31, 2002. The interest rate on the revolving line of credit is an adjustable rate of prime, which was 4.75% as of March 31, 2002, plus 1.25%. In December 2001, the Company drew $2,500,000 from the revolving line. The entire $2,500,000 draw was subsequently repaid in January 2002. In March 2002, the Company drew $3,000,000 from the revolving line, which remained outstanding at March 31, 2002. The entire $3,000,000 draw was repaid in April 2002.

Capital Lease Obligations

As of March 31, 2002, the Company had leased $3,281,373 of equipment in connection with two sale-leaseback arrangements with a bank. The Company may lease an additional $462,684 of equipment under the second arrangement. At the end of the 36-month lease terms of each arrangement, which end at various dates betweeen July 2003 and April 2005, the Company will purchase the equipment leased under the first arrangement for $190,745, or 8.5% of the amount drawn, and 8.25% of the amount drawn under the second arrangement ($85,579 as of March 31, 2002). The leases have been treated as capital leases for accounting purposes. Accumulated depreciation on the total leased equipment was $1,212,122 as of March 31, 2002.

The following is a schedule by year of future minimum capital lease payments, together with the present value of the net minimum lease payments as of March 31, 2002:

Year ending December 31,

2002	$ 936,249
2003	1,096,037
2004	352,661
2005	73,442
_________
Total minimum lease payments	2,458,389
Less: Amount representing interest	(285,216)
_________
Present value of future minimum lease payments	2,173,173
Current portion of capital lease obligations	1,046,195
_________
Long-term capital lease obligations	$ 1,126,978
========

8. Related Party Transactions

On June 23, 2000, the Company issued a $271,000 secured promissory note to a former executive officer of the Company. The note is a full recourse note and is secured by the common stock of the Company owned by the former executive officer. The note was originally due on December 31, 2000. Interest accrued on the note through December 31, 2000 was paid during the first quarter of 2001. The note was extended until April 30, 2002 and began to bear interest at 9% per annum as of April 1, 2001. The principal, together with accrued but unpaid interest due on the outstanding unpaid balance, was payable in monthly installments through April 30, 2002. In January 2002, the Company purchased 15,801 of the pledged shares of the Company's common stock from the former executive officer for $3.00 per share, or $47,403, in lieu of cash payment on the note. These shares of common stock were immediately retired and are no longer outstanding. As of March 31, 2002, $71,080 remained outstanding. In April 2002, the Company purchased 23,615 of the pledged shares of the Company's common stock from the former executive officer for $3.01 per share, or $71,080, in lieu of cash payment and in full and final satisfaction of the note. These shares of common stock were retired and are no longer outstanding as of May 3, 2002.

9. Legal Matters

The Company is exposed to asserted and unasserted legal claims encountered in the normal course of business. Management believes that the ultimate resolution of any such matters will not have a material adverse effect on the operating results or the financial position of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANAYLSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this Section and elsewhere in this report are forward-looking in nature and relate to trends and events that may affect the Company's financial outlook for future periods, including revenue, EBITDA, operating losses, financial position and outlook for future operating results. Such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. You can identify these forward-looking statements when you see us using words such as "expect," "anticipate," "estimate," "plan," "believe" and other similar expressions. These statements speak only as of the date of this report. These statements are based on current expectations about our Company and our industry and involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to: the difficulty in predicting future growth due to the undeveloped and rapidly changing market for our products and services; the market for online learning in higher education is in an early stage and may not continue to develop; the possibility that we may not be able to achieve continued growth or maintain current levels of revenue; the Company's lengthy sales cycle; substantial and increasing competition in the online education market; our network infrastructure and computer systems could fail; unanticipated delay in integration of third party software; our ability to attract and retain qualified personnel; the recent uncertainty and general downturn in the U.S. economy; the effects of the recent terrorists attacks; disruptions to operations and negative accounting charges that could occur if the Company decided to pursue an acquisition; technological developments (including technological obsolescence of the Company's hardware or software); emerging industry standards and customer requirements, which continually require the Company to improve its software and services; and other unanticipated events and conditions, as well as the factors described in the Company's other SEC filings. These forward-looking statements should also be read in conjunction with certain risk factors in our Annual Report on Form 10-K for the year ended December 31, 2001 filed with the SEC and other filings we have made with the SEC. We undertake no obligation to publicly update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

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

We were founded and began delivering our products and services in 1996. As of March 31, 2002, we have 257 customer contracts covering approximately 1,500 individual campuses. Since our inception our customers have had approximately 388,000 student enrollments in online courses or course supplements and have purchased or ordered more than 13,000 online courses and course supplements, of which approximately 4,300 included course development services. For the Spring 2002 academic term, which lasts from January 1, 2002 until May 15, 2002, we expect our customers to have more than 85,000 student enrollments in online courses and more than 35,000 student enrollments in our lower priced course supplements.

We have invested in our service capabilities by expanding our infrastructure to accommodate our current and future customer volumes. Our expenditures have exceeded our revenues since our inception and our accumulated losses have increased as a result of our growth strategy. Any future increases in our cost of revenue should be significantly less than any increases in our revenue. We expect to see gross margins improve as revenue from student fees increase and we utilize existing capacity in our data center. We expect our operating expenses to decrease as a percentage of revenue in the future, as we utilize our current resources to support anticipated revenue growth.

Revenue

Since inception, we have primarily generated revenue from three sources:

  enrollment fees for students enrolled in online courses;
  design and development, licensing and hosting services fees for online campuses; and
  design and development services fees to build online courses.

Our other revenue sources have primarily been professional consulting and research grant activities.

The success of our business model is based upon a number of factors, including increasing the acceptance of online learning among colleges, universities, K-12 schools and corporations, adding new customers, adding new schools and programs within existing customers, developing additional courses for our existing customers, increasing student enrollment in online courses, and selling new products and services to our clients. From our inception through December 31, 1998, the majority of our revenue was generated by development and design services fees for building campuses and courses, and, to a lesser extent, student fees. Campus and course development revenue continued to grow in 1999, 2000 and 2001, however student fees have become a larger percentage of total revenue as the number of online courses offered by our customers and the number of students enrolled in those courses continue to increase at an even greater pace. We expect this trend in our revenue mix to continue. As our pricing and product mix change, and as our customers' online programs grow and mature, we anticipate that student enrollments will increase, with resulting increases in student fee revenue. However, due to volume discounts that we offer and competitive pricing in our industry, the increases in student fee revenue will likely not be directly proportional to the anticipated increases in student enrollments.

We continue to improve our core online products: eCollege Teaching Solutions and eCollege Campus Solutions. Teaching Solutions includes eCollege eCourseSM, an online version of a traditional classroom course delivered to students who might not otherwise have access to the course, and eCollege eCompanionSM, an online teaching supplement designed to enhance classroom-based courses. Campus Solutions, consisting of eCollege CampusPortalSM and eCollege Gateway CampusSM, offer community, academic and administrative functions similar to a physical college campus while incorporating the customer's unique look and feel. These online campuses allow a customer to access and manage online courses and supplements, and provide access to the online community and organizations.

We also offer a suite of services and products designed to assist our customers in creating and delivering high quality online programs. eCollege Service Solutions include program consulting, delivery and operational support services. eCollege eCourseEvaluationSM is a comprehensive Internet-based product that automates the entire course and instructor evaluation process. eCollege eCampusSurvey helps to create and manage all types of surveys that an institution may want to deploy outside of a classroom. Finally, through eCollege Content Solutions, we partner with leading textbook and new media publishers to provide educators and students academically focused content resources.

We enter into contracts with our customers to provide our online learning products and services. Our contracts typically have one to five year initial terms. Each contract specifies the type and price of the online campus purchased and the number and price of online courses purchased, as well as the fees for student enrollments and any other services purchased.

The majority of our revenue is earned by charging a per-enrollment student service fee to our customers for access to their eCourses and eCompanions, and also to our 24x7 technical support. We also offer a pricing model for our eCompanion product under which we charge an annual license fee. For our Campus Solutions, we generally charge: 1) a one time set-up and design fee to implement an online campus, 2) an annual license fee for access to our software, and 3) an annual hosting fee. We also charge an annual maintenance fee to manage the online campus during the term of the agreement. Historically, we have sold our course development services on a per-course basis while our other professional consulting services were based on our standard hourly rates. In 2002, we began offering our customers the option to purchase blocks of course development service hours, based on our standard hourly rates.

During 2001 we expanded and improved our Teaching Solutions product line, including the release of the next generation of our eLearning platform, eCollege AUSM. eCollege AU provides enhanced features with increased customization capabilities, usability and accessibility for our customers. We also added more robust self-authoring tools to our course delivery software in the past two years which are designed to allow customers to easily develop their own online courses without needing HTML or other programming knowledge. We also released a new version of our campus software during 2001 that allows campus administrators to make certain changes to their virtual campuses without our assistance. With the ease of use features and improved self-authoring functionality of these products, we have seen and may continue to see customers update their own online campuses and self-design and develop online courses, resulting in lower development revenue from our campus and course development services. However, we expect our customers to continue to add additional courses, which are either self-authored or developed by us, and for students to enroll in these additional courses (which are hosted on our platform), thereby increasing our student fee revenue.

In October 1998, the Company was awarded a grant of approximately $1,859,000 by the National Institute of Standards and Technology ("NIST"), a department of the U.S. Department of Commerce. The Company is entitled to receive payments under the grant as research related to automated course content creation and organization, and tutoring delivery systems is performed. Pursuant to the terms of the NIST grant, work must be performed at a prescribed format and pace. Maximum payments under the grant, which expired in January 2002, are $1,859,000. We were granted an extension until April 2002 to complete the necessary documentation of our research. Through March 31, 2002, we had applied for payments totaling $1,812,850 under the NIST grant and had received $1,763,834. We believe we performed under the terms of the NIST grant, however, there is no assurance we will receive all the payments we have requested to be reimbursed for under the NIST grant. This revenue is recognized as the work is performed by the Company or its subcontractors. Revenue from the grant will not constitute a significant portion of our revenue in the future, nor will we continue to incur costs associated with the current grant after April 2002. We may apply for other grants in the future, although we have no present plans to do so.

Revenue Recognition

Revenue recognition is a critical accounting policy for our business. Student fees are recognized on a straight-line basis over each course's specific academic term or over the length of the student technology license purchased by the customer, depending upon contract terms. Campus license and hosting fees, including the set-up, design, development and maintenance of a customer's campus, are recognized on a straight-line basis from the campus launch date through the end of the contract period or the expected life of the customer relationship, whichever is greater. The average recognition period for these license and hosting fees is slightly less than three years. Course development fees are recognized on a straight-line basis over the approximate period over which our services are provided and our obligation to the customer fulfilled. During 2001 and prior periods, this performance period was estimated to be twelve months from the date the course is ordered by the customer. Effective January 1, 2002, we began to recognize such fees over a nine-month recognition period, based upon changes to our experience in providing such services. We believe that this change more accurately reflects the period over which the services are delivered. As a result of this change, our course development revenue for the three months ended March 31, 2002, was approximately $244,000 higher than it would have been had we continued to recognize such fees over a twelve-month period. For course development services initiated but not yet completed as of the date of the change, the Company is recognizing the remaining deferred revenue balance as of January 1, 2002 over the remaining estimated service period, based upon the revised nine-month estimate. The period over which we perform the services and therefore recognize the revenue may change in the future as our actual experience in completing development obligations continues to evolve. Changes in our contract terms and expected contract life may also affect the period over which development fees are recognized in the future.

All other revenue sources are recognized over the length of the service period (e.g., annual eCourseEvaluation license fees) or are recognized over the period of the performance of the service (e.g., program consulting).

Seasonality

Due to the seasonality inherent in the academic calendar that typically consists of three academic terms, we experience fluctuations in our sequential quarterly results. We typically have lower revenue in the summer academic term, which spans the second and third calendar quarters. We also experience quarter-to-quarter fluctuations due to our customers' plans for online campus and course development. Our operating expenses are relatively fixed in nature and seasonal fluctuations in revenue will result in fluctuations in our operating results. As a result, sequential quarter-to-quarter financial results are not directly comparable.

Cost of Revenue

Our cost of revenue consists primarily of employee compensation and benefits for account management, online campus development, course design, technical personnel, help desk, and sales commissions. Our cost of revenue also includes software, hardware, and other direct costs associated with maintaining our data center operations, our web servers and our network infrastructure. Non-marketing related costs of our Grant Program, as discussed below, are also included in cost of revenue. We also allocate a portion of our occupancy and infrastructure costs to cost of revenue.

For the years 2002 and 2001, sales commissions were recorded as revenue was recognized, but were paid only after we had received an initial payment from the customer. Sales representatives also began receiving additional commissions for achieving significant goals such as signing large customers and increasing program offerings within current customers. Historically, we have recorded and paid sales commissions as contracts were signed and as revenue was recognized.

Software development costs is also a critical accounting policy for our business. On April 1, 2000 we started to capitalize software development costs related to our CampusPortal product as required by AICPA's Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." As of March 31, 2001, we had capitalized $3,763,507 of costs related to development of this product. In April 2001 the CampusPortal software was determined to be ready for its intended use and we began amortizing the total cost over its expected useful life of three years. Accordingly, $1,254,502 of accumulated amortization has been recorded within cost of revenue as of March 31, 2002, including $313,625 of expense during the three months ended March 31, 2002.

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

We expect that our cost of revenue will continue to decline in the future as a percent of revenue. We anticipate experiencing this decline as we achieve operating efficiencies, since many of these costs do not increase in direct proportion to our revenue; specifically as our revenue mix changes to be more heavily weighted towards student and license fees, which have a lower cost than revenue derived from our other service offerings.

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

Funds granted consist of both educational support funds and marketing funds. To date, we have granted approximately $7.5 million, which consists of $5.8 million in educational support funds and $1.7 million in marketing funds. Pursuant to the terms of the grants, funds are paid to the grant recipients after they have provided evidence of payment for appropriate expenditures to third parties. Customer expenditures for our services are not considered reimbursable under terms of the grants.

Educational support funds consist of faculty stipends to encourage the generation of re-usable digital course content, hardware technology, and travel funds, and are considered contract costs. If contract costs, including appropriate educational support funds, are in excess of the revenue guaranteed under the related agreement, such excess is expensed in the quarter in which the excess is first identified. The Company recognized such a loss of $2,438,055 in 1999 based upon total anticipated grant expenses of approximately $7.5 million versus guaranteed revenue of approximately $5.1 million. This contract loss was recorded as a component of cost of revenue in 1999. As we recognize course development revenue under the grant recipients' contracts and record our liability for educational support funds and other contract costs, the grant loss accrual is reduced such that the gross margin related to this revenue is zero. We recorded $195,243 and $795,204 of costs related to educational support funds, before any reduction of the grant loss accrual, in the three months ended March 31, 2002 and 2001, respectively. The reduction of the grant loss accrual, as reflected in cost of revenue, was $123,905 and $440,051 for the three months ended March 31, 2002 and 2001, respectively, resulting in a net cost of revenue of $71,338 and $355,153 for the three months ended March 31, 2002 and 2001, respectively.

The remaining estimated grant loss accrual at March 31, 2002 is $151,694 and is included in Grant Liabilities on the consolidated balance sheet. The determination of the grant loss requires management to make estimates and assumptions regarding the total amount of costs to be incurred. These estimates and assumptions may change and affect the reported amounts of the contingent liability on the date of the financial statements and the reported amount of expenses during the reporting period. As contracts are completed, actual results could impact reported amount of expense in the current reporting period.

Marketing funds are reimbursed to customers based on demonstration of payment to third parties for approved marketing activities which promote their online programs. These expenses are recorded as marketing expenses in our consolidated statement of operations when it is estimated they are incurred by our customers.

Since the Grant Program's inception, grant payments totaled $4.3 million for reimbursements of educational support funds and $1.2 million for reimbursements of marketing funds. The estimated remaining disbursements under the Grant Program for reimbursed educational support and marketing funds are $1.5 million and $500,000, respectively, at March 31, 2002 and are expected to be paid during 2002.

Results Of Continuing Operations

We have incurred significant losses since our inception, resulting in an accumulated deficit of $75,314,114 as of March 31, 2002. We believe that our revenue growth will continue in the year 2002 primarily based upon growth in student fees. At the same time we intend to continue to make investments in technology which may involve the development, acquisition or licensing of technologies that complement or augment our existing services and technologies. Our selling and marketing expense should decrease slightly as a result of our focused strategy in 2002. We also intend to utilize our existing administrative resources and operating efficiencies to continue to support our business at slightly lower costs. We expect our earnings before interest, taxes, depreciation, and amortization of capitalized software costs and stock-based compensation to be slightly positive for the year ended December 31, 2002 and plan to realize operating profits in 2003, although there can be no guarantee thereof.

Three Months Ended March 31, 2002 and 2001

Overview. Results in the three months ended March 31, 2002 compared to the three months ended March 31, 2001, demonstrated a 33% increase in revenue, and a 19% reduction in total expense, with reductions in cost of goods sold, product development, sales and marketing and general and administrative expenses. The increase in revenue was primarily driven by an increase in student enrollments in online courses. Expense reductions were achieved primarily by better utilization of the Company's fixed assets, and its personnel and reductions in other areas. The increase in revenue and reductions in expenses resulted in a decreased loss of $3,092,597. We expect that revenue will continue to grow faster than expenses, resulting in further improvement in net income.

Revenue. Revenue increased 33% to $5,604,497 for the three months ended March 31, 2002 from $4,215,123 for the three months ended March 31, 2001. The increase in revenue is primarily due to an approximate 44% increase in the number of student enrollments in online courses begun in the three months ended March 31, 2002 compared to the same period in 2001. Student fees from eCourse and eCompanion enrollments increased 51% and represented $4,153,529 and $2,753,593 of total revenue for the three months ended March 31, 2002 and 2001, respectively. Campus and course fees represented $1,092,222 and $1,031,588 of total revenue, respectively, for these same periods. NIST grant revenue decreased to $90,629 from $192,369 for the three months ended March 31, 2002 and 2001, respectively. Other revenue includes professional consulting revenue of $220,966 and $123,487, respectively, for these same periods.

Cost of Revenue. Cost of revenue decreased to $3,098,930 for the three months ended March 31, 2002 from $3,782,899 for the three months ended March 31, 2001. Our cost of revenue decreased primarily due to reduction of personnel costs for our operations and account management groups, expenses related to our Grant Program, and approximately $105,000 less in external information technology consulting. Our operations and account management personnel decreased to 100 at March 31, 2002 from 128 at March 31, 2001, as we were able to improve on our operating efficiencies. Direct expenses associated with the Company's Grant Program were $71,338 and $355,153 for the three months ended March 31, 2002 and 2001, respectively. These decreases were partially offset by increases relating to $313,625 of amortization of internal-use software development costs related to our CampusPortal product and slight increases in depreciation.

Gross Profit. We experienced a gross profit of $2,505,567 for the three months ended March 31, 2002 as compared to a gross profit of $432,224 for the three months ended March 31, 2001. The favorable increase of $2,073,343 in gross profit was primarily due to the increase in our student fees, which have a higher contribution margin than most of our other revenue sources, improved utilization of our professional services staff as we continue to improve the technology and business processes used to develop campuses and courses for our customers, and realization of operating leverage on our fixed expenses as our revenue increased.

Product Development. Product development expenses decreased slightly to $1,355,312 for the three months ended March 31, 2002 from $1,368,536 for the three months ended March 31, 2001. The decrease was primarily due to a decrease of approximately $230,000 in external consulting costs incurred during the quarter ended March 31, 2002 as compared with the same period in 2001. However, we continue to internally design and develop enhanced features for our eCollege AU platform and other product offerings. Staffing levels of our product development personnel remained consistent at 51 and 49 as of March 31, 2002 and 2001, respectively.

Selling and Marketing. Selling and marketing expenses decreased to $1,478,977 for the three months ended March 31, 2002 from $2,353,928 for the three months ended March 31, 2001. The decrease was primarily due to decreases in advertising and trade conference expenses of approximately $330,000, as we focus on more direct marketing to key decision makers within our target market. We also had a decrease in marketing personnel costs, to 8 marketing-related employees as of March 31, 2002 from 16 such employees as of March 31, 2001. Marketing expenses associated with the Grant Program for the three months ended March 31, 2002 were approximately $55,000 less than those in the same period last year. Our selling personnel costs also decreased as a result of the discontinuation of our inside sales team in January 2002. We had 27 employees in our sales department at March 31, 2002 and 33 at March 31, 2001.

General and Administrative. General and administrative expenses decreased to $1,496,612 for the three months ended March 31, 2002 from $1,834,215 for the three months ended March 31, 2001. The decrease was primarily due to a decrease in executive and other administrative personnel costs. The number of general and administrative personnel as of March 31, 2002 was 37 as compared to 45 as of March 31, 2001.

Since inception, we have incurred aggregate deferred compensation of $4,444,202 in connection with the grant of options and restricted common stock to employees, officers, directors and former executives. The deferred charge is being amortized over the vesting period of such options or restricted stock, which ranges from 1 to 3 years. During the three months ended March 31, 2002 and 2001, we recorded compensation expense of $78,829 and $180,511, respectively. The majority of compensation expense related to such options is included in general and administrative expense. However, a portion of such compensation expense has been allocated to cost of revenue, selling and marketing expense and product development expense as appropriate.

Other Income (Expense). Interest and other income, which consists primarily of interest earnings on our cash and cash equivalents and short-term investments, decreased to $59,117 for the three months ended March 31, 2002, from $275,496 for the three months ended March 31, 2001. This decrease is primarily due to a decrease in cash invested as a result of the use of such cash in our operations. Interest expense, primarily related to our capital lease lines of credit and borrowings on our revolving line of credit, was $62,499 and $72,354 for the quarters ending March 31, 2002 and 2001, respectively.

Net Loss. Our net loss decreased to $1,828,716, or $0.11 per share, from $4,921,313, or $0.30 per share, for the three months ended March 31, 2002 and 2001, respectively.

Liquidity and Capital Resources

The Company's cash and cash equivalents decreased $791,146 from $16,625,705 at December 31, 2001, to $15,834,559 at March 31, 2002. The decrease from December 31, 2001 was primarily due to cash used in operating activities of $1,047,853 and investments in fixed assets of $633,203 offset by cash provided by financing activities of $889,910, including a net increase on our line of credit of $500,000.

We have financed the majority of our operations through the issuance of equity securities. We have sold common stock and preferred stock generating aggregate proceeds of $85,111,796 from inception through March 31, 2002, including our initial public offering.

We have leased $2,244,057 of equipment under a $2,500,000 sale-leaseback agreement entered into in the second quarter of 2000. At the end of the initial 36-month lease term, we will purchase the equipment for 8.5% of the amount drawn. As of March 31, 2002, we have leased an additional $1,037,316 of equipment under a $1,500,000 sale-leaseback agreement entered into in the second quarter of 2001, and therefore have $462,684 available under the new agreement. At the end of the initial 36-month lease term, we will purchase the equipment for 8.25% of the amount drawn. The lease agreements contain certain financial covenants. These leases are treated as capital leases for accounting purposes.

We have a $3,000,000 revolving line of credit with a maturity date of March 29, 2003. The facility is secured by all of our assets. The facility contains covenants limiting our ability to obtain additional debt financing and to enter into mergers and acquisitions and certain other financial covenants. The interest rate on the revolving line of credit is an adjustable rate of prime, which was 4.75% as of March 31, 2002, plus 1.25%. In December 2001, the Company drew $2,500,000 from the revolving line. The entire $2,500,000 draw was subsequently repaid in January 2002. In March 2002, the Company drew $3,000,000 from the revolving line, which remained outstanding at March 31, 2002. The entire $3,000,000 was repaid in April 2002.

We used the net proceeds from our equity financings for funding capital expenditures and supporting sales, marketing, product development activities, expanding our data center, investing in short-term marketable securities with maturities of one year or less, enhancing new accounting and financial information systems and for other expenses associated with our growth.

We expect our current cash, cash equivalents and short-term investments, together with cash generated from operations, to meet our working capital and capital expenditure requirements for at least the next twelve months. Because we expect to incur a net loss for the remainder of the current year, our cash and cash equivalents are expected to decrease as necessary to fund such losses and make capital investments.

Although at this time our plans do not require us to raise additional capital, in the future, we may desire to raise additional capital. In the event that we need to raise additional capital, we cannot assure that additional funds will be available or that funds will be available on terms favorable to eCollege. Our need to raise additional funds could also directly and adversely affect our stockholders' investment in our common stock. When a company raises funds by issuing shares of stock through additional public offerings or exercised stock options, the percentage ownership of the existing stockholders of that company is reduced or diluted. If we raise funds in the future by issuing additional shares of stock, stockholders may experience dilution in the value of their shares.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position, operating results or cash flows due to adverse changes in financial market prices and rates. The Company is, or may become, exposed to market risk in the areas of changes in United States interest rates and changes in foreign currency exchange rates as measured against the United States dollar. These exposures are directly related to our normal operating and funding activities. Historically and as of March 31, 2002, we have not used derivative instruments or engaged in hedging activities.

Additionally, the Company does not have significant exposure to changing interest rates on invested cash, which was $9,897,728 at March 31, 2002. Historically we have invested available cash in money market accounts, certificates of deposit and investment grade commercial paper that generally had maturities of three months or less, as well as debt securities of United States government agencies and corporate bonds. Our short-term investment portfolio is managed on a discretionary basis by a third party, subject to our investment policy. The Company's investment policy requires that its investment portfolio be limited to investment securities of less than one year in maturity. Furthermore, as a result of a change in the Company's investment policy during the third quarter of 2001 to limit risk exposure, all of our invested cash is in money market accounts as of March 31, 2002. As a result, the interest rate market risk implicit in these investments at March 31, 2002, is low. However, factors influencing the financial condition of security issuers may impact their ability meet their financial obligations and could impact the realizability of our security portfolio. The Company has not undertaken any other interest rate market risk management activities.

A hypothetical ten percent change in market interest rates over the next year would not have a material effect on the fair value of the Company's debt instruments or its cash equivalents, nor would it materially impact the Company's earnings or cash flow associated with the Company's cash investments. Although the Company's revolving line of credit bears interest at an adjustable rate of prime plus 1.25%, a hypothetical ten percent change in the market rates as of March 31, 2002 would not have a material effect on the Company's earnings and cash flows in 2002, as the entire borrowings outstanding at December 31, 2001 and March 31, 2002 were repaid on January 2, 2002 and April 1, 2002, respectively. We anticipate drawing on our line of credit only for short-term working capital needs during the remainder of 2002.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not a party to any material legal proceedings.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On December 15, 1999, the Company consummated its initial public offering of its common stock. The registration statement relating to the offering (File No. 333-78365) was declared effective on December 14, 1999. The Company registered and sold a total, including the underwriters' overallotment, of 5,500,000 shares with an aggregate registered price of $60,500,000. At the time of the initial public offering, 4,150,402 shares of the Company's Series A, B, and C preferred stock were converted to 4,150,402 shares of common stock.

The net offering proceeds to the Company were $56,265,000, of which $5,115,000 related to the exercise of 500,000 shares of the underwriters' over-allotment option on January 13, 2000. As of March 31, 2002, we have used approximately: $2,050,000 to repay bank debt; $36,731,000 to fund operations and provide working capital; and $6,573,000 to purchase computer equipment, software, furniture and fixtures. None of the net proceeds of the offering were paid directly or indirectly to any of our directors, officers, general partners or their associates, or persons owning 10% or more of any class of our equity securities. We expect to use the remainder of the proceeds for working capital and general corporate purposes.

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

Exhibit Number	Description
_________	_____________________________________
10.30	Lease Agreement dated March 29, 2002 between the Company and Bedford Property Investors, Inc.
10.31	Employment Agreement dated as of March 1, 2002 between the Company and Mark Resmer.
________

(b) The Company did not file any reports on Form 8-K during the three months ended March 31, 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in Denver, Colorado, on this 15th day of May, 2002.

eCollege.com
/s/ Oakleigh Thorne
Name: Oakleigh Thorne
Title: Chief Executive Officer and Chairman of the Board of Directors
(principal executive officer)

/s/ Douglas H. Kelsall
Name: Douglas H. Kelsall
Title: Executive Vice President, Chief Financial Officer, Treasurer and Secretary
(principal financial officer)

/s/ Ward R. Huseth
Name: Ward R. Huseth, C.P.A.
Title: Chief Accounting Officer