Form 10-Q
period 2002-06-30
ECOLLEGE COM
filed 2002-08-14
CIK 1085653

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ________________________

Commission file number 000-28393

eCollege.com
(Exact name of registrant as specified in its charter)

Delaware	84-1351729
________________________________________________________	_____________________________________________
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)
4900 South Monaco Street, Denver, Colorado	80237
________________________________________________________	_____________________________________________
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (303) 873-7400

10200 A East Girard Avenue, Denver, Colorado, 80231
_______________________________________________________
(Address of regristrant's former principal executive offices)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] Yes [ ] No

The number of shares outstanding of the Registrant's Common Stock, $.01 par value, as of August 7, 2002 was 16,373,202.

eCollege.com

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

eCollege.com
CONSOLIDATED BALANCE SHEETS
	June 30, 2002	December 31, 2001
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 14,322,537	$ 16,625,705
Accounts receivable, net of allowance of $166,337 and $172,845, respectively	3,598,632	2,026,428
Accrued revenue receivable	589,725	311,822
Notes receivable - related party	-	117,430
Other current assets	603,504	568,896
	__________	__________
Total current assets	19,114,398	19,650,281
NON-CURRENT ASSETS:
Property and equipment, net	4,406,031	4,301,271
Software development costs, net	2,195,379	2,822,630
Other assets	383,600	465,800
	__________	__________
Total non-current assets	6,985,010	7,589,701
	__________	__________
TOTAL ASSETS	$ 26,099,408	$ 27,239,982
	==========	==========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Line of credit	$ 2,938,000	$ 2,500,000
Accounts payable	854,302	865,214
Grant liabilities	1,581,731	2,615,987
Other accrued liabilities	1,969,910	1,370,453
Capital lease obligations	1,189,012	847,047
Deferred revenue	4,368,871	2,774,359
	__________	__________
Total current liabilities	12,901,826	10,973,060
LONG-TERM LIABILITIES:
Capital lease obligations	733,303	945,504
Deferred revenue	131,553	323,528
Other liabilities	554,557	-
	__________	__________
Total long-term liabilities	1,419,413	1,269,032
	__________	__________
TOTAL LIABILITIES	14,321,239	12,242,092

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, no par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.01 par value; 50,000,000 shares authorized; 16,368,362 and 16,345,372 shares, respectively, issued and outstanding	163,684	163,454
Additional paid-in capital	84,947,989	84,886,438
Warrants and options for common stock	3,637,837	3,657,333
Deferred compensation	(102,650)	(223,937)
Accumulated deficit	(76,868,691)	(73,485,398)
	__________	__________
TOTAL STOCKHOLDERS' EQUITY	11,778,169	14,997,890
	__________	__________
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 26,099,408	$ 27,239,982
	==========	==========
The accompanying notes to the condensed consolidated financial statements are an integral part of these balance sheets.

eCollege.com
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2002	2001	2002	2001
	(Unaudited)		(Unaudited)
REVENUE:
Student fees	$ 4,483,370	$ 3,219,703	$ 8,636,899	$ 5,973,296
Campus and course	784,157	1,164,514	1,876,380	2,196,102
Other revenue	488,912	240,854	847,656	670,796
	___________	___________	___________	___________
Total revenue	5,756,439	4,625,071	11,360,935	8,840,194
COST OF REVENUE	2,883,013	3,413,398	5,981,942	7,196,297
	___________	___________	___________	___________
Gross profit	2,873,426	1,211,673	5,378,993	1,643,897
OPERATING EXPENSES:
Product development	1,386,214	1,362,740	2,741,526	2,731,276
Selling and marketing	1,436,588	1,906,663	2,915,565	4,260,591
General and administrative	1,585,460	1,941,462	3,082,071	3,775,677
	___________	___________	___________	___________
Total operating expenses	4,408,262	5,210,865	8,739,162	10,767,544
	___________	___________	___________	___________
LOSS FROM OPERATIONS	(1,534,836)	(3,999,192)	(3,360,169)	(9,123,647)
OTHER INCOME (EXPENSE):
Interest and other income	48,101	268,830	107,217	544,326
Interest expense	(67,843)	(65,190)	(130,341)	(137,544)
Other expense	-	(15,435)	-	(15,435)
	___________	___________	___________	___________
NET LOSS	$ (1,554,578)	$ (3,810,987)	$ (3,383,293)	$ (8,732,300)
	==========	==========	==========	==========
BASIC AND DILUTED NET LOSS PER SHARE	$ (0.10)	$ (0.24)	$ (0.21)	$ (0.54)
	==========	==========	==========	==========
WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	16,308,104	16,206,434	16,297,521	16,176,028
	==========	==========	==========	==========
COMPREHENSIVE LOSS:
Net loss	$ (1,554,578)	$ (3,810,987)	$ (3,383,293)	$ (8,732,300)
Other comprehensive loss:
Unrealized loss on available-for-sale securities	-	(121,216)	-	(322,230)
	___________	___________	___________	___________
COMPREHENSIVE LOSS	$ (1,554,578)	$ (3,932,203)	$ (3,383,293)	$ (9,054,530)
	==========	==========	==========	==========

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

eCollege.com
CONSOLIDATED STATEMENTS OF CASHFLOWS

	Six Months Ended
	June 30,
	2002	2001
	________________________________
	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (3,383,293)	$ (8,732,300)
Adjustments to reconcile net loss to net cash used in operating activities-
Depreciation	1,692,823	1,779,251
Amortization of capitalized internal-use software development costs	627,251	313,626
Provision for doubtful accounts	-	100,000
Amortization of deferred compensation	128,304	362,122
Change in-
Accounts receivable and accrued revenue receivables	(1,851,160)	(198,250)
Other current assets	(34,610)	337,083
Other assets	82,200	82,200
Accounts payable and accrued liabilities	314,576	(2,747,519)
Grant liabilities	(1,034,256)	(1,162,800)
Deferred revenue	1,392,418	(138,466)
Other liabilities	-	(5,112)
	___________	___________
Net cash used in operating activities	(2,065,747)	(10,010,165)
	___________	___________
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(958,937)	(439,197)
Purchases of marketable securities	-	(4,638,892)
Proceeds from sales of marketable securities	-	10,356,918
Payments received on notes receivable from related party	-	43,269
Capitalized internal-use software development costs	-	(622,395)
	___________	___________
Net cash (used in) provided by investing activities	(958,937)	4,699,703
	___________	___________
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	153,752	204,693
Proceeds from sale-leaseback transactions	581,884	314,883
Payments on lease line of credit	(452,120)	(305,013)
Proceeds from line of credit	5,938,000	2,360,050
Payments on line of credit	(5,500,000)	(2,000,000)
	___________	___________
Net cash provided by financing activities	721,516	574,613
	___________	___________
NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,303,168)	(4,735,849)
CASH AND CASH EQUIVALENTS, beginning of period	16,625,705	12,292,162
	___________	___________
CASH AND CASH EQUIVALENTS, end of period	$ 14,322,537	$ 7,556,313
	=========	=========

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

eCollege.com

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Nature of Business

Company History

eCollege.com (formerly Real Education, Inc. and Real Information Systems, Inc.) was organized and incorporated in the state of Colorado on July 26, 1996. Real Education, Inc. reincorporated in the state of Delaware on June 22, 1999, at which time each share of Real Education, Inc. common and preferred stock was exchanged for seven shares of eCollege.com common and preferred stock, respectively. eCollege International, Inc. is a wholly-owned subsidiary of eCollege.com and was incorporated in the state of Colorado on January 9, 2002. eCollege.com and its wholly owned subsidiary are collectively referred to herein as "eCollege" or the "Company."

Business Activity

eCollege is a leading provider of technology and services that enable colleges, universities, primary and high schools ("K-12 schools") and corporations to offer an online environment for distance and on-campus learning. The Company's technology enables its customers to reach a large number of students who wish to take online courses at convenient times and locations. Customers can also use the Company's technology to supplement their on-campus courses with an online environment. Additionally, the Company offers services to assist in the development of online programs, including online course and campus design, development, management and hosting, as well as ongoing administration, faculty, instructor and student support, training, evaluation and consulting services.

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The Company has eliminated intercompany transactions in consolidation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such regulations. The unaudited condensed consolidated financial statements reflect all adjustments and disclosures that are, in the opinion of management, necessary for a fair presentation. All such adjustments are of a normal recurring nature. Certain amounts in the 2001 financial statements have been reclassified to conform to the 2002 presentation. Management does not believe the effects of such reclassifications are material. The results of operations for the interim periods ended June 30, 2002 are not necessarily indicative of the results of the full fiscal year. For further information, refer to the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K, for the year ended December 31, 2001.

3. Summary of Significant Accounting Policies

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. The Company adopted this statement as of January 1, 2002. The adoption of this standard did not have an impact on the Company's financial position or results of operations. However, goodwill and other intangibles acquired in connection with any future business combinations will be impacted by this standard.

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

In April and July 2001, the Emerging Issues Task Force ("EITF") reached a consensus on two issues within Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products" ("EITF 00-25"). EITF 00-25 was subsequently codified along with other related EITF issues into EITF Issue No. 01-09, "Accounting for Consideration Given by a Vendor or a Reseller of the Vendor's Products" ("EITF 01-09"). During the first quarter of 2002, the Company completed its review of the provisions of EITF 01-09 and concluded that the payments made under its Grant Program are properly classified as costs and not a reduction of the selling price of its services.

Net Loss Per Share

Basic net loss per share is computed by dividing net loss available to common stockholders for the period by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and potential common shares outstanding during the period if the effect of the potential common shares is dilutive. As a result of the Company's net losses, all potentially dilutive securities as of June 30, 2002 and 2001 would be anti-dilutive and are excluded from the computation of diluted loss per share. The table below summarizes all such securities which have been excluded from this computation.
	June 30,
	2002	2001
	___________________
Stock options	2,977,262	3,488,280
Warrants	37,000	77,185
Restricted Stock	33,333	50,000
	________	________
Total	3,047,595	3,615,465
	======	======

The Company has never paid cash dividends on its stock, and is currently precluded from doing so under its borrowing agreements.

Stock-Based Compensation

The Company accounts for its employee stock option plans and other employee stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB Opinion No. 25"), and related interpretations. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," and related interpretations.

As of April 23, 2002, the Company entered into an employment agreement with Mr. Oakleigh Thorne, the Company's Chief Executive Officer. As part of the agreement, in lieu of an annual salary, on April 23, 2002, Mr. Thorne was granted an option to purchase up to 101,156 shares of common stock at an exercise price of $4.49 per share, the closing price of the Company's common stock on that grant date. This option vests monthly in twelve equal installments beginning January 1, 2002. In addition, on April 23, 2002, Mr. Thorne was granted an additional option to purchase up to 101,156 shares of common stock at an exercise price of $4.49 per share. This option vests, if at all, partially on June 30, 2002, and on December 31, 2002, based on the Company meeting the targets in its corporate bonus plan for 2002. As of June 30, 2002, this second option vested with respect to 20,231 shares as a result of the Company meeting interim targets in its corporate bonus plan. Any options which do not vest pursuant to the corporate bonus plan for 2002 will be forfeited. All unvested options will vest fully upon a change of control of the Company.

No compensation expense was recorded upon issuance of the options due to the fact that the grant price was equal to the exercise price on the date of grant. However, the second option is subject to variable accounting due to its performance-based terms. As a result, the Company is required to re-measure compensation expense at each reporting date until each portion of the option vests. Since the closing price of the Company's common stock on June 30, 2002, the date on which the first portion of the second option vested and the reporting date for the remaining unvested options, was less than the exercise price of $4.49, no stock-based compensation expense was recorded by the Company during the three months ended June 30, 2002. However, the unvested portion of the option for 80,925 shares continues to be subject to variable accounting treatment, and therefore the Company may be subject to stock-based compensation expense during the remaining reporting periods of 2002 if the price of the Company's common stock is greater than the exercise price of $4.49 and the option appears likely to be earned as of each reporting date.

4. Revenue Recognition

The Company generates revenue primarily from three sources: (i) student enrollment fees, (ii) campus development, licensing and hosting services, and (iii) course development services.

The Company's services are generally sold at fixed prices as set forth in customer contracts. The Company charges its customers student fees as students enroll in online courses hosted by the Company for its customers at an agreed upon price. The Company also sells student technology licenses which allow for up to a specified number of student enrollments in online course supplements over a specified period of time, typically one year. Customers are typically charged for annual license and hosting fees as well as initial design and development services fees for an online campus. Design and development services fees to build online courses are also specified in contracts. Frequently, customers will add online courses in addition to those purchased under the initial contract. Annual maintenance fees to manage the online campus or courses during the term of the agreement and other service fees, including online campus implementation, faculty training and support, evaluation and technical consulting services and instructional design services, may also be included in customer contracts.

The Company's student fee revenue is recognized on a straight-line basis over each course's specific academic term or over the length of the student technology license purchased by a customer, depending upon contract terms. Campus license and hosting fees, including the set-up, design, development and maintenance of a customer's campus, are generally received near the start of each contract term, deferred, and recognized on a straight-line basis from the campus launch date through the end of the contract period or the expected life of the customer relationship, whichever is greater. The average recognition period for campus fees is slightly less than three years. Historically, the Company recognized course development fees over a period of twelve months, which approximated the length of time over which the Company completed its obligations to the customer under course development arrangements. However, the Company continually evaluates the period over which these services are provided, and effective January 1, 2002, changed the recognition period to nine months, to better reflect the period over which the Company's services are provided to customers, and the Company's obligations are completed. This change is based upon the Company's experience of providing such services and will continue to be evaluated as the Company gains additional experience and to reflect changes in the business and technological environment. For course development services initiated but not yet completed as of the date of the change, the Company is recognizing the remaining deferred revenue balance as of January 1, 2002 over the remaining estimated service period, based upon the revised nine-month estimate. Had the Company continued to recognize its course development services using its original estimate of twelve months, course revenue would have been approximately $34,000 greater than that reported in the accompanying consolidated statement of operations for the three months ended June 30, 2002 and approximately $210,000 less than that reported in the accompanying consolidated statement of operations for the six months ended June 30, 2002. Changes in our contract terms and expected contract life may also affect the period over which development fees are recognized in the future.

Revenue that is recognized is reflected as accrued revenue receivable to the extent that the customer has not yet been billed for such services. The Company records deferred revenue for amounts received from or billed to customers in excess of the revenue that has been earned.

NIST Grant

In October 1998, the Company was awarded a grant by the National Institute of Standards and Technology, or NIST, a department of the U.S. Department of Commerce. This revenue was recognized as the work was performed by the Company or its subcontractors. The Company was entitled to receive payments under the grant as research related to automated course content creation and organization, and tutoring delivery systems was performed. Maximum payments under the grant which expired in January 2002 were approximately $1,859,000. The Company was granted an extension until April 2002 to complete the necessary documentation of its research.

Through June 30, 2002, the Company had applied for payments totaling $1,859,037 under the NIST grant and had received $1,812,850. The Company has recognized $1,753,834 of revenue relating to the NIST grant since its inception through June 30, 2002. The Company believes it performed its work in accordance with the terms of the NIST grant, and will receive all the payments it has requested to be reimbursed for under the NIST grant.

Major Customers

No one customer represented more than 10% of the Company's revenue for the three month and six month periods ended June 30, 2002. One customer individually accounted for approximately 10% of the Company's revenue for the three month and six month periods ended June 30, 2001.

5. Grant Program

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

Funds granted consist of both educational support funds and marketing funds. Pursuant to the terms of the grants, funds are paid to the grant recipients after they have provided evidence of payment for appropriate expenditures to third parties. Customer expenditures for the Company's services are not reimbursable under terms of the grants. To date, the Company has granted approximately $7.5 million, which consists of $5.8 million in educational support funds and $1.7 million in marketing funds.

Educational support funds consist of faculty stipends to encourage the generation of re-usable digital course content, hardware technology, and travel funds, and are considered contract costs. Educational support funds are paid only after the customer has provided evidence that they have expended funds in compliance with the grant agreement. If contract costs, including direct and indirect costs to perform the Company's obligations under the contract as well as the appropriate educational support funds, are in excess of the revenue guaranteed under the related agreement, such excess is expensed in the quarter in which the excess is first identified. The Company recognized such a loss of $2.4 million in 1999 based upon total anticipated grant expenses of approximately $7.5 million versus guaranteed revenue of approximately $5.1 million. This contract loss was recorded as a component of cost of revenue in 1999. As the Company recognizes course development revenue under the grant recipients' contracts and recognizes the cost of educational support funds and other contract costs, the contract loss accrual is reduced such that the gross margin related to this revenue is zero. The reduction in the contract loss accrual results in a decrease in cost of revenue in the current period. The Company recorded $13,179 and $713,477 of costs related to educational support funds, before any reduction of the contract loss accrual, in the three months ended June 30, 2002 and 2001, respectively. For the six months ended June 30, 2002 and 2001, recorded costs associated with the educational support funds prior to any reduction of the contract loss accrual was $208,422 and $1,508,681, respectively. The reduction of the contract loss accrual, as reflected as a reduction of the cost of revenue, was $31,489 and $387,015 for the three months ended June 30, 2002 and 2001, respectively, and $155,394 and $827,066 for the six months ended June 30, 2002 and 2001, respectively. The combined effect on cost of revenue of the accrued grant costs less the reversal of the contract loss accrual was a net reduction of expenses of $18,310 for the three months ended June 30, 2002 and a net expense of $326,462 for the same period in 2001. For the six months ended June 30, 2002 and 2001, the resulting net expense included in cost of revenue was $53,028 and $681,615, respectively.

The remaining estimated contract loss accrual at June 30, 2002 is $120,205 and is included in Grant Liabilities on the consolidated balance sheet. The determination of the contract loss requires management to make estimates and assumptions regarding the total amount of costs to be incurred. These estimates and assumptions may change and affect the reported amounts of the contingent liability on the date of the financial statements and the reported amount of expenses during the reporting period. As contracts are completed, actual results could impact reported amount of expense in the current reporting period.

Marketing funds are reimbursed to customers based on demonstration of payment to third parties for approved marketing activities which promote their online programs. These expenses are recorded as marketing expenses in the consolidated statement of operations when it is estimated they are incurred by customers. The Company recorded $55,581 and $121,000 of marketing expenses related to the Grant Program in the three months ended June 30, 2002 and 2001, respectively. Marketing expenses related to the Grant Program for the six months ended June 30, 2002 and 2001 were $121,181 and $242,000, respectively.

Since the Grant Program's inception, grant payments have totaled $4.5 million for reimbursements of educational support funds and $1.2 million for reimbursements of marketing funds. The estimated remaining disbursements under the Grant Program for reimbursed educational support and marketing funds are $1.2 million and $500,000, respectively, at June 30, 2002 and are expected to be paid during 2002. Management evaluates these grants for compliance. It is possible that there may be individual grants that do not require the Company to reimburse the full grant award, and thus a portion of the accrued expenses may be reversed and the related liability reduced in future reporting periods.

6. Software Development Costs

The Company incurs costs for the development of internal-use software as well as software to be sold or marketed to third parties. In general, the Company has expensed such costs as incurred due to the nature of the costs and the fact that costs qualifying for capitalization have been immaterial and the related lives are short. However, the Company did capitalize $3,763,507 of costs related to development of its CampusPortal product, including $622,395 during the six months ended June 30, 2001. Capitalized software development costs are amortized using the straight-line method over their estimated useful lives, generally three years. Amortization begins when the products are ready for their intended use. In April 2001, the software was determined to be ready for its intended use and accordingly, $1,568,128 of accumulated amortization has been recorded as of June 30, 2002, including $313,626 of expense for both the three months ended June 30, 2002 and 2001. Amortization expense for the six months ended June 30, 2002 and 2001 was $627,251 and $313,626, respectively.

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

7. Debt

The Company has a $3,000,000 revolving line of credit with a maturity date of March 29, 2003. The line of credit is secured by all of the Company's assets. The facility contains certain financial covenants. The Company was in compliance with all financial covenants as of June 30, 2002. The interest rate on the revolving line of credit is an adjustable rate of prime, which was 4.75% as of June 30, 2002, plus 1.25%. In December 2001, the Company drew $2,500,000 from the revolving line. The entire $2,500,000 draw was subsequently repaid in January 2002. In March 2002, the Company drew $3,000,000 from the revolving line. The entire $3,000,000 was repaid in April 2002. In June 2002, the Company drew $2,938,000 from the revolving line, which remained outstanding at June 30, 2002. The entire $2,938,000 draw was repaid in July 2002.

Capital Lease Obligations

As of June 30, 2002, the Company had leased $3,281,373 of equipment in connection with two sale-leaseback arrangements with a bank. The Company may lease an additional $462,684 of equipment under the second arrangement. At the end of the 36-month lease terms of each arrangement, which end at various dates between July 2003 and April 2005, the Company will purchase the equipment leased under these arrangements for a total of approximately $276,000. The leases have been treated as capital leases for accounting purposes. The weighted average interest rate of borrowings under the capital lease agreements was 12% as of June 30, 2002. The net book value of leased equipment as of June 30, 2002, was $1,861,901.

The following is a schedule by year of future minimum capital lease payments, together with the present value of the net minimum lease payments as of June 30, 2002:

Year ending December 31,
2002	$ 622,954
2003	1,096,037
2004	352,661
2005	73,442
_________
Total minimum lease payments	2,145,094
Less: Amount representing interest	(222,779)
_________
Present value of future minimum lease payments	1,922,315
Current portion of capital lease obligations	1,189,012
_________
Long-term capital lease obligations	$ 733,303
========

8. Related Party Transactions

On June 23, 2000, the Company received a $271,000 secured promissory note from a former executive officer of the Company. The note was a full recourse note and was secured by the common stock of the Company owned by the former executive officer. The note was originally due on December 31, 2000. Interest accrued on the note through December 31, 2000 was paid during the first quarter of 2001. The note was extended until April 30, 2002 and began to bear interest at 9% per annum as of April 1, 2001. The principal, together with accrued but unpaid interest due on the outstanding unpaid balance, was payable in monthly installments through April 30, 2002. In January 2002, the Company purchased 15,801 of the pledged shares of the Company's common stock from the former executive officer for $3.00 per share, or $47,403, in lieu of cash payment on the note. These shares of common stock were immediately retired and are no longer outstanding. In April 2002, the Company purchased 23,615 of the pledged shares of the Company's common stock from the former executive officer for $3.01 per share, or $71,080, in lieu of cash payment and in full and final satisfaction of the note. These shares of common stock were retired in May 2002 and are no longer outstanding.

9. Legal Matters

The Company is exposed to asserted and unasserted legal claims encountered in the normal course of business. Management believes that the ultimate resolution of any such matters will not have a material adverse effect on the operating results or the financial position of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this Section and elsewhere in this report are forward-looking in nature and relate to trends and events that may affect the Company's future financial position and operating results. Such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. You can identify these forward-looking statements when you see us using words such as "expect," "anticipate," "estimate," "plan," "believe" and other similar expressions. These statements speak only as of the date of this report. These statements are based on current expectations about our Company and our industry and involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors, including changes in economic conditions in the markets served by the Company, increasing competition, and other unanticipated events and conditions, as well as the factors described in the Company's other SEC filings. These forward-looking statements should also be read in conjunction with certain risk factors in our Form 10-K for the year ended December 31, 2001 and other filings we have made with the SEC. We undertake no obligation to publicly update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Overview

eCollege is a leading provider of technology and services that enable colleges, universities, K-12 schools, and corporations to offer an online environment for distance and on-campus learning. Our technology enables our customers to reach a large number of students who wish to take online courses at convenient times and locations. Our customers can also use our technology to supplement their on-campus courses with an online learning environment. Additionally, we offer services to assist in the development of online programs, including online course and campus design, development, management and hosting, as well as ongoing administration, faculty, instructor and student support, training, evaluation and consulting services.

We were founded and began delivering our products and services in 1996. As of June 30, 2002, we have 267 customer contracts covering approximately 1,500 individual campuses. Since our inception, our customers have had approximately 467,000 student enrollments in online courses or course supplements and have purchased or ordered more than 16,000 unique online courses and course supplements, of which approximately 4,400 included course development services. For the Spring 2002 academic term, which lasted from January 1, 2002 until May 15, 2002, our customers had more than 89,000 student enrollments in online courses and approximately 38,000 student enrollments in our lower priced course supplements. For the Summer 2002 academic term, which lasts from May 16, 2002 through August 15, 2002, we estimate that our customers will have more than 51,000 student enrollments in online courses and approximately 15,000 student enrollments in our lower priced course supplements.

We have invested in our service capabilities by expanding our infrastructure to accommodate our current and future customer volumes. Our expenditures have exceeded our revenues since our inception and our accumulated losses have increased as a result of our growth strategy. Any future increases in our cost of revenue should be significantly less than any increases in our revenue. We expect to see gross profits improve as revenue from student fees increase and we utilize existing capacity in our data center. We expect our operating expenses to decrease as a percentage of revenue in the future, as we utilize our current resources to support anticipated revenue growth.

eCollege International, Inc.

On June 5, 2002 eCollege International, Inc. agreed to provide services in the value of $25,000 as an initial 25% capital contribution in the formation of Knowledge Access FZ-LLC (the "Joint Venture"), a free zone limited liability company incorporated in Dubai Internet City, Dubai, United Arab Emirates. An unrelated company agreed to contribute $75,000 of cash as its initial capital contribution to the Joint Venture, representing a 75% equity interest. eCollege International, Inc. is represented on the Joint Venture's Board of Directors by two of five appointed Directors. Not later than December 31, 2002, the Joint Venture's Board shall agree upon any increased capitalization of the Joint Venture. Any increase in the Joint Venture's capital shall be implemented through additional contributions in the ratio of 25% to 75%, with eCollege International, Inc.'s 25% contribution being in the form of a license agreement of eCollege's software, and accordingly, eCollege International, Inc. will not be required to make any future cash contributions. In addition to eCollege International, Inc.'s equity interest in the Joint Venture, eCollege International, Inc. may earn revenue as a third-party service provider to the Joint Venture. Any revenue earned from the Joint Venture is not expected to be material during the remainder of 2002.

Revenue

Since inception, we have primarily generated revenue from three sources:

  enrollment fees for students enrolled in online courses;

  design and development, licensing and hosting services fees for online campuses; and

  design and development services fees to build online courses.

Our other revenue sources have primarily been professional consulting and research grant activities.

The success of our business model is based upon a number of factors, including increasing the acceptance of online learning among colleges, universities, K-12 schools and corporations, adding new customers, adding new schools and programs within existing customers, developing additional courses for our existing customers, increasing student enrollment in online courses, and selling new products and services to our clients. From our inception through December 31, 1998, the majority of our revenue was generated by development and design services fees for building campuses and courses, and, to a lesser extent, student fees. Campus and course development revenue continued to grow in 1999, 2000 and 2001, however student fees have become a larger percentage of total revenue as the number of online courses offered by our customers and the number of students enrolled in those courses continue to increase at an even greater pace. We expect this trend in our revenue mix to continue. Further, during 2002 we have seen our campus and course development fees decline as our customers develop more courses on their own using our proprietary tools. While this has negatively impacted course development revenue, it has positively impacted the higher margin student fee revenue due to the availability of more online courses on the eCollege system. As our pricing and product mix change, and as our customers' online programs grow and mature, we anticipate that student enrollments will increase, with resulting increases in student fee revenue. However, due to volume discounts that we offer and competitive pricing in our industry, the increases in student fee revenue will likely not be directly proportional to the anticipated increases in student enrollments.

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

In October 1998, the Company was awarded a grant of approximately $1,859,000 by the National Institute of Standards and Technology, or NIST, a department of the U.S. Department of Commerce. This revenue was recognized as the work was performed by the Company or its subcontractors. The Company was entitled to receive payments under the grant as research related to automated course content creation and organization, and tutoring delivery systems were performed. Maximum payments under the grant which expired in January 2002 were approximately $1,859,000. The Company was granted an extension until April 2002 to complete the necessary documentation of its research.

Through June 30, 2002, we had applied for payments totaling $1,859,037 under the NIST grant and had received $1,812,850. We have recognized $1,753,834 of revenue relating to the NIST grant since its inception. We believe we performed our work in accordance with the terms of the NIST grantand will receive all the payments we have requested to be reimbursed for under the NIST grant.

Revenue Recognition

Revenue recognition is a critical accounting policy for our business. Student fees are recognized on a straight-line basis over each course's specific academic term or over the length of the student technology license purchased by the customer, depending upon contract terms. Campus license and hosting fees, including the set-up, design, development and maintenance of a customer's campus, are recognized on a straight-line basis from the campus launch date through the end of the contract period or the expected life of the customer relationship, whichever is greater. The average recognition period for these license and hosting fees is slightly less than three years. Course development fees are recognized on a straight-line basis over the approximate period over which our services are provided and our obligation to the customer fulfilled. During 2001 and prior periods, this performance period was estimated to be twelve months from the date the course is ordered by the customer. Effective January 1, 2002, we began to recognize such fees over a nine-month recognition period, based upon changes to our experience in providing such services. We believe that this change more accurately reflects the period over which the services are delivered. As a result of this change, our course development revenue for the three months ended June 30, 2002, was approximately $34,000 lower than it would have been had we continued to recognize such fees over a twelve-month period. For the six months ended June 30, 2002 our course development revenue was approximately $210,000 higher than it would have been had we continued to recognize such fees over a twelve-month period. For course development services initiated but not yet completed as of the date of the change, the Company is recognizing the remaining deferred revenue balance as of January 1, 2002 over the remaining estimated service period, based upon the revised nine-month estimate. The period over which we perform the services and therefore recognize the revenue may change in the future as our actual experience in completing development obligations continues to evolve. Changes in our contract terms and expected contract life may also affect the period over which development fees are recognized in the future.

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

Sales commissions are recorded as revenue is recognized, but are paid only after we have received an initial payment from the customer. Sales representatives also receive additional commissions for achieving significant goals such as signing large customers and increasing program offerings within current customers.

Software development costs is also a critical accounting policy for our business. On April 1, 2000 we started to capitalize software development costs related to our CampusPortal product as required by AICPA's Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." As of March 31, 2001, we had capitalized $3,763,507 of costs related to development of this product. In April 2001, the software was determined to be ready for its intended use and accordingly, $1,568,128 of accumulated amortization has been recorded as of June 30, 2002, including $313,626 of expense for both the three months ended June 30, 2002 and 2001. Amortization expense for the six months ended June 30, 2002 and 2001 were $627,251 and $313,626, respectively.

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

We expect that our cost of revenue will continue to decline in the future as a percentage of revenue. We anticipate experiencing this decline as we achieve operating efficiencies, because many of our costs do not increase in direct proportion to our revenue. Specifically we will experience this decline as our revenue mix changes to be more heavily weighted towards student and license fees, which have a lower cost than revenue derived from our other service offerings.

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

Funds granted consist of both educational support funds and marketing funds. To date, we have granted approximately $7.5 million, which consists of $5.8 million in educational support funds and $1.7 million in marketing funds. Pursuant to the terms of the grants, funds are paid to the grant recipients after they have provided evidence of payment for appropriate expenditures to third parties. Customer expenditures for our services are not reimbursable under terms of the grants.

Educational support funds consist of faculty stipends to encourage the generation of re-usable digital course content, hardware technology, and travel funds, and are considered contract costs. If contract costs, including direct and indirect costs to perform the Company's obligations under the contract as well as the appropriate educational support funds, are in excess of the revenue guaranteed under the related agreement, such excess is expensed in the quarter in which the excess is first identified. We recognized such a loss of $2.4 million in 1999 based upon total anticipated grant expenses of approximately $7.5 million versus guaranteed revenue of approximately $5.1 million. This contract loss was recorded as a component of cost of revenue in 1999. As we recognize course development revenue under the grant recipients' contracts and recognize the cost of educational support funds and other contract costs, the contract loss accrual is reduced such that the gross margin related to this revenue is zero. We recorded $13,179 and $713,477 of costs related to educational support funds, before any reduction of the contract loss accrual, in the three months ended June 30, 2002 and 2001, respectively. For the six months ended June 30, 2002 and 2001, recorded costs associated with the educational support funds prior to any reduction of the contract loss accrual was $208,422 and $1,508,681, respectively. The reduction of the contract loss accrual, as reflected as a reduction of the cost of revenue, was $31,489 and $387,015 for the three months ended June 30, 2002 and 2001, respectively, and $155,394 and $827,066 for the six months ended June 30, 2002 and 2001, respectively. The combined effect on cost of revenue of the accrued grant costs less the reversal of the contract loss accrual was a net reduction of expenses of $18,310 for the three months ended June 30, 2002 and a net expense of $326,462 for the same period in 2001. For the six months ended June 30, 2002 and 2001, the resulting net expense included in cost of revenue was $53,028 and $681,615, respectively.

Marketing funds are reimbursed to customers based on demonstration of payment to third parties for approved marketing activities which promote their online programs. These expenses are recorded as marketing expenses in the consolidated statement of operations when it is estimated they are incurred by customers.

Since the Grant Program's inception, grant payments have totaled $4.5 million for reimbursements of educational support funds and $1.2 million for reimbursements of marketing funds. The estimated remaining disbursements under the Grant Program for reimbursed educational support and marketing funds are $1.2 million and $500,000, respectively, at June 30, 2002 and are expected to be paid during 2002. Management evaluates these grants for compliance. It is possible that there may be individual grants that do not require the Company to reimburse the full grant award, and thus a portion of the accrued expenses may be reversed and the related liability reduced in future reporting periods.

Stock-Based Compensation

We account for our employee stock option plans and other employee stock-based compensation arrangements in accordance with the provisions APB Opinion No. 25 and related interpretations. We account for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and related interpretations. This is a critical accounting policy. The FASB is currently reconsidering the generally accepted accounting principles for stock-based compensation arrangements and may adopt new standards that may have a material impact on our financial statements.

As of April 23, 2002, the Company entered into an employment agreement with Mr. Oakleigh Thorne, our Chief Executive Officer. As part of the agreement, in lieu of an annual salary, on April 23, 2002, Mr. Thorne was granted an option to purchase up to 101,156 shares of common stock at an exercise price of $4.49 per share, the closing price of the Company's common stock on that grant date. This option vests monthly in twelve equal installments beginning January 1, 2002. In addition, on April 23, 2002, Mr. Thorne was granted an additional option to purchase up to 101,156 shares of common stock at an exercise price of $4.49 per share. This option vests, if at all, partially on June 30, 2002, and on December 31, 2002, based on the Company meeting the targets in our corporate bonus plan for 2002. As of June 30, 2002, this second option vested with respect to 20,231 shares as a result of the Company meeting interim targets in our corporate bonus plan. Any options which do not vest pursuant to the corporate bonus plan for 2002 will be forfeited. All unvested options will vest fully upon a change of control of the Company.

No compensation expense was recorded upon the issuance of the options due to the fact that the grant price was equal to the exercise price on the date of the grant. However, the second option is subject to variable accounting due to its performance-based terms. As a result, we are required to re-measure compensation expense at each reporting date until each portion of the option vests. Since the closing price of the Company's common stock on June 30, 2002, the date on which the first portion of the options vested and the reporting date for the remaining unvested options, was less than the exercise price of $4.49, we did not record any stock-based compensation expense during the three months ended June 30, 2002. However, the unvested portion of the option for 80,925 shares continues to be subject to variable accounting treatment, and therefore the Company may be subject to stock-based compensation expense during the remaining reporting periods of 2002 if the price of the Company's common stock is greater than the exercise price of $4.49 and the option appears likely to be earned as of each reporting date.

Results Of Continuing Operations

We have incurred significant losses since our inception, resulting in an accumulated deficit of $76,868,691 as of June 30, 2002. We believe that our revenue growth will continue in the remainder of the year 2002, primarily based upon growth in student fees. At the same time we intend to continue to make investments in technology which may involve the development, acquisition or licensing of technologies that complement or augment our existing services and technologies. Our selling and marketing expense should decrease slightly in the remainder of 2002 as a result of our focused strategy and the timing of the higher education selling season. We also intend to utilize our existing administrative resources and operating efficiencies to continue to support our business at slightly lower costs. We expect our earnings before interest, taxes, depreciation, and amortization of capitalized software costs and stock-based compensation to be positive for the remainder of the year ended December 31, 2002 and plan to realize operating profits in 2003, although there can be no guarantee thereof.

Three Months Ended June 30, 2002 and 2001

Overview. Results in the three months ended June 30, 2002 compared to the three months ended June 30, 2001, demonstrated a 24% increase in revenue, and a 15% reduction in total expense, with reductions in cost of goods sold, sales and marketing and general and administrative expenses. The increase in revenue was primarily driven by an increase in student enrollments in online courses. Expense reductions were achieved primarily by better utilization of the Company's fixed assets and its personnel and cost reductions in other areas. The increase in revenue and reductions in expenses resulted in a $2,256,409 decrease in our net loss. We expect that revenue will continue to grow faster than expenses, resulting in further improvements in our results of continuing operations.

Revenue. Revenue increased 24% to $5,756,439 for the three months ended June 30, 2002 from $4,625,071 for the three months ended June 30, 2001. The increase in revenue is primarily due to an approximate 51% increase in the number of student enrollments in online courses begun in the Spring academic term, which ran from January 1, 2002 through May 15, 2002 and an approximate 70% increase in the number of student enrollments in online courses begun in the Summer academic term, which runs from May 16, 2002 through August 15, 2002 compared to the same academic terms in 2001. Student fees from eCourse and eCompanion enrollments increased 39% and represented $4,483,370 and $3,219,703 of total revenue for the three months ended June 30, 2002 and 2001, respectively. Campus and course fees represented $784,157 and $1,164,514 of total revenue, respectively, for these same periods, reflecting the fact that more customers are self-developing their online courses. NIST grant revenue decreased to $4,574 from $167,073 for the three months ended June 30, 2002 and 2001, respectively, due to the expiration of our grant in 2002. Other revenue includes professional consulting revenue of $351,089 and $65,157, respectively, for these same periods.

Cost of Revenue. Cost of revenue decreased to $2,883,013 for the three months ended June 30, 2002 from $3,413,398 for the three months ended June 30, 2001. Our cost of revenue decreased primarily due to a reduction of expenses related to our Grant Program, reduced personnel costs for our operations and account management groups and lower employee recruitment costs. Based on results of the Grant Program, there was a net reduction of expenses of $18,310 included in cost of revenue for the three months ended June 30, 2002 compared to net expenses of $326,462 for the same period in 2001. Our personnel in the operations and account management areas decreased to 94 in June 2002 from 116 in June 2001 as we were able to improve on our operating efficiencies of our course development services while also concluding our NIST research program.

Gross Profit. We experienced a gross profit of $2,873,426 for the three months ended June 30, 2002 as compared to a gross profit of $1,211,673 for the three months ended June 30, 2001. The favorable increase of $1,661,753 in gross profit was primarily due to the increase in our student fees, which have a higher contribution margin than most of our other revenue sources, improved utilization of our professional services staff as we continue to improve the technology and business processes used to develop campuses and courses for our customers, and realization of operating leverage on our fixed expenses as our revenue increased.

Product Development. Product development expenses of $1,386,214 for the three months ended June 30, 2002 were consistent with the $1,362,740 expensed during the three months ended June 30, 2001. As we continue to internally design and develop enhanced features for our eCollege AU platform and other product offerings, our personnel cost in the development group have increased. The increase was partially offset by a decrease of $118,718 in external consulting costs incurred during the quarter ended June 30, 2002 as compared with the same period in 2001. Staffing levels of our product development personnel remained consistent at 53 and 52 as of June 30, 2002 and 2001, respectively.

Selling and Marketing. Selling and marketing expenses decreased to $1,436,588 for the three months ended June 30, 2002 from $1,906,663 for the three months ended June 30, 2001. The decrease was due to decreases in direct mail and trade conference expenses of $177,032, which were somewhat offset by increased promotions and advertising cost of $114,275, as we focus on more activities directed at key decision makers within our target market. We also had a decrease in marketing personnel costs, as we are staffed with 8 marketing-related employees as of June 30, 2002, down from 14 such employees as of June 30, 2001. Marketing expenses associated with the Grant Program for the three months ended June 30, 2002 were $65,419 less than those in the same period last year. Our outside consulting expenses related to sales and marketing activities were lower by $130,250, while depreciation associated with these groups decreased $52,101 from the same period last year. We had 26 employees in our sales department at June 30, 2002 and 33 at June 30, 2001.

General and Administrative. General and administrative expenses decreased to $1,585,460 for the three months ended June 30, 2002 from $1,941,462 for the three months ended June 30, 2001. The decrease was primarily due to a decrease in executive and other administrative personnel costs. Other cost savings in our administrative departments have outweighed slight increases in corporate insurance costs. The number of general and administrative personnel as of June 30, 2002 was 35 as compared to 45 as of June 30, 2001.

Since inception, we have incurred aggregate deferred compensation of $4,452,702 in connection with the grant of options and restricted common stock to employees, officers, directors and former executives. The deferred charge is being amortized over the vesting period of such options or restricted stock, which ranges from 1 to 3 years. During the three months ended June 30, 2002 and 2001, we recorded compensation expense of $49,475 and $181,611, respectively. The majority of compensation expense related to such options is included in general and administrative expense. However, a portion of such compensation expense has been allocated to cost of revenue, selling and marketing expense and product development expense as appropriate.

Pursuant to APB Opinion No. 25, no compensation expense has been recorded related to the option granted to our Chief Executive Officer to purchase up to 101,156 shares of common stock in lieu of an annual salary. Furthermore, no stock-based compensation expense was recorded during the three months ended June 30, 2002 related to the second option granted to our Chief Executive Officer that vests based on our meeting corporate bonus targets.

Other Income (Expense). Interest and other income, which consists primarily of interest earnings on our cash and cash equivalents and short-term investments, decreased to $48,101 for the three months ended June 30, 2002, from $268,830 for the three months ended June 30, 2001. This decrease is primarily due to a decrease in cash invested in interest bearing securities as a result of the use of such cash in our operations. Interest expense, primarily related to our capital lease lines of credit and borrowings on our revolving line of credit, was $67,843 and $65,190 for the quarters ending June 30, 2002 and 2001, respectively.

Net Loss. Our net loss decreased to $1,554,578, or $0.10 per share, from $3,810,987, or $0.24 per share, for the three months ended June 30, 2002 and 2001, respectively.

Six Months Ended June 30, 2002 and 2001

Revenue. Revenue increased 29% to $11,360,935 for the six months ended June 30, 2002 from $8,840,194 for the six months ended June 30, 2001. The increase in revenue is primarily due to an approximate 59% increase in the number of student enrollments in online courses begun in the Spring and Summer academic terms compared to the same academic terms in 2001. Student fees from eCourse and eCompanion enrollments increased 45% and represented $8,636,899 and $5,973,296 of total revenue for the six months ended June 30, 2002 and 2001, respectively. Campus and course fees represented $1,876,380 and $2,196,102 of total revenue, respectively, for these same periods, reflecting the fact that more customers are self-developing their online courses. NIST grant revenue decreased to $95,203 from $359,442 for the six months ended June 30, 2002 and 2001, respectively, due to the expiration of our grant in 2002. Other revenue includes professional consulting revenue of $552,055 and $188,645, respectively, for these same periods.

Cost of Revenue. Cost of revenue decreased to $5,981,942 for the six months ended June 30, 2002 from $7,196,297 for the six months ended June 30, 2001. Our cost of revenue decreased primarily due to a reduction of expenses related to our Grant Program, reduced personnel costs for our operations and account management groups and reduced outside consulting expenses. Direct expenses associated with the Grant Program were $53,028 and $681,615 for the six months ended June 30, 2002 and 2001, respectively. Our average number of personnel in the operations and account management areas decreased to 102 in the six months ended June 30, 2002 from 139 in the same period in 2001, as we were able to improve on our operating efficiencies of our course development, help desk and consulting services while also concluding our NIST research program. Amortization expense related to our capitalized software costs for the six months ended June 30, 2002 and 2001 was $627,251 and $313,626, respectively.

Gross Profit. We experienced a gross profit of $5,378,993 for the six months ended June 30, 2002 as compared to a gross profit of $1,643,897 for the six months ended June 30, 2001. The favorable increase of $3,735,096 in gross profit was primarily due to the increase in our student fees, which have a higher contribution margin than most of our other revenue sources, improved utilization of our professional services staff as we continue to improve the technology and business processes used to develop campuses and courses for our customers, and realization of operating leverage on our fixed expenses as our revenue increased.

Product Development. Product development expenses of $2,741,526 for the six months ended June 30, 2002 were consistent with the $2,731,276 expenses incurred for the six months ended June 30, 2001. As we continue to internally design and develop enhanced features for our eCollege AU platform and other product offerings, our personnel cost in the development group have increased. However, the increase in personnel costs was partially offset by a decrease of $336,131 in external consulting costs incurred during the six months ended June 30, 2002 as compared with the same period in 2001.

Selling and Marketing. Selling and marketing expenses decreased to $2,915,565 for the six months ended June 30, 2002 from $4,260,591 for the six months ended June 30, 2001. The decrease was due to decreases in direct mail and trade conference expenses of $488,062, which were somewhat offset by increased promotion costs of $62,339, as we focus on more activities directed at key decision makers within our target market. Our marketing personnel costs decreased, as we were staffed with an average of 10 marketing-related employees during the six months ended June 30, 2002, down from an average of 18 such employees in 2001.We also had a decrease in outside consulting services of $296,015, while depreciation expense associated with these groups decreased $94,919 from the same period last year. Marketing expenses associated with the Grant Program for the six months ended June 30, 2002 were $120,819 less than those in the same period last year.

General and Administrative. General and administrative expenses decreased to $3,082,071 for the six months ended June 30, 2002 from $3,775,677 for the six months ended June 30, 2001. The decrease was primarily due to a decrease in executive compensation and severance and amortization of deferred compensation, as well as other cost savings due to improved efficiencies. Amortization of deferred compensation decreased by $233,818 to $128,304 in the six months ended June 30, 2002 from $362,122 in 2001. Other administrative cost savings have outweighed slight increases in corporate insurance and building occupancy costs.

Other Income (Expense). Interest and other income, which consists primarily of interest earnings on our cash and cash equivalents and short-term investments, decreased to $107,217 for the six months ended June 30, 2002, from $544,326 for the six months ended June 30, 2001. This decrease is primarily due to a decrease in cash invested in interest bearing securities as a result of the use of such cash in our operations. Interest expense, primarily related to our capital lease lines of credit and borrowings on our revolving line of credit, was $130,341 and $137,544 for the six months ended June 30, 2002 and 2001, respectively.

Net Loss. Our net loss decreased to $3,383,293, or $0.21 per share, from $8,732,300, or $0.54 per share, for the six months ended June 30, 2002 and 2001, respectively.

Liquidity and Capital Resources

The Company's cash and cash equivalents decreased $2,303,168 from $16,625,705 at December 31, 2001, to $14,322,537 at June 30, 2002. The decrease from December 31, 2001 was primarily due to cash used in operating activities of $2,065,747 and investments in fixed assets of $958,937 offset by cash provided by financing activities of $721,516, including a net increase on our outstanding line of credit of $438,000.

We have financed the majority of our operations through the issuance of equity securities. We have sold common stock and preferred stock generating aggregate proceeds of $85,256,261 from inception through June 30, 2002, including our initial public offering. We used the net proceeds from our equity financings for funding capital expenditures and supporting sales, marketing, product development activities, expanding our data center, investing in short-term marketable securities with maturities of one year or less, enhancing new accounting and financial information systems and for other expenses associated with our growth.

We have leased $2,244,057 of equipment under a $2,500,000 sale-leaseback agreement entered into in the second quarter of 2000. At the end of the initial 36-month lease term, we will purchase the equipment for 8.5% of the amount drawn. We have leased $1,037,316 of equipment under a $1,500,000 sale-leaseback agreement entered into in the second quarter of 2001, and therefore have $462,684 available under the second agreement. At the end of the initial 36-month lease term, we will purchase the equipment for 8.25% of the amount drawn. The lease agreements contain certain financial covenants. These leases are treated as capital leases for accounting purposes. The weighted average interest rate of borrowings under the capital lease agreements was 12% as of June 30, 2002.

We have a $3,000,000 revolving line of credit with a maturity date of March 29, 2003. The facility is secured by all of our assets. The facility contains covenants limiting our ability to obtain additional debt financing and to enter into mergers and acquisitions and certain other financial covenants. The interest rate on the revolving line of credit is an adjustable rate of prime, which was 4.75% as of June 30, 2002, plus 1.25%. In December 2001, the Company drew $2,500,000 from the revolving line. The entire $2,500,000 draw was subsequently repaid in January 2002. In March 2002, the Company drew $3,000,000 from the revolving line. The entire $3,000,000 was repaid in April 2002. In June 2002, the Company drew $2,938,000 from the revolving line, which remained outstanding at June 30, 2002. The entire $2,938,000 draw was repaid in July 2002.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position, operating results or cash flows due to adverse changes in financial market prices and rates. The Company is, or may become, exposed to market risk in the areas of changes in United States interest rates and changes in foreign currency exchange rates as measured against the United States dollar. These exposures are directly related to our normal operating and funding activities. Historically and as of June 30, 2002, we have not used derivative instruments or engaged in hedging activities.

Additionally, the Company does not have significant exposure to changing interest rates on invested cash, which was $13,347,026 at June 30, 2002. Historically we have invested available cash in money market accounts, certificates of deposit and investment grade commercial paper that generally had maturities of three months or less, as well as debt securities of United States government agencies and corporate bonds. Our short-term investment portfolio is managed on a discretionary basis by a third party, subject to our investment policy. The Company's investment policy requires that its investment portfolio be limited to investment securities of less than one year in maturity. Furthermore, as a result of a change in the Company's investment policy during the third quarter of 2001 to limit risk exposure, all of our invested cash is in money market accounts as of June 30, 2002. As a result, the interest rate market risk implicit in these investments at June 30, 2002, is low. However, factors influencing the financial condition of securities issuers may impact their ability meet their financial obligations and could impact the realizability of our securities portfolio. The Company has not undertaken any other interest rate market risk management activities.

A hypothetical ten percent change in market interest rates over the next year would not have a material effect on the fair value of the Company's debt instruments or its cash equivalents, nor would it materially impact the Company's earnings or cash flow associated with the Company's cash investments. Although the Company's revolving line of credit bears interest at an adjustable rate of prime plus 1.25%, a hypothetical ten percent change in the market rates as of June 30, 2002 would not have a material effect on the Company's earnings and cash flows in 2002, as the entire borrowings outstanding at December 31, 2001, March 31 and June 30, 2002 were repaid on January 2, 2002, April 1, 2002 and July 1, 2002, respectively.  During the remainder of 2002 we anticipate drawing on our line of credit only for short-term periods.

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

The net offering proceeds to the Company were $56,265,000, of which $5,115,000 related to the exercise of 500,000 shares of the underwriters' over-allotment option on January 13, 2000. As of June 30, 2002, we have used approximately: $2,050,000 to repay bank debt; $37,749,000 to fund operations and provide working capital; and $6,899,000 to purchase computer equipment, software, furniture and fixtures. None of the net proceeds of the offering were paid directly or indirectly to any of our directors, officers, general partners or their associates, or persons owning 10% or more of any class of our equity securities. We expect to use the remainder of the proceeds for working capital and general corporate purposes.

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

Exhibit Number	Description
_________	_____________________________________
10.32	Employment Agreement dated as of April 23, 2002 between the Company and Oakleigh Thorne.
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
________

(b) The Company did not file any reports on Form 8-K during the three months ended June 30, 2002. The Company filed a report on Form 8-K on July 1, 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in Denver, Colorado, on this 14th day of August, 2002.

eCollege.com
/s/ Oakleigh Thorne
Name: Oakleigh Thorne
Title: Chief Executive Officer and Chairman of the Board of Directors
(principal executive officer)

/s/ Douglas H. Kelsall
Name: Douglas H. Kelsall
Title: Executive Vice President, Chief Financial Officer, Treasurer and Secretary
(principal financial officer)

/s/ Ward R. Huseth
Name: Ward R. Huseth, C.P.A.
Title: Chief Accounting Officer