Form 10-Q
period 2002-09-30
ECOLLEGE COM
filed 2002-11-13
CIK 1085653

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ________________________

Commission file number 000-28393

eCollege.com
(Exact name of registrant as specified in its charter)

Delaware	84-1351729
______________________________________________________	___________________________________________
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)
4900 South Monaco Street, Denver, Colorado	80237
______________________________________________________	___________________________________________
(Address of principal executive offices)	(Zip Code)

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

[X] Yes [ ] No

The number of shares outstanding of the Registrant's Common Stock, $.01 par value, as of November 5, 2002 was 16,423,157.

eCollege.com

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

eCollege.com

CONSOLIDATED BALANCE SHEETS

	September 30, 2002	December 31, 2001
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 13,107,184	$ 16,625,705
Accounts receivable, net of allowance of $166,217 and $172,845, respectively	4,539,806	2,026,428
Accrued revenue receivable	411,800	311,822
Notes receivable - related party	-	117,430
Other current assets	526,018	568,896
	__________	__________
Total current assets	18,584,808	19,650,281
NON-CURRENT ASSETS:
Property and equipment, net	3,705,301	4,301,271
Software development costs, net	1,881,753	2,822,630
Other assets	342,500	465,800
	__________	__________
Total non-current assets	5,929,554	7,589,701
	__________	__________
TOTAL ASSETS	$ 24,514,362	$ 27,239,982
	==========	==========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Line of credit	$ 2,938,000	$ 2,500,000
Accounts payable	503,220	865,214
Grant liabilities	797,955	2,615,987
Other accrued liabilities	2,059,171	1,370,453
Capital lease obligations	1,262,479	847,047
Deferred revenue	4,570,963	2,774,359
	__________	__________
Total current liabilities	12,131,788	10,973,060
LONG-TERM LIABILITIES:
Capital lease obligations	686,207	945,504
Deferred revenue	97,578	323,528
Other liabilities	684,069	-
	__________	__________
Total long-term liabilities	1,467,854	1,269,032
	__________	__________
TOTAL LIABILITIES	13,599,642	12,242,092

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, no par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.01 par value; 50,000,000 shares authorized; 16,375,368 and 16,345,372 shares, respectively, issued and outstanding	163,754	163,454
Additional paid-in capital	84,968,212	84,886,438
Warrants and options for common stock	3,638,010	3,657,333
Deferred compensation	(90,498)	(223,937)
Accumulated deficit	(77,764,758)	(73,485,398)
	__________	__________
TOTAL STOCKHOLDERS' EQUITY	10,914,720	14,997,890
	__________	__________
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 24,514,362	$ 27,239,982
	==========	==========
The accompanying notes to the condensed consolidated financial statements are an integral part of these balance sheets.

 eCollege.com

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2002	2001	2002	2001
	(Unaudited)		(Unaudited)
REVENUE:
Student fees	$ 4,579,339	$ 3,439,579	$ 13,216,238	$ 9,412,875
Campus and course	1,096,984	1,341,551	2,973,364	3,537,652
Other revenue	402,543	672,262	1,250,199	1,343,059
	___________	___________	___________	___________
Total revenue	6,078,866	5,453,392	17,439,801	14,293,586

COST OF REVENUE	2,601,211	3,474,535	8,583,152	10,670,832
	___________	___________	___________	___________
Gross profit	3,477,655	1,978,857	8,856,649	3,622,754

OPERATING EXPENSES:
Product development	1,534,407	1,067,609	4,275,933	3,798,884
Selling and marketing	1,258,579	1,484,547	4,174,144	5,745,138
General and administrative	1,560,329	1,741,179	4,642,401	5,516,856
	___________	___________	___________	___________
Total operating expenses	4,353,315	4,293,335	13,092,478	15,060,878
	___________	___________	___________	___________
LOSS FROM OPERATIONS	(875,660)	(2,314,478)	(4,235,829)	(11,438,124)
OTHER INCOME (EXPENSE):
Interest and other income	38,172	163,277	145,389	707,601
Interest expense	(58,579)	(68,318)	(188,920)	(205,862)
Other expense	-	(136,015)	-	(151,449)
	___________	___________	___________	___________
NET LOSS	$ (896,067)	$ (2,355,534)	$ (4,279,360)	$ (11,087,834)
	==========	==========	==========	==========
BASIC AND DILUTED NET LOSS PER SHARE	$ (0.05)	$ (0.15)	$ (0.26)	$ (0.68)
	==========	==========	==========	==========
WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	16,340,805	16,238,198	16,312,108	16,197,081
	==========	==========	==========	==========
COMPREHENSIVE LOSS:
Net loss	$ (896,067)	$ (2,355,534)	$ (4,279,360)	$ (11,087,834)
Other comprehensive loss:
Change in unrealized gain/loss on available-for-sale securities	-	329,779	-	7,549
	___________	___________	___________	___________
COMPREHENSIVE LOSS	$ (896,067)	$ (2,025,755)	$ (4,279,360)	$ (11,080,285)
	==========	==========	==========	==========
The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

eCollege.com

CONSOLIDATED STATEMENTS OF CASHFLOWS

	For the Nine Months Ended
	September 30,
	2002	2001
	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (4,279,360)	$ (11,087,834)
Adjustments to reconcile net loss to net cash used in operating activities-
Depreciation	2,508,658	2,623,846
Loss on disposition of assets	76,833	-
Amortization of capitalized internal-use software development costs	940,877	627,251
Provision for doubtful accounts	-	100,000
Amortization of deferred compensation	140,630	586,966
Change in-
Accounts receivable and accrued revenue receivable	(2,612,615)	(834,385)
Other current assets	42,878	316,390
Other assets	123,300	123,301
Accounts payable and accrued liabilities	326,724	(2,788,187)
Grant liabilities	(1,818,032)	(1,151,824)
Deferred revenue	1,570,654	136,968
Other liabilities	129,512	(5,112)
	___________	___________
Net cash used in operating activities	(2,849,941)	(11,352,620)
	___________	___________
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,443,533)	(629,746)
Proceeds from sales of property and equipment	8,569	-
Purchases of marketable securities	-	(5,998,788)
Proceeds from sales of marketable securities	-	22,129,036
Payments received on notes receivable from related party	-	61,370
Capitalized internal-use software development costs	-	(622,395)
	___________	___________
Net cash (used in) provided by investing activities	(1,434,964)	14,939,477
	___________	___________
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	172,248	241,505
Proceeds from sale-leaseback transactions	864,785	455,432
Payments on lease line of credit	(708,649)	(485,752)
Proceeds from line of credit	8,876,000	4,860,050
Payments on line of credit	(8,438,000)	(4,360,050)
	___________	___________
Net cash provided by financing activities	766,384	711,185
	___________	___________
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(3,518,521)	4,298,042
CASH AND CASH EQUIVALENTS, beginning of period	16,625,705	12,292,162
	___________	___________
CASH AND CASH EQUIVALENTS, end of period	$ 13,107,184	$ 16,590,240
	=========	=========

SCHEDULE OF NONCASH ACTIVITIES:
Financed software purchases	$ 554,557	$ -
	=========	=========
The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

eCollege.com

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Nature of Business

Company History

eCollege.com (formerly Real Education, Inc. and Real Information Systems, Inc.) was organized and incorporated in the state of Colorado on July 26, 1996. Real Education, Inc. reincorporated as eCollege.com in the state of Delaware on June 22, 1999. eCollege International, Inc. is a wholly-owned subsidiary of eCollege.com and was incorporated in the state of Colorado on January 9, 2002. eCollege.com and its wholly owned subsidiary are collectively referred to herein as "eCollege" or the "Company." Based on the Company's basis of organization, it has only one reportable segment.

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

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The Company has eliminated intercompany transactions and balances in consolidation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such regulations. The unaudited condensed consolidated financial statements reflect all adjustments and disclosures that are, in the opinion of management, necessary for a fair presentation. All such adjustments are of a normal recurring nature. Certain amounts in the 2001 financial statements have been reclassified to conform to the 2002 presentation. Management does not believe the effects of such reclassifications are material. The results of operations for the interim periods ended September 30, 2002 are not necessarily indicative of the results of the full fiscal year. For further information, refer to the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K, for the year ended December 31, 2001.

3. Summary of Significant Accounting Policies

Net Loss Per Share

Basic net loss per share is computed by dividing net loss for the period by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and potential common shares outstanding during the period if the effect of the potential common shares is dilutive. As a result of the Company's net losses, all potentially dilutive securities as of September 30, 2002 and 2001 would be anti-dilutive and are excluded from the computation of diluted loss per share. The table below summarizes all such securities which have been excluded from this computation.

	September 30,
	2002	2001
	____________________________
Options to purchase common stock	3,266,147	3,199,527
Warrants to purchase common stock	37,000	77,185
Restricted common stock	29,168	50,000
	________	________
Total	3,332,315	3,326,712
	========	========

The Company has never paid cash dividends on its stock, and is currently precluded from doing so under its borrowing agreements.

Stock-Based Compensation

The Company accounts for its employee stock option plans and other employee stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," and related interpretations.

As of April 23, 2002, the Company entered into an employment agreement with Mr. Oakleigh Thorne, the Company's Chief Executive Officer. As part of the agreement, in lieu of an annual salary, on April 23, 2002, Mr. Thorne was granted an option to purchase up to 101,156 shares of common stock at an exercise price of $4.49 per share, the closing price of the Company's common stock on the grant date. This option has a 10 year term and vests monthly in twelve equal installments beginning January 1, 2002. This option had a total fair value of $350,000, based on the Black-Scholes option pricing model. In addition, on April 23, 2002, Mr. Thorne was granted an additional option with a 10 year term (the "Performance Option") to purchase up to 101,156 shares of common stock at an exercise price of $4.49 per share. The Performance Option had a total fair value of $350,000, based on the Black-Scholes option pricing model. The Performance Option vests, if at all, partially on June 30, 2002, and on December 31, 2002, based on the Company meeting the targets in its corporate bonus plan for 2002. As of June 30, 2002, the Performance Option vested with respect to 20,231 shares as a result of the Company meeting interim targets in its corporate bonus plan. Any portion of the Performance Option which does not vest pursuant to the corporate bonus plan for 2002 will be forfeited. All unvested options will vest fully upon a change of control of the Company.

No compensation expense was recorded upon issuance of the options due to the fact that the grant price was equal to the exercise price on the date of grant. However, the Performance Option is subject to variable accounting due to its performance-based terms. As a result, the Company is required to re-measure compensation expense at each reporting date until each portion of the Performance Option vests. Since the closing price of the Company's common stock on June 30, 2002, the date on which the first portion of the Performance Option vested and the reporting date for the remaining unvested Performance Option, was less than the exercise price of $4.49, no stock-based compensation expense was recorded by the Company. Similarly, since the closing price of the Company's common stock on September 30, 2002, the next reporting date for the remaining unvested Performance Option, was less than the exercise price of $4.49, no stock-based compensation expense was recorded by the Company during the current reporting periods. However, the unvested portion of the Performance Option for 80,925 shares continues to be subject to variable accounting treatment, and therefore the Company may be subject to stock-based compensation expense in 2002 to the extent that the Performance Option is earned and if the price of the Company's common stock is greater than the exercise price of $4.49 as of December 31, 2002.

Current generally accepted accounting principles provide two methods for the Company to account for its employee stock option plans and other employee stock-based compensation arrangements. The Company may recognize stock-based compensation expense under the intrinsic value-based method prescribed by APB Opinion No. 25, or under a fair value-based method prescribed by SFAS No. 123. Under APB Opinion No. 25, the Company generally does not record any stock-based compensation expense for options granted to employees, provided the options have an exercise price equal to or above the market price of the Company's common stock on the day the option is granted and the ultimate number of shares to be granted is known. Under SFAS No. 123, the Company would determine the fair value of the options granted using the Black-Scholes option pricing model, and would recognize the value as stock-based compensation expense over the period the options vest.

The Company has elected to continue to account for its employee stock option plans in accordance with the provisions of APB Opinion No. 25. No stock-based compensation expense was recognized in either the three months or nine months ended September 30, 2002, for options granted to employees. The Company granted 414,105 options to employees at an exercise price equal to the closing price of the Company's common stock on the day the option was granted during the nine months ended September 30, 2002, excluding the options granted to Mr. Thorne in lieu of salary and bonus. These employee options had a total fair value of $724,597, based on the Black-Scholes option pricing model using the following weighted average assumptions: a risk-free interest rate of 3.25%, an expected dividend yield of 0%, an expected life outstanding of 2 years and an expected volatility of 89%. If the Company would have recognized stock-based compensation expense under the fair value-based method prescribed by SFAS No. 123, stock-based compensation expense related to these options granted in 2002 alone would have been $85,361 and $131,785 for the three months and nine months ended September 30, 2002, respectively.

In addition to the options granted to employees, the Company issued options for 134,295 shares of common stock to members of its Board of Directors during 2002. The Company accounted for these options in accordance with APB Opinion No. 25 and accordingly recorded $8,673 of deferred compensation expense, based on the exercise prices of the options and the then current fair market value of the Company's common stock, at the time of their respective issuances. These options had a total fair value of $375,000, based on the Black-Scholes option pricing model. If the company would have recognized stock-based compensation expense under the fair value-based method prescribed by SFAS No. 123 for these options, stock-based compensation expense would have been $9,375 and $21,875 for the three months and nine months ended September 30, 2002, respectively.

These pro forma disclosures should be read in conjunction with the pro forma fair value disclosures in our Form 10-K for the year ended December 31, 2001.

Software Development Costs

The Company incurs costs for the development of internal-use software as well as software to be sold or marketed to third parties. In general, the Company has expensed such costs as incurred due to the nature of the costs and the fact that costs qualifying for capitalization have been insignificant and the related lives are short. However, the Company capitalized $3,763,507 of costs related to development of its CampusPortal product, including $622,395, during the nine months ended September 30, 2001. Capitalized software development costs are amortized using the straight-line method over their estimated useful lives, generally three years. Amortization begins when the products are ready for their intended use. In April 2001, the software was determined to be ready for its intended use, and accordingly, the Company began to amortize the capitalized costs over a useful life of three years. The Company has recorded $1,881,754 of accumulated amortization and therefore has $1,881,753 of capitalized software development costs remaining to be amortized as of September 30, 2002. The Company recorded $313,626 of expense for both the three months ended September 30, 2002 and 2001. Amortization expense for the nine months ended September 30, 2002 and 2001 was $940,877 and $627,251, respectively.

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

Recent Accounting Pronouncements

Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. The adoption of this standard did not have an impact on the Company's financial position or results of operations. However, goodwill and other intangibles acquired in connection with any future business combinations will be impacted by this standard.

Effective January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." This statement applies to recognized long-lived assets of an entity to be held and used or to be disposed of. This statement does not apply to goodwill, intangible assets not being amortized, financial instruments, and deferred tax assets. This statement requires an impairment loss to be recorded for assets to be held and used when the carrying amount of a long-lived asset is not recoverable from future estimated cash flows and exceeds its fair value. An asset that is classified as held-for-sale shall be recorded at the lower of its carrying amount or fair value less cost to sell. The adoption of this standard did not have an impact on the Company's financial position or results of operations.

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

In October 2002, the EITF issued a tentative consensus on Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"). EITF 00-21 addresses how to allocate revenue in arrangements that include more than one product or service and governs how to identify whether goods or services or both that are to be delivered separately in a bundled sales arrangement should be accounted for separately. EITF 00-21 is expected to apply prospectively to arrangements entered into in periods beginning after December 15, 2002. The Company is currently evaluating EITF 00-21 and is in the process of determining the impact EITF 00-21 will have on its financial position and results of operations, if any.

4. Revenue Recognition

The Company's typical customers are educational institutions. The Company generates revenue primarily from three sources: (i) student enrollment fees, (ii) online campus development, licensing and hosting services, and (iii) online course development services.

The Company's services are generally sold at fixed prices as set forth in customer contracts. The Company charges its customers student fees for students enrolled in online courses hosted by the Company as of agreed upon enrollment census dates at prices specified in the customer contracts. The Company also sells student fee licenses which allow for up to a specified number of student enrollments in online course supplements over a specified period of time, typically one year. Customers are typically charged for annual license, hosting and maintenance fees as well as initial design and development services fees for an online campus. Design and development services fees to build online courses are also specified in contracts. Frequently, customers will add online courses in addition to those purchased under the initial contract. Other service fees, including faculty training and support, evaluation and technical consulting services and instructional design services, may also be included in customer contracts.

Student fee revenue is recognized on a straight-line basis over each course's specific academic term or over the length of the student fee license purchased by a customer, depending upon contract terms. Initial campus development, license, hosting and maintenance fees are generally received near the start of each contract term. Annual campus license, hosting and maintenance fees are also received at the contract anniversary date, as included in the contract. All such contracted campus fees are deferred and recognized on a straight-line basis from the campus launch date through the end of the contract period or the expected life of the customer relationship, whichever is greater. The average recognition period for campus fees is approximately three years.

Historically, the Company recognized course development fees over a period of twelve months, which approximated the length of time over which the Company completed its obligations to the customer under course development arrangements. However, the Company continually evaluates the period over which these services are provided, and effective January 1, 2002, changed the recognition period to nine months, to better reflect the period over which the Company's services are provided to customers, and the Company's obligations are completed. This change is based upon the Company's experience of providing such services and will continue to be evaluated as the Company gains additional experience and the business and technological environments change. For course development services initiated but not yet completed as of the date of the change, the Company is recognizing the remaining deferred revenue balance as of January 1, 2002 over the remaining estimated service period, based upon the revised nine-month estimate. Had the Company continued to recognize its course development services using its original estimate of twelve months, course revenue would have been approximately $159,000 higher than that reported in the accompanying consolidated statement of operations for the three months ended September 30, 2002 and approximately $51,000 less than that reported in the accompanying consolidated statement of operations for the nine months ended September 30, 2002. Changes in our contract terms and expected contract life may also affect the period over which development fees are recognized in the future.

Revenue that is recognized is reflected as accrued revenue receivable on the consolidated balance sheets to the extent that the customer has not yet been billed for such services. The Company records deferred revenue for amounts received from or billed to customers in excess of the revenue that has been earned.

NIST Grant

In October 1998, the Company was awarded a grant by the National Institute of Standards and Technology, or NIST, a department of the U.S. Department of Commerce. This revenue was recognized as the work was performed by the Company or its subcontractors. The Company was entitled to receive payments under the grant as research related to automated course content creation and organization, and tutoring delivery systems was performed. The grant expired in January 2002, however, the Company was granted an extension until April 2002 to complete the necessary documentation of its research. Through September 30, 2002, the Company had applied for and received payments totaling $1,859,000, the maximum available under the NIST grant. The Company recognized $1,753,834 of revenue relating to the NIST grant since its inception through September 30, 2002. The remaining receipts from the grant represent cost reimbursements for equipment purchased in connection with the NIST research. In October 2002, the Company received a letter from the U.S. Department of Commerce requesting additional support for a portion of the expenditures reimbursed under the grant. The Company is in the process of providing the appropriate additional information and believes that it has performed its work in full compliance with the terms of the NIST grant, and that a favorable audit resolution determination letter will be received. If an adverse audit resolution determination letter were to be received, the Company could be required to reimburse NIST for disallowed expenditures.

Major Customers

No one customer accounted for 10% or more of the Company's revenue for the three month or nine month periods ended September 30, 2002. One customer individually accounted for approximately 10% of the Company's revenue for the three month and nine month periods ended September 30, 2001.

5. Grant Program

The Company implemented a Grant Program in late 1999 designed to assist new and existing customers by increasing the quality and number of online courses they offer and the number of students pursuing online degrees. Seventy-two grants were awarded, at the Company's discretion, to institutions based on demonstrated commitment to a quality online degree program, the number of current and potential students, the college or university's unique approach to online learning and other factors. The Grant Program is substantially complete at September 30, 2002, and the Company does not anticipate offering new grant awards.

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

Educational support funds consist of faculty stipends to encourage the generation of re-usable digital course content, hardware technology, and travel funds, and are considered contract costs. Educational support funds are paid only after the customer has provided evidence that they have expended funds in compliance with the grant agreement. If contract costs, including direct and indirect costs to perform the Company's obligations under the contract as well as the appropriate educational support funds, are in excess of the revenue guaranteed under the related agreement, such excess is expensed in the quarter in which the excess is first identified. The Company recognized such a loss of $2.4 million in 1999 based upon total anticipated grant expenses of approximately $7.5 million versus guaranteed revenue of approximately $5.1 million. This contract loss was recorded as a component of cost of revenue in 1999. As the Company recognizes course development revenue under the grant recipients' contracts and recognizes the cost of educational support funds and other contract costs, the contract loss accrual is reduced such that the gross margin related to this revenue is zero. In addition, the contract loss accrual may be increased or decreased periodically based upon management's estimate of the costs (including educational support funds) to be incurred on contracts and the related guaranteed revenue. The reduction in the contract loss accrual resulted in a decrease in cost of revenue in the current period.

Marketing funds are reimbursed to customers based on demonstration of payment to third parties for approved marketing activities which promote their online programs. These expenses are recorded as marketing expenses in the consolidated statement of operations when it is estimated they are incurred by customers.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2002	2001	2002	2001

GRANT COSTS INCLUDED IN COST OF REVENUE:
Costs related to educational support funds	$ 22,163	$ 612,824	$ 230,585	$2,121,503
Reduction of the contract loss accrual	(270,476)	(112,436)	(425,870)	(939,500)
	________	________	________	________
Net effect on Cost of Revenue for period	$ (248,313)	$ 500,388	$ (195,285)	$1,182,003
	========	========	========	========

GRANT COSTS INCLUDED IN MARKETING EXPENSE:	$ (52,725)	$ 39,500	$ 68,456	$ 281,500
	========	========	========	========

The remaining estimated contract loss accrual at September 30, 2002 is $76,113 and is included in Grant Liabilities in the accompanying consolidated balance sheet. The determination of the contract loss accrual requires management to make estimates and assumptions regarding the total amount of costs to be incurred. These estimates and assumptions may change and affect the reported amounts of the liability on the date of the financial statements and the reported amount of expenses during the reporting period. Based on actual results of completed grant contracts and the Company's current expectation with regard to uncompleted contracts, the Company recorded a reduction of $279,109 in grant liabilities, $226,384 of which was included in the reduction of the contract loss accrual and $52,725 was included in marketing expense during the three months and nine months ended September 30, 2002.

Since the Grant Program's inception, grant payments have totaled $4.8 million for reimbursements of educational support funds and $1.3 million for reimbursements of marketing funds. The estimated remaining disbursements under the Grant Program for reimbursed educational support and marketing funds are $600,000 and $300,000, respectively, at September 30, 2002, the majority of which are expected to be paid during 2002. Management continually evaluates these grants for compliance. It is possible that there may be individual grants that do not require the Company to reimburse the full grant award, and thus a portion of the accrued expenses may be reversed and the related liability reduced in future reporting periods.

6. Debt

The Company has a $3,000,000 revolving line of credit with a maturity date of March 29, 2003. The line of credit is secured by all of the Company's assets. The facility contains certain financial covenants. The Company was in compliance with all financial covenants as of September 30, 2002. The interest rate on the revolving line of credit is an adjustable rate of prime, which was 4.75% as of September 30, 2002, plus 1.25%. In December 2001, the Company drew $2,500,000 from the revolving line. The entire $2,500,000 draw was subsequently repaid in January 2002. In March 2002, the Company drew $3,000,000 from the revolving line. The entire $3,000,000 was repaid in April 2002. In June 2002, the Company drew $2,938,000 from the revolving line. The entire $2,938,000 was repaid in July 2002. In September 2002, the Company drew $2,938,000 from the revolving line, which remained outstanding at September 30, 2002. The entire $2,938,000 draw was repaid in October 2002.

Capital Lease Obligations

As of September 30, 2002, the Company had leased $3,564,274 of equipment in connection with two sale-leaseback arrangements with a bank. At the end of the 36-month lease terms of each draw under the arrangements, which end at various dates between July 2003 and September 2005, the Company will purchase the equipment leased under these arrangements for a total of approximately $300,000. The leases have been treated as capital leases for accounting purposes. The weighted average interest rate of borrowings under the capital lease agreements was 12.21% as of September 30, 2002. The net book value of leased equipment as of September 30, 2002, was $1,599,746.

The following is a schedule by year of future minimum capital lease payments, together with the present value of the net minimum lease payments as of September 30, 2002:

Year ending December 31,
2002	$ 339,461
2003	1,202,081
2004	458,705
2005	162,169
_________
Total minimum lease payments	2,162,416
Less: Amount representing interest	(213,730)
_________
Present value of future minimum lease payments	1,948,686
Current portion of capital lease obligations	1,262,479
_________
Long-term capital lease obligations	$ 686,207
========

7. Related Party Transactions

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

You can download and read our Annual Report on Form 10-K free of charge on the Internet by going to the Investor Relations section of our corporate website at www.eCollege.com and clicking on the "Annual Report" link. You can also obtain access to our other SEC filings, including our Forms 10-K, 10-Q and 8-K reports, from the Investor Relations section via a hyperlink to a third-party SEC Filings web site as soon as reasonably practicable after those reports are electronically filed with or furnished to the SEC.

Overview

eCollege is a leading provider of technology and services that enable colleges, universities, K-12 schools, and corporations to offer an online environment for distance and on-campus learning. Our technology enables our customers to reach a large number of students who wish to take online courses at convenient times and locations. Our customers can also use our technology to supplement their on-campus courses with an online learning environment. Additionally, we offer services to assist in the development of online programs, including online course and campus design, development, management and hosting, as well as ongoing administration, faculty, instructor and student support, training, evaluation and consulting services. Our primary source of revenue is through student enrollment fees we charge to our customers for each distance student enrolled in a course delivered on our course management platform.

Our objectives are to continue to expand our presence within our primary market of colleges and universities that offer online distance education and to further develop our secondary markets of K-12 schools and international ventures. The key elements of our growth strategy are to: 1) Add additional colleges and universities from our primary market, 2) Increase course offerings and enrollments with existing customers, 3) Increase on-campus adoptions to solidify and grow distance education relationships, and 4) Add additional customers in our secondary markets.

We were founded and began delivering our products and services in 1996. As of September 30, 2002, we have 258 customers under contract. Since our inception, our customers have had approximately 610,000 student enrollments in online courses or course supplements and have purchased or ordered more than 17,000 unique online courses and course supplements, of which approximately 4,500 included our course development services.

One key metric that we use to measure our success is the number of students our customers have enrolled in online courses and course supplements delivered on our course management platform. Since our customers offer traditional, as well as quarterly, bi-monthly and monthly course terms to their students, we typically host more courses during the Spring academic term than in the Summer or Fall terms and we experience fluctuations in our sequential quarterly results. As a result, consecutive academic term enrollment results are not directly comparable. The following table presents the number of student enrollments our customers had in online courses and our lower priced course supplements for 2002 and 2001 academic terms. Note that the figures shown for the Fall 2002 academic term, which lasts from August 16, 2002 until December 31, 2002, are estimates as of November 5, 2002.

	Distance Course Enrollments		On-Campus Course Supplement Enrollments		Total Student Enrollments
	2002	2001	2002	2001	2002	2001

ACADEMIC TERM:
Spring (January 1 - May 15)	89,591	59,292	38,205	5,608	127,796	64,900
Summer (May 16 - August 15)	52,035	29,907	16,666	1,596	68,701	31,503
Fall (August 16 - December 31)	80,000	57,813	70,000	38,022	150,000	95,835
	______	______	______	______	______	______
Total student enrollments	221,626	147,012	124,871	45,226	346,497	192,238
	======	======	======	======	======	======

We have invested in our service capabilities by expanding our infrastructure to accommodate our current and future customer needs. Our expenditures have exceeded our revenue since our inception and our accumulated losses have increased as a result of our growth strategy. Any future increases in our cost of revenue should be significantly less than any increases in our revenue. We expect to see gross profits improve as revenue from student fees increase and we utilize capacity in our data center. We expect our operating expenses to decrease as a percentage of revenue in the future, as we utilize our resources efficiently to support anticipated revenue growth.

eCollege International, Inc.

On June 5, 2002 eCollege International, Inc. agreed to provide services in the value of $25,000 as an initial 25% capital contribution in the formation of Knowledge Access FZ-LLC (the "Joint Venture"), a free zone limited liability company incorporated in Dubai Internet City, Dubai, United Arab Emirates. An unrelated company agreed to contribute $75,000 of cash as its initial capital contribution to the Joint Venture, representing a 75% equity interest. eCollege International, Inc. is represented on the Joint Venture's Board of Directors by two of five appointed Directors. Not later than December 31, 2002, the Joint Venture's Board shall agree upon any increased capitalization of the Joint Venture. Any increase in the Joint Venture's capital shall be implemented through additional contributions in the ratio of 25% to 75%, with eCollege International, Inc.'s 25% contribution being made in the form of a license of eCollege's software. Neither eCollege nor eCollege International, Inc. will be required to make any cash contributions. As a result, the Company will have no financial reporting basis in the investment in the Joint Venture, which will be accounted for using the equity method. Accordingly, the Company does not expect to recognize any income or losses from its investment until such time that the cumulative earnings of the Joint Venture exceed cumulative losses. In addition to eCollege International, Inc.'s equity interest in the Joint Venture, eCollege International, Inc. may earn revenue as a third-party service provider to the Joint Venture. Any revenue earned from the Joint Venture is not expected to be material during the remainder of 2002. Beginning with revenue generated after December 31, 2002, the Joint Venture will remit to eCollege International, Inc. 20% of all student fees collected by the Joint Venture, in excess of $1,000,000.

Revenue

The success of our business model is based upon a number of factors, including increasing the acceptance of online learning among colleges, universities, and K-12 schools, adding new customers, adding new programs within existing customers, developing additional courses for our existing customers, increasing student enrollment in online courses, and selling new products and services to our customers. Although no one customer accounted for 10% or more of our revenue, our top 30 customers accounted for 67% of our total revenue for the nine month period ended September 30, 2002. The loss of one or more of these customers without the addition of new customers could have an impact on our ability to sustain our revenue growth. One of our largest customers has notified us that they intend to consider alternative solutions after their guaranteed minimum contract with us expires in April 2004.

From our inception through December 31, 1998, the majority of our revenue was generated by development and design services fees for building online campuses and courses, and, to a lesser extent, student enrollment fees. Campus and course development revenue continued to grow in 1999, 2000 and 2001, however student fees have become a larger percentage of total revenue as the number of online courses offered by our customers and the number of students enrolled in those courses delivered on our course management platform continue to increase at an even greater pace. We expect this trend in our revenue mix to continue. Further, during 2002 our campus and course development fees declined as our customers developed more courses on their own using our proprietary tools. While this negatively impacted our development revenue, we believe it has positively impacted the higher margin student fee revenue due to the availability of more online courses on the eCollege System overall. As our pricing and product mix change, and as our customers' online programs grow and mature, we anticipate that student enrollments will increase, with resulting increases in student fee revenue. However, due to volume discounts that we offer and competitive pricing in our industry, the increases in student fee revenue will likely not be directly proportional to the anticipated increases in student enrollments.

In order to protect and further penetrate the distance education market, we feel it is important to develop a greater presence in the lower-margin on-campus market for key customers. To accomplish this, we have begun offering our on-campus product and service offerings at significantly reduced prices for customers who demonstrate a commitment to building or maintaining a large distance education program. This pricing strategy is designed to make our offerings attractive for both on-campus and distance education programs. It will also encourage further familiarity of our course management system with faculty that may wish to teach online. As evidenced by the growth in our enrollments in on-campus course supplements in 2002 from 2001, some customers have adopted our platform as their enterprise-wide online learning solution.

Our core online products include: Teaching Solutions and Campus Solutions. Teaching Solutions includes eCourseSM, an online version of a traditional classroom course delivered to students who might not otherwise have access to the course, and eCompanionSM, an online teaching supplement designed to enhance classroom-based courses. Campus Solutions, consisting of CampusPortalSM and Gateway CampusSM, offer online community, academic and administrative functions similar to a physical college campus while incorporating the customer's unique look and feel. These online campuses allow a customer to access and manage online courses and supplements, and provide access to the online community and organizations.

We also offer a suite of services and products designed to assist our customers in creating and delivering high quality online programs. Our Service Solutions include program consulting, delivery and operational support services. eCourseEvaluationSM is a comprehensive Internet-based product that automates the entire course and instructor evaluation process. eCampusSurvey helps to create and manage all types of surveys that an institution may want to deploy outside of a classroom. Finally, through Content Solutions, we partner with leading textbook and new media publishers to provide educators and students academically focused content resources.

We enter into contracts with our customers to provide our online learning products and services. Our contracts typically have one to five year initial terms. Each contract specifies the type and price of the online campus purchased and the number and price of online courses purchased, as well as the fees for student enrollments and any other services purchased.

The majority of our revenue is earned by charging a per-enrollment student service fee to our customers for access to their eCourses and eCompanions, and also to our 24x7 technical support. We also offer a pricing model for our eCompanion product under which we charge an annual license fee. For our Campus Solutions, we generally charge: 1) a one time set-up and design fee to implement an online campus, and 2) an annual license, hosting and maintenance fee for access to our software. Historically, we have sold our course development services on a per-course basis while our other professional consulting services were based on our standard hourly rates. In 2002, we began offering our customers the option to purchase blocks of course development service hours, based on our standard hourly rates.

We have expanded and improved our Teaching Solutions and Campus Solutions product lines, including the release of the next generation of our eLearning platform, eCollege AUSM. eCollege AU provides a unique feature set for our customers such as synchronous tools, customization capabilities and access for the disabled. During 2002 we released eCollege AU+SM, which increases the efficiency of assignment management, introduces new capabilities for content authoring, and integrates all course calendars into a single downloadable calendar. We also added more robust self-authoring tools to our course delivery software in the past two years which are designed to allow customers to easily develop their own online courses without needing HTML or other programming knowledge. In addition, we launched our Publisher ToolkitSM in 2002, providing publishers with an infrastructure, professional services, PIN technology, and end-user support to deliver their content online. Finally, we have begun an open platform initiative for easier integration with other applications, such as offline exam authoring capabilities and student information systems or other administrative back-office data source.

In October 1998, we were awarded a grant of approximately $1,859,000 by the National Institute of Standards and Technology, or NIST, a department of the U.S. Department of Commerce. This revenue was recognized as we, or our subcontractors, performed the work. We were entitled to receive payments under the grant as research related to automated course content creation and organization, and tutoring delivery systems were performed. The grant expired in January 2002, however we were granted an extension until April 2002 to complete the necessary documentation of our research. Through September 30, 2002, we had applied for and received payments totaling $1,859,000, the maximum available under the NIST grant. We have recognized $1,753,834 of revenue relating to the NIST grant since its inception through September 30, 2002. The remaining receipts from the grant represent cost reimbursements for equipment purchased in connection with the NIST research. In October 2002, we received a letter from the U.S. Department of Commerce requesting additional support for a portion of the expenditures reimbursed under the grant. We are in the process of providing the appropriate additional information and believe that we have performed our work in full compliance with the terms of the NIST grant, and that a favorable audit resolution determination letter will be received. If an adverse audit resolution determination letter were to be received, we could be required to reimburse NIST for disallowed expenditures.

Revenue Recognition

Revenue recognition is a critical accounting policy for our business. Student fees are recognized on a straight-line basis over each course's specific academic term or over the length of the student fee license purchased by the customer, depending upon contract terms. Campus license, hosting and maintenance fees, including the design and development of a customer's campus, are recognized on a straight-line basis from the campus launch date through the end of the contract period or the expected life of the customer relationship, whichever is greater. The average recognition period for these license and hosting fees is approximately three years. Course development fees are recognized on a straight-line basis over the approximate period over which our services are provided and our obligation to the customer is fulfilled. During 2001 and prior periods, this performance period was estimated to be twelve months from the date the course is ordered by the customer. Effective January 1, 2002, we began to recognize such fees over a nine-month recognition period, based upon changes in our experience of providing such services. We believe that this change more accurately reflects the period over which the services are delivered. As a result of this change, our course development revenue for the three months ended September 30, 2002, was approximately $159,000 lower than it would have been had we continued to recognize such fees over a twelve-month period. For the nine months ended September 30, 2002 our course development revenue was approximately $51,000 higher than it would have been had we continued to recognize such fees over a twelve-month period. For course development services initiated but not yet completed as of the date of the change, the Company is recognizing the remaining deferred revenue balance as of January 1, 2002, over the remaining estimated service period, based upon the revised nine-month estimate. The period over which we perform the services and therefore recognize the revenue may change in the future as our actual experience in completing development obligations continues to evolve. Changes in our contract terms and expected contract life may also affect the period over which development fees are recognized in the future.

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

Amortization of capitalized software development costs is also included in our cost of revenue. Accounting for software development costs is a critical accounting policy for our business. On April 1, 2000, we started to capitalize software development costs related to our CampusPortal product. As of March 31, 2001, we had capitalized $3,763,507 of costs related to development of this product. In April 2001, the software was determined to be ready for its intended use, and accordingly, we began amortizing the capitalized costs over a useful life of three years. Through September 30, 2002, we had recorded $1,881,754 of accumulated amortization, and therefore have $1,881,753 of capitalized software development costs remaining to be amortized. We anticipate that the remaining capitalized software development costs will be fully amortized as of March 31, 2004. We recorded $313,626 of expense for both the three months ended September 30, 2002 and 2001. Amortization expense for the nine months ended September 30, 2002 and 2001 was $940,877 and $627,251, respectively.

Realization of the capitalized software development costs is dependent upon generating revenue from the related software products and services during the useful life of such capitalized software. It is reasonably possible that a review of the recorded amount of capitalized software development costs in the future could indicate that they are impaired, and the amount of impairment could be significant. Additionally, the technology we use internally and to support our customers can be subject to significant changes as new technology and software products are introduced into the marketplace by others. It is reasonably possible that a change in our technology strategy could result in a conclusion that all or a portion of the recorded balance is impaired.

We expect that our cost of revenue will continue to decline in the future as a percentage of revenue. We anticipate experiencing this decline as we achieve operating efficiencies, because many of our costs do not increase in direct proportion to our revenue. Specifically we anticipate experiencing this decline as our revenue mix changes to be more heavily weighted towards student and license fees, which have a lower incremental cost than revenue derived from our other product and service offerings.

Grant Program

We implemented a Grant Program in late 1999 designed to assist new and existing customers by increasing the quality and number of online courses they offer and the number of students pursuing online degrees. Seventy-two grants were awarded, at our discretion, to institutions based on demonstrated commitment to a quality online degree program, the number of current and potential students, the college or university's unique approach to online learning and other factors. The Grant Program was substantially complete at September 30, 2002 and we do not anticipate offering new grant awards.

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

Educational support funds consist of faculty stipends to encourage the generation of re-usable digital course content, hardware technology, and travel funds, and are considered contract costs. Educational support funds are paid only after the customer has provided evidence that they have expended funds in compliance with the grant agreement. If contract costs, including direct and indirect costs to perform the Company's obligations under the contract as well as the appropriate educational support funds, are in excess of the revenue guaranteed under the related agreement, such excess is expensed in the quarter in which the excess is first identified. We recognized such a loss of $2.4 million in 1999 based upon total anticipated grant expenses of approximately $7.5 million versus guaranteed revenue of approximately $5.1 million. This contract loss was recorded as a component of cost of revenue in 1999. As we recognize course development revenue under the grant recipients' contracts and recognize the cost of educational support funds and other contract costs, the contract loss accrual is reduced such that the gross margin related to this revenue is zero. In addition, the contract loss accrual is increased or decreased periodically based upon our best estimate of the costs (including educational support funds) to be incurred on contracts and the related guaranteed revenue. A reduction in the contract loss accrual resulted in a decrease in cost of revenue in the current period.

Marketing funds are reimbursed to customers based on demonstration of payment to third parties for approved marketing activities which promote their online programs. These expenses are recorded as marketing expenses in the consolidated statement of operations when it is estimated they are incurred by customers.

Since the Grant Program's inception, grant payments have totaled $4.8 million for reimbursements of educational support funds and $1.3 million for reimbursements of marketing funds. The estimated remaining disbursements under the Grant Program for reimbursed educational support and marketing funds are $600,000 and $300,000, respectively, at September 30, 2002, the majority of which are expected to be paid during 2002. We continually evaluate these grants for compliance. It is possible that there may be individual grants that do not require the Company to reimburse the full grant award, and thus a portion of the accrued expenses may be reversed and the related liability reduced in future reporting periods. Based on actual results of completed grant contracts and our expectation with regard to uncompleted contracts, we recorded a reduction of $279,109 in grant liabilities, $226,384 of which was included in the reduction of the contract loss accrual in cost of revenue during the three months and nine months ended September 30, 2002.

Stock-Based Compensation

Stock-based compensation is a critical accounting policy for our business. We account for our employee stock option plans and other employee stock-based compensation arrangements in accordance with the provisions of APB Opinion No. 25 and related interpretations. We account for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and related interpretations. Current generally accepted accounting principles provide two methods for accounting for employee stock option plans and other employee stock-based compensation arrangements. Companies may recognize stock-based compensation expense under the intrinsic value-based method prescribed by APB Opinion No. 25, or under a fair value-based method prescribed by SFAS No. 123. Under APB Opinion No. 25, generally we do not record any stock-based compensation expense for options granted to employees, provided the options have an exercise price equal to or above the market price of the Company's common stock on the day the option is granted and the ultimate number of shares to be granted is known. Under SFAS No. 123, we would determine the fair value of the options granted using the Black-Scholes option pricing model, and would recognize the value as stock-based compensation expense over the period the options vest. The United States Financial Accounting Standards Board is currently reconsidering the generally accepted accounting principles for stock-based compensation arrangements and may adopt new standards that may have a material impact on our financial statements.

As of April 23, 2002, the Company entered into an employment agreement with Mr. Oakleigh Thorne, our Chief Executive Officer. As part of the agreement, in lieu of an annual salary, on April 23, 2002, Mr. Thorne was granted an option to purchase up to 101,156 shares of common stock at an exercise price of $4.49 per share, the closing price of the Company's common stock on the grant date. This option has a 10 year term and vests monthly in twelve equal installments beginning January 1, 2002. In addition, on April 23, 2002, Mr. Thorne was granted a Performance Option with a 10 year term to purchase up to 101,156 shares of common stock at an exercise price of $4.49 per share. The Performance Option vests, if at all, partially on June 30, 2002, and on December 31, 2002, based on the Company meeting the targets in our corporate bonus plan for 2002. As of June 30, 2002, the Performance Option vested with respect to 20,231 shares as a result of the Company meeting interim targets in our corporate bonus plan. Any portion of the Performance Option which does not vest pursuant to the corporate bonus plan for 2002 will be forfeited. All unvested options will vest fully upon a change of control of the Company.

No compensation expense was recorded upon the issuance of the options due to the fact that the grant price was equal to the exercise price on the date of the grant. However, the Performance Option is subject to variable accounting due to its performance-based terms. As a result, we are required to re-measure compensation expense at each reporting date until each portion of the Performance Option vests. Since the closing price of the Company's common stock on June 30, 2002, the date on which the first portion of the Performance Option vested and the reporting date for the remaining unvested Performance Option, was less than the exercise price of $4.49, we did not record any stock-based compensation expense during the three months ended June 30, 2002. Similarly, since the closing price of the Company's common stock on September 30, 2002, the next reporting date for the remaining unvested Performance Option, was less than the exercise price of $4.49, no stock-based compensation expense was recorded by the Company during the current reporting periods. However, the unvested portion of the Performance Option for 80,925 shares continues to be subject to variable accounting treatment, and therefore the Company may be subject to stock-based compensation expense in 2002 to the extent that the Performance Option is earned and if the price of the Company's common stock is greater than the exercise price of $4.49 as of December 31, 2002.

Results Of Continuing Operations and Outlook

We have incurred significant losses since our inception, resulting in an accumulated deficit of $77,764,758 as of September 30, 2002. We believe that our revenue growth will continue in the remainder of the year 2002, primarily based upon growth in student fees. At the same time we intend to continue to make investments in our data center operations, our web servers and our network infrastructure which may involve the development, acquisition or licensing of software and hardware. Our selling and marketing expenses should remain relatively consistent with the levels recorded during the three months ended September 30, 2002, as a result of our focused strategy and the timing of the higher education selling season. We also intend to utilize our existing administrative resources and operating efficiencies to continue to support our business at slightly lower costs. We expect our earnings before interest, taxes, depreciation, and amortization of capitalized software costs and stock-based compensation to be positive for the remainder of the year ended December 31, 2002, and plan to realize operating profits in the second half of 2003, although there can be no guarantee thereof.

Three Months Ended September 30, 2002 and 2001

Overview. Results in the three months ended September 30, 2002, compared to the three months ended September 30, 2001, demonstrated an 11% increase in revenue, and an 11% reduction in total expense, with reductions in cost of goods sold, sales and marketing and general and administrative expenses. The increase in revenue was primarily driven by an increase in student enrollments in online courses. Expense reductions were achieved primarily by better utilization of the Company's fixed assets and its personnel and cost reductions in other areas. The increase in revenue and reductions in expenses resulted in a $1,459,467 decrease in our net loss over the comparable period in 2001. We expect that revenue will continue to grow faster than expenses, resulting in further improvements in our results of operations.

Revenue. Revenue increased 11% to $6,078,866 for the three months ended September 30, 2002 from $5,453,392 for the three months ended September 30, 2001. Student fees from eCourse and eCompanion enrollments increased 33% and represented $4,579,339 and $3,439,579 of total revenue for the three months ended September 30, 2002 and 2001, respectively. The increase in revenue is primarily due to an approximate 73% increase in the number of student enrollments in online courses begun in the Summer academic term, which runs from May 16, 2002 through August 15, 2002 and an approximate 38% increase in the number of student enrollments in online courses begun in the Fall academic term, which runs from August 15, 2002 through December 31, 2002, compared to the same academic terms in 2001. Campus and course fees represented $1,096,984 and $1,341,551 of total revenue, respectively, for these same periods, an 18% decrease, reflecting the fact that more customers are self-developing their online courses. In accordance with our revenue recognition policies, included in campus and course fees for the three months ended September, 30 2002, was the recognition of $241,639 of previously deferred revenue related to the cessation of our obligations to provide campus hosting and course development services to certain customers based on contract terms or expirations. NIST grant revenue decreased to $0 from $195,638 for the three months ended September 30, 2002 and 2001, respectively, due to the expiration of our grant in 2002. Other revenue includes professional consulting revenue of $336,969 and $382,589, respectively, for these same periods. We anticipate minimal revenue growth from the three months ended September 30, 2002, during the remainder of 2002.

Cost of Revenue. Cost of revenue decreased to $2,601,211 for the three months ended September 30, 2002 from $3,474,535 for the three months ended September 30, 2001. Our cost of revenue decreased primarily due to reduced personnel costs for our operations and account management, and a $226,384 reduction in the estimated costs to be incurred under our Grant Program. The reduction in the contract loss accrual related to our Grant Program resulted in a net reduction of cost of revenue expenses of $248,313 for the three months ended September 30, 2002 compared to a net increase in cost of revenue expenses of $500,388 for Grant Program activities in the same period in 2001. Our personnel in the operations and account management areas decreased to 93 in September 2002 from 122 in September 2001 as we were able to improve on our operating efficiencies of our course development services while also concluding our NIST research program in April 2002. Somewhat offsetting these decreases in cost of revenue, were some additional investments in our data center operations and our network infrastructure. During the remainder of 2002, we expect our cost of revenue to increase slightly from the amount recorded for the three months ended September 30, 2002.

Gross Profit. We realized a gross profit of $3,477,655 for the three months ended September 30, 2002 as compared to a gross profit of $1,978,857 for the three months ended September 30, 2001. The favorable increase of $1,498,798 in gross profit was primarily due to the increase in our student fees, which have a higher contribution margin than most of our other revenue sources, improved utilization of our professional services staff as we continue to improve the technology and business processes used to develop campuses and courses for our customers, and realization of operating leverage on the fixed nature of our data center expenses as our revenue increased. Also contributing to the increased gross profit was the reduction of expenses related to our Grant Program due to changes in our estimates of total grant costs and the recognition of previously deferred revenue related to the cessation of our obligations to provide campus hosting and course development services to certain customers based on contract terms or expirations.

Product Development. Product development expenses increased to $1,534,407 for the three months ended September 30, 2002 from $1,067,609 for the three months ended September 30, 2001. As we continue to internally design and develop enhanced features for our course management platform and other product offerings, our personnel and consulting costs in the development group have increased by $284,204 and $173,702, respectively. Staffing levels of our product development personnel increased slightly to 54 as of September 30, 2002 from the same period a year ago when we had 48 employees in this area. We anticipate that our product development expenses will remain relatively consistent with the levels recorded for the three months ended September 30, 2002 during the remainder of 2002.

Selling and Marketing. Selling and marketing expenses decreased to $1,258,579 for the three months ended September 30, 2002 from $1,484,547 for the three months ended September 30, 2001. The decrease was primarily due to a decrease of $92,225 in marketing expense related to our Grant Program. We recorded a net reduction of $52,725 in sales and marketing expense for the three months ended September 30, 2002 due to a change in the estimated amounts payable to grant recipients, compared with grant marketing expense of $39,500 for the same period last year. We also had a decrease in sales and marketing personnel costs, as we are staffed with 26 sales-related and 8 marketing-related employees as of September 30, 2002, down from 39 and 14 such employees, respectively, as of September 30, 2001. Decreases in direct mail, consulting and depreciation expenses of $98,627, were offset by increased promotions, advertising costs and travel expenses of $111,089, as we focused on more activities directed at key decision makers within our target market. During the remainder of 2002, we expect our selling and marketing expenses to remain relatively consistent with the levels recorded for the three months ended September 30, 2002.

General and Administrative. General and administrative expenses decreased to $1,560,329 for the three months ended September 30, 2002 from $1,741,179 for the three months ended September 30, 2001. The decrease was primarily due to a decrease in executive and other administrative personnel costs. The number of general and administrative personnel as of September 30, 2002 was 33 as compared to 38 as of September 30, 2001. Other cost savings in our administrative departments include outside consulting and travel expenses which have outweighed slight increases in corporate insurance costs. Expenses relating to the move of our corporate headquarters were $154,023 for the three months ended September 30, 2002. Additionally, we recognized a loss of $76,833 on the disposal of excess equipment associated with our move. We anticipate our general and administrative expenses to decrease slightly from the amounts recorded for the three months ended September 30, 2002, during the remainder of 2002.

Since inception, we have incurred aggregate deferred compensation of $4,452,702 in connection with the grant of options and restricted common stock to employees, officers, directors and former executives. The deferred charge is being amortized over the vesting period of such options or restricted stock, which ranges from 1 to 3 years. During the three months ended September 30, 2002 and 2001, we recorded compensation expense of $12,326 and $224,844, respectively. The majority of compensation expense related to such options is included in general and administrative expense. However, a portion of such compensation expense has been allocated to cost of revenue, selling and marketing expense and product development expense, as appropriate.

Pursuant to APB Opinion No. 25, no compensation expense has been recorded related to the option granted to our Chief Executive Officer to purchase up to 101,156 shares of common stock in lieu of an annual salary. Furthermore, no stock-based compensation expense was recorded during the three months ended September 30, 2002, related to the Performance Option granted to our Chief Executive Officer that vests based on our meeting corporate bonus targets.

Other Income (Expense). Interest and other income, which consists primarily of interest earnings on our cash and cash equivalents and short-term investments, decreased to $38,172 for the three months ended September 30, 2002, from $163,277 for the three months ended September 30, 2001. This decrease is primarily due to a decrease in cash invested in interest bearing securities as a result of the use of such cash in our operations. Interest expense, primarily related to our capital lease lines of credit and borrowings on our revolving line of credit, was $58,579 and $63,318 for the quarters ending September 30, 2002 and 2001, respectively.

Net Loss. Our net loss decreased to $896,067, or $0.05 per share, from $2,355,534, or $0.15 per share, for the three months ended September 30, 2002 and 2001, respectively. We expect our net loss for the three months ended December 31, 2002 to be equal to or slightly lower than the $896,067 loss recorded for the three months ended September 30, 2002.

Nine Months Ended September 30, 2002 and 2001

Revenue. Revenue increased 22% to $17,439,801 for the nine months ended September 30, 2002 from $14,293,586 for the nine months ended September 30, 2001. The increase in revenue is primarily due to an approximate 44% increase in the number of student enrollments in online courses begun in the Summer and Fall academic terms compared to the same academic terms in 2001. Student fees from eCourse and eCompanion enrollments increased 40% and represented $13,216,238 and $9,412,875 of total revenue for the nine months ended September 30, 2002 and 2001, respectively. Campus and course fees represented $2,973,364 and $3,537,652 of total revenue, respectively, for these same periods, reflecting the fact that more customers are self-developing their online courses in 2002. In accordance with our revenue recognition policies, included in campus and course fees for the nine months ended September, 30 2002, was the recognition of $241,639 of previously deferred revenue related to the cessation of our obligations to provide campus hosting and course development services to certain customers based on contract terms or expirations. NIST grant revenue decreased to $0 from $555,080 for the nine months ended September 30, 2002 and 2001, respectively, due to the expiration of our grant in April 2002. Other revenue includes professional consulting revenue of $889,024 and $571,233, respectively, for these same periods.

Cost of Revenue. Cost of revenue decreased to $8,583,152 for the nine months ended September 30, 2002 from $10,670,832 for the nine months ended September 30, 2001. Our cost of revenue decreased primarily due to a reduction in the estimated costs to be incurred under our Grant Program and the related decrease in our Grant Program liabilities, reduced personnel costs for our operations and account management groups and reduced outside consulting expenses. The reduction in the contract loss accrual related to our Grant Program resulted in a net reduction of cost of revenue expenses of $195,285 for the nine months ended September 30, 2002 compared to a net increase in cost of revenue expenses of $1,182,003 for Grant Program activities for the nine months ended September 30, 2001. Our average number of personnel in the operations and account management areas decreased to 99 in the nine months ended September 30, 2002 from 136 in the same period in 2001, as we were able to improve on our operating efficiencies of our course development, help desk and consulting services while also concluding our NIST research program. Amortization expense related to our capitalized software costs for the nine months ended September 30, 2002 and 2001 was $940,877 and $627,251, respectively.

Gross Profit. We realized a gross profit of $8,856,649 for the nine months ended September 30, 2002 as compared to a gross profit of $3,622,754 for the nine months ended September 30, 2001. The favorable increase of $5,233,895 in gross profit was primarily due to the increase in our student fees, which have a higher contribution margin than most of our other revenue sources, improved utilization of our professional services staff and consulting expenses as we continue to improve the technology and business processes used to develop campuses and courses for our customers, and realization of operating leverage on the fixed nature of our data center expenses as our revenue increased. Also contributing to the increased gross profit was the reduction of estimated total costs related to our Grant Program.

Product Development. Product development expenses of $4,275,933 for the nine months ended September 30, 2002 were approximately 13% higher than the $3,798,884 expenses incurred for the nine months ended September 30, 2001. As we continue to internally design and develop enhanced features for our course management platform and other product offerings, our personnel cost in the development group have increased. However, the increase in personnel costs was partially offset by a decrease of $150,697 in external consulting expense incurred during the nine months ended September 30, 2002, as compared with the same period in 2001. Our development staff remained consistent with an average of 52 employees for 2002 and 2001.

Selling and Marketing. Selling and marketing expenses decreased to $4,174,144 for the nine months ended September 30, 2002 from $5,745,138 for the nine months ended September 30, 2001. The decrease was partially due to decreases in direct mail and trade conference expenses of $503,790, which were somewhat offset by increased promotion costs of $100,128, as we focus on more activities directed at key decision makers within our target market. Our marketing personnel costs decreased, as we were staffed with an average of 9 marketing-related employees during the nine months ended September 30, 2002, down from an average of 14 such employees in 2001.We also had a decrease in outside consulting services of $315,608, while depreciation expense associated with these groups decreased $139,461 from the same period last year. Marketing expenses associated with the Grant Program for the nine months ended September 30, 2002 were $213,044 less than those in the same period last year.

General and Administrative. General and administrative expenses decreased to $4,642,401 for the nine months ended September 30, 2002 from $5,516,856 for the nine months ended September 30, 2001. The decrease was primarily due to a decrease in executive compensation, severance and amortization of deferred compensation, as well as other cost savings due to improved efficiencies. Amortization of deferred compensation decreased by $446,336 to $140,630 in the nine months ended September 30, 2002 from $586,966 in 2001. Other administrative cost savings related to consulting and other outside services combined with savings in conference expenses have outweighed slight increases in travel, corporate insurance and building occupancy costs. Expenses related to our corporate headquarters move were $187,247 for the nine months ended September 30, 2002.

Other Income (Expense). Interest and other income, which consists primarily of interest earnings on our cash and cash equivalents and short-term investments, decreased to $145,389 for the nine months ended September 30, 2002, from $707,601 for the nine months ended September 30, 2001. This decrease is primarily due to a decrease in cash invested in interest bearing securities as a result of the use of such cash in our operations. Interest expense, primarily related to our capital lease lines of credit and borrowings on our revolving line of credit, was $188,920 and $205,862 for the nine months ended September 30, 2002 and 2001, respectively.

Net Loss. Our net loss decreased to $4,279,360, or $0.26 per share, from $11,087,834, or $0.68 per share, for the nine months ended September 30, 2002 and 2001, respectively.

Liquidity and Capital Resources

The Company's cash and cash equivalents decreased $3,518,521 from $16,625,705 at December 31, 2001, to $13,107,184 at September 30, 2002. The decrease from December 31, 2001 was primarily due to cash used in operating activities of $2,849,941 and investments in fixed assets of $1,434,964, offset by cash provided by financing activities of $766,384, including a net increase on our outstanding line of credit of $438,000.

We have financed the majority of our operations through the issuance of equity securities. We have sold common stock and preferred stock generating aggregate proceeds of $85,428,509 from inception through September 30, 2002, including our initial public offering. We used the net proceeds from our equity financings for funding capital expenditures and supporting sales, marketing, product development activities, expanding our data center, investing in short-term marketable securities with maturities of one year or less, enhancing new accounting and financial information systems and for other expenses associated with our growth.

We have leased $2,244,057 of equipment under a $2,500,000 sale-leaseback agreement entered into in the second quarter of 2000. At the end of the initial 36-month lease term, we will purchase the equipment for 8.5% of the amount drawn. We have leased $1,320,217 of equipment under a $1,500,000 sale-leaseback agreement entered into in the second quarter of 2001. At the end of the initial 36-month lease term, we will purchase the equipment for 8.25% of the amount drawn. The lease agreements contain certain financial covenants; all of which we were in compliance with as of September 30, 2002. These leases are treated as capital leases for accounting purposes. The weighted average interest rate of borrowings under the capital lease agreements was 12% as of September 30, 2002.

We have a $3,000,000 revolving line of credit with a maturity date of March 29, 2003. The facility is secured by all of our assets. The facility contains covenants limiting our ability without the bank's approval to obtain additional debt financing or to enter into mergers and acquisitions, as well as certain other financial covenants; all of which we were in compliance with as of September 30, 2002. The interest rate on the revolving line of credit is an adjustable rate of prime, which was 4.75% as of September 30, 2002, plus 1.25%. In December 2001, the Company drew $2,500,000 from the revolving line. The entire $2,500,000 draw was subsequently repaid in January 2002. In March 2002, the Company drew $3,000,000 from the revolving line. The entire $3,000,000 was repaid in April 2002. In June 2002, the Company drew $2,938,000 from the revolving line. The entire $2,938,000 draw was repaid in July 2002. In September 2002, the Company drew $2,938,000 from the revolving line, which remained outstanding at September 30, 2002. The entire $2,938,000 draw was repaid in October 2002. During the remainder of 2002 we anticipate drawing on our line of credit only for short-term periods.

Off-Balance Sheet Operating Lease Obligations

The Company leases office space and equipment under various non-cancelable operating leases. At September 30, 2002 the aggregate future minimum lease commitments were as follows:

Year ending December 31,
2002	$ 234,168
2003	1,108,217
2004	940,029
2005	909,358
2006	904,732
Thereafter	678,549
________
$ 4,775,053
========

We expect our current cash, cash equivalents and short-term investments, together with cash generated from operations, to meet our working capital and capital expenditure requirements for at least the next twelve months. Because we expect to incur a net loss for the remainder of the current year, our cash and cash equivalents may decrease as necessary to fund such losses and make capital investments.

Although at this time our plans do not require us to raise additional capital, in the future, we may desire to raise additional capital. In the event that we choose to raise additional capital, we cannot assure that additional funds will be available or that funds will be available on terms favorable to eCollege. Our desire to raise additional funds could also directly and adversely affect our stockholders' investment in our common stock. When a company raises funds by issuing shares of stock through additional public offerings or exercised stock options, the percentage ownership of the existing stockholders of that company is reduced or diluted. If we raise funds in the future by issuing additional shares of stock, stockholders may experience dilution in the value of their shares.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position, operating results or cash flows due to adverse changes in financial market prices and rates. The Company is, or may become, exposed to market risk in the areas of changes in interest rates and changes in foreign currency exchange rates as measured against the United States dollar. These exposures are directly related to our normal operating and funding activities. Historically, and as of September 30, 2002, we have not used derivative instruments or engaged in hedging activities.

Additionally, the Company does not have significant exposure to changing interest rates on invested cash, which was $12,513,566 at September 30, 2002. Historically we have invested available cash in money market accounts, certificates of deposit and investment grade commercial paper that generally had maturities of three months or less, as well as debt securities of United States government agencies and corporate bonds. Our short-term investment portfolio is managed on a discretionary basis by a third party, subject to our investment policy. The Company's investment policy requires that its investment portfolio be limited to investment securities of less than one year in maturity. Furthermore, as a result of a change in the Company's investment policy during the third quarter of 2001 to limit risk exposure, all of our invested cash is in money market accounts as of September 30, 2002. As a result, the interest rate market risk implicit in these investments at September 30, 2002, is low. However, factors influencing the financial condition of securities issuers may impact their ability to meet their financial obligations and could impact the realizability of our securities portfolio. The Company has not undertaken any other interest rate market risk management activities.

A hypothetical ten percent change in market interest rates over the next year would not have a material effect on the fair value of the Company's debt instruments or its cash equivalents, nor would it materially impact the Company's earnings or cash flow associated with the Company's cash investments. Although the Company's revolving line of credit bears interest at an adjustable rate of prime plus 1.25%, a hypothetical ten percent change in the market rates as of September 30, 2002 would not have a material effect on the Company's earnings and cash flows in 2002, as the entire borrowings outstanding at December 31, 2001, March 31, June 30, 2002, and September 30, 2002 were repaid on January 2, 2002, April 1, 2002, July 1, 2002, and October 1, 2002 respectively.  During the remainder of 2002 we anticipate drawing on our line of credit only for short-term periods.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures: The Company's Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c)) as of a date within 90 days of the filing date of this quarterly report (the "Evaluation Date"), have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were effective to ensure that material information relating to the Company and its consolidated subsidiary would be made known to such officers on a timely basis. The Company has also established a Disclosure Committee, comprised of the Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, Sr. Vice President of Market and Product Management, Sr. Vice President of Professional Services, and General Counsel.

Change in internal controls: Since the date of its most recent evaluation of internal controls, the Company has made no significant changes in, nor taken any corrective actions regarding, internal controls or other factors that could significantly affect these controls.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not a party to any material legal proceedings.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On December 15, 1999, the Company consummated its initial public offering of its common stock. The registration statement relating to the offering (File No. 333-78365) was declared effective on December 14, 1999. The Company registered and sold a total, including the underwriters' overallotment, of 5,500,000 shares with aggregate registered proceeds of $60,500,000. At the time of the initial public offering, 4,150,402 shares of the Company's Series A, B, and C preferred stock were converted to 4,150,402 shares of common stock.

The net offering proceeds to the Company were $56,265,000, of which $5,115,000 related to the exercise of 500,000 shares of the underwriters' over-allotment option on January 13, 2000. As of September 30, 2002, we have used approximately: $2,050,000 to repay bank debt; $38,533,000 to fund operations and provide working capital; and $7,375,000 to purchase computer equipment, software, furniture and fixtures. None of the net proceeds of the offering were paid directly or indirectly to any of our directors, officers, general partners or their associates, or persons owning 10% or more of any class of our equity securities. We expect to use the remainder of the proceeds for working capital and general corporate purposes.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Stockholders ("Annual Meeting") was held on August 14, 2002. A total of 12,454,478 shares of common stock, par value $0.01 per share, were present at the Annual Meeting, either in person or by proxy, constituting a quorum. The matters voted upon at the Annual Meeting by the stockholders consisted of the three proposals set forth in the Company's definitive Proxy Statement, dated July 15, 2002.

The first proposal related to the election of six persons to serve on the Company's Board of Directors. The nominees were each elected and received, respectively, the following votes:

Director	For	Withhold

Oakleigh Thorne	10,428,009	2,026,469
Jack W. Blumenstein	12,018,259	436,219
Christopher E. Girgenti	11,831,717	622,761
Jeri L. Korshak	12,017,089	437,389
Robert H. Mundheim	12,018,259	436,219
Douglas H. Kelsall	10,422,353	2,032,125

Each of the other stockholder proposals was accepted as detailed below.

Proposal	For	Against	Abstentions

Proposal 2, proposal regarding amendment & restatement of Company's 1999 Option Plan	11,613,263	821,439	19,776

Proposal 3, proposal regarding Ratification of Independent Auditors	12,440,657	9,544	4,277

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

Exhibit Number	Description
_________	_____________________________________
10.33	Amendment to Employment Agreement dated as of July 18, 2002 between the Company and Douglas H. Kelsall
10.34	Employment Agreement dated as of September 6, 2002 between the Company and Robert S. Haimes
10.35	Employment Agreement dated as of July 31, 2002 between the Company and Ward R. Huseth
10.36	Employment Agreement dated as of July 31, 2002 between the Company and Matthew Schnittman
10.37	First Amendment to Lease Agreement dated September 30, 2002 between Company and Bedford Property Investors, Inc.
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
________

(b) The Company filed a report on Form 8-K on July 1, 2002 to announce a change in public accountants.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in Denver, Colorado, on this 13th day of November, 2002.

eCollege.com
/s/ Oakleigh Thorne
Name: Oakleigh Thorne
Title: Chief Executive Officer and Chairman of the Board of Directors
(principal executive officer)

/s/ Douglas H. Kelsall
Name: Douglas H. Kelsall
Title: Executive Vice President, Chief Financial Officer, Treasurer and Secretary
(principal financial officer)

/s/ Ward R. Huseth
Name: Ward R. Huseth, C.P.A.
Title: Chief Accounting Officer

Certification of the Chief Executive Officer

I, Oakleigh Thorne, Chief Executive Officer of eCollege.com (the "Company"), hereby certify that:

(1) I have reviewed the report of the Company on Form 10-Q for the quarterly period ended September 30, 2002, as filed with the Securities and Exchange Commission (the "Report");

(2) Based on my knowledge, the report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by the Report;

(3) Based on my knowledge, the financial statements and other financial information included in the Report fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in the Report;

(4) I, together with the other certifying officer, am responsible for establishing and maintaining disclosure controls and procedures for the Company and have:

(i) Designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiary, is made known to me by others within those entities, particularly during the period in which the Report was being prepared;

(ii) Evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of the Report (the "Evaluation Date"); and

(iii) Presented in the Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) I, together with the other certifying officer, have disclosed, based on our most recent evaluation, to the Company's auditors and audit committee of the board of directors:

(i) All significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

(ii) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

(6) I, together with the other certifying officer, have indicated in the Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

   /s/ Oakleigh Thorne
Oakleigh Thorne
Chief Executive Officer

Certification of the Chief Financial Officer

I, Douglas H. Kelsall, Chief Financial Officer of eCollege.com (the "Company"), hereby certify that:

(1) I have reviewed the report of the Company on Form 10-Q for the quarterly period ended September 30, 2002, as filed with the Securities and Exchange Commission (the "Report");

(2) Based on my knowledge, the report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by the Report;

(3) Based on my knowledge, the financial statements and other financial information included in the Report fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in the Report;

(4) I, together with the other certifying officer, am responsible for establishing and maintaining disclosure controls and procedures for the Company and have:

(i) Designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiary, is made known to me by others within those entities, particularly during the period in which the Report was being prepared;

(ii) Evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of the Report (the "Evaluation Date"); and

(iii) Presented in the Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) I, together with the other certifying officer, have disclosed, based on our most recent evaluation, to the Company's auditors and audit committee of the board of directors:

(i) All significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

(ii) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

(6) I, together with the other certifying officer, have indicated in the Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

   /s/ Douglas H. Kelsall
Douglas H. Kelsall
Chief Financial Officer