Form 10-K
period 2002-12-31
ECOLLEGE COM
filed 2003-03-28
CIK 1085653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2002

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number 000-28393

eCollege.com
(Exact name of registrant as specified in its charter)

Delaware	84-1351729
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)
4900 South Monaco Street, Denver, Colorado	80237
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code (303) 873-7400
Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act:
Common Stock
(Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ] No

Indicated by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes [  ]  No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 28, 2002, was approximately $43,608,686.

As of March 7, 2003, 16,431,954 shares of our common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

FORM 10-K

For the Year Ended December 31, 2002

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

ITEM 1: BUSINESS

The Company

eCollege.com ("eCollege" or the "Company") is a leading provider of technology, products and services that enable colleges, universities, primary and high schools ("K-12 schools"), and corporations to offer an online environment for distance, on-campus and hybrid learning. Our technology enables our customers to reach a large number of students who wish to take courses at convenient times and locations via the Internet. Our customers can also use our technology to supplement their on-campus courses with an online environment. Additionally, we offer services to assist in the development of online programs, including online course and campus design, development, management and hosting, as well as ongoing administration, faculty and student support.

Our mission is to power the success and growth of our customers' online distance and hybrid education programs by providing industry leading technology and support services. Our strategy to achieve this mission is to provide products, services and technology as an integrated solution, delivering all of the critical success factors for online program success and growth. Our per enrollment student technology service fees cover the majority of an institution's total-cost-of-ownership for the technology and support needs of its online program. This model allows an institution to undertake an online program with relatively minimal upfront costs, and thus minimal financial risk.

Our target market is made up of publicly-traded for-profit higher education companies, public and private universities, community colleges, career commuter colleges and virtual K-12 schools in the United States and Canada that have distance education as a component of their business. In addition, we evaluate opportunities for potential international customers as they arise.

eCollege International, Inc.

eCollege International, Inc. is a wholly owned subsidiary of eCollege and was incorporated in the state of Colorado on January 9, 2002. eCollege and its wholly owned subsidiary are collectively referred to herein as "eCollege" or the "Company."

On June 5, 2002, eCollege International, Inc. agreed to provide services valued at $25,000 as an initial 25% capital contribution in the formation of Knowledge Access FZ-LLC (the "Joint Venture"), a free zone, limited liability company incorporated in Dubai Internet City, Dubai, United Arab Emirates. An unrelated company agreed to contribute $75,000 of cash as its initial capital contribution to the Joint Venture, representing a 75% equity interest. The mission of the Joint Venture is to replicate and market the products and services of eCollege to institutions located in certain specified countries in the Middle East and certain neighboring countries. The agreement is limited to educational institutions and corporations located within this territory and does not impact students in this territory that may be enrolled in courses offered by institutions outside of this territority. eCollege International, Inc. is represented on the Joint Venture's Board of Directors by two of five appointed Directors. The Joint Venture's Board is currently in negotiations concerning increased capitalization of the Joint Venture. Any increase in the Joint Venture's capital shall be implemented through additional contributions in the ratio of 25% to 75%, with eCollege International, Inc.'s 25% contribution being made in the form of a license of eCollege's software that would be limited to the Joint Venture's geographic region of operation. Neither eCollege nor eCollege International, Inc. is required to make any cash contributions under the Joint Venture Agreement.

Our Solution

Our technology, products and services are designed to be flexible to support the success and growth of the online educational programs of our target market. As an application service provider ("ASP"), we provide our customers access to our software products, consisting of online campuses, courses, and course supplements, through hosting services in our reliable data centers. We also provide services complementing our software, including design, development, and management of online campuses and courses, as well as ongoing administration, faculty and student support. Our suite of products and services enables customers to either completely outsource the development of their online campus and courses, or to select individual products and services to meet their unique needs.

The eCollege SystemSM. The eCollege System consists of our services and software that create and support the operational and academic needs of our customers for their online programs and includes: eCollege Teaching SolutionsSM, eCollege Program Administrative SolutionsSM, and our Technology Infrastructure.

eCollege Teaching Solutions. eCollege Teaching Solutions are our products and services that support the development and efficient management of quality online courses and the training of online instructors. The eCollege AU+SM Course Management System ("CMS") is our teaching and learning system for online course delivery. Among the advancements from eCollege AUSM, our prior CMS version, eCollege AU+ increases the efficiency of assignment management, introduces new content authoring capabilities, and integrates all course calendars into a single downloadable calendar. We work with faculty to convert courses for online delivery and to provide online supplements for on-campus courses. The eCollege Teaching Solutions include the following:

  eCourseSM and eCompanionSM. eCourse, our fully-online course designed for distance learning and hybrid learning (which encompasses both online and face-to-face class sessions), includes applications necessary for course management, outlining assignments, facilitating class discussions, conducting lectures, testing, grading and interacting with and among students. The majority of our revenue is derived from student technology service fees charged for enrollments in eCourses. eCompanion, our lower-priced course supplement, offers customers a choice of most of the functions of eCourse, and provides professors and instructors with the tools necessary to create an interactive online component to supplement traditional on-campus courses. Our self-authoring tools allow our customers to change and update their online courses and course supplements without any programming or HTML experience.

  Help Desk. eCollege provides assistance to students, faculty and administrators 24 hours a day, 365 days a year. We are staffed to ensure technical questions related to the eCollege System are resolved quickly and effectively.

  Course Development and Support, Instructional Design Consulting and Training, and Content Solutions. We offer course development services to help customers reduce the time it takes to develop new course offerings, create enhancements for existing courses with new learning objects or multi-media and convert existing course content from other companies' CMSs. Our online instructional designers help institutions provide quality courses, instruction and programs through our product and service offerings, including consultations, course audits, faculty trainings, self-assessment and development, and retention strategies. We also partner with leading textbook and new media publishers to provide educators and students academically focused content resources and accessed through the eCollege system.

eCollege Program Administrative Solutions. The eCollege Program Administrative Solutions include our products and services that provide assistance and tools to our customers' administrators to assist them in enhancing overall program quality and efficient administration. These products and services include:

  Gateway CampusSM and CampusPortalSM. Gateway Campus and CampusPortal are our online campus portal products, which offer community, academic and administrative functions similar to a physical college campus. The Gateway Campus provides access to online campus services, courses and course supplements, and includes faculty and administrative services. Our customers can choose to add premium features such as streaming audio and video, interactive course catalogs, online admissions forms, and online registration to their Gateway Campus. CampusPortal offers a range of options, including online campus services, access to online courses and course supplements, and online community access, and includes a Web-based front-end to, and integration with, existing back-office systems for registrations, calendars, evaluations, personal homepages, bookstore and library, administrative student services, fee collections, academic advising, career counseling, financial aid, as well as departmental calendars, events, and college and university clubs and associations. Through our campus services offerings, customers receive administrative and implementation services such as online campus design and implementation.

  Program Management and Reporting. Every customer is assigned a client services consultant and a back-up team to provide assistance with term and course administration, user management, and to ensure that the customer's communications and reporting needs are met. We also offer our customers a wide range of standard reports, including activity usage and enrollment reports, which analyze student data to help customers manage their online programs. In addition, we can create custom reports for our customers unique to their individual needs.

  Evaluation Solutions. Evaluation Solutions are comprehensive Internet-based products that automate the entire course and instructor evaluation process. These products allow the customer to gather data from students and faculty online, and then aggregate the data into reports to help monitor course and program quality and instructor effectiveness.

  Technical Consulting. Our software development team offers custom technical teaching/consulting to meet an institution's unique needs, whether it be for a special eLearning-related application, customized brochure website and CampusPortal system, or for integrating our customers' online programs with their student information systems and other enterprise-wide applications through our open platform initiative.

Technology Infrastructure. eCollege's Technology Infrastructure provides our customers with a turnkey online program solution, and offers reliability, scalability, accessibility, security and performance designed to provide program stability and growth. The reliability of an institution's online learning environment and support services can affect its faculty and student satisfaction, and thus its student completion, retention and graduation rates. Our Technology Infrastructure consists of:

  Internet Connectivity. To ensure maximum up-time for our customers, we provide (i) full OC-3 and Gigabit Ethernet connections to ten Tier I Internet providers, which provides private peering relationships to encourage Internet traffic to travel over the least congested routes available, (ii) multiple providers to insure instant data rerouting if one of the connections should ever fail, (iii) .Alt Access™ - a completely separate alternate network path to a customer's website, and (iv) world-wide network and application performance monitoring.

  Hardware and Software. We provide our customers with all of the necessary hardware and software to run and operate a fully online educational program, which frees the customer from the costs and risks associated with technical obsolescence.

  Hosting. As an ASP, we host our software for our customers in our highly reliable and scalable hosting environment, allowing customers to provide their online programs through a standard Web browser. We have two commercial data centers, and have built redundancy into every critical area of the eCollege System, including security, switches, communication servers, network management, Web servers, application servers, database servers, and data storage, which resulted in 99.99% internal system availability to our customers during 2002.

  Product Advancement. Our development and quality assurance teams not only focus on features and functionality, but also on the usability and scalability of our products. All new product development initiatives go through a rigorous definition, development and quality assurance process. Furthermore, because of our ASP model, anytime we release an upgrade or enhancement to our Teaching Solutions or Program Administrative Solutions, all of our customers have immediate access to the benefits of the new product offering.

Customers

We first began delivering our products and services in 1996. As of December 31, 2002, we had non-exclusive contracts with 260 customers, located primarily in the United States and Canada. Our customers include some of the fastest growing and largest programs for online degrees, certification and professional development. eCollege serves publicly-traded for-profit education companies, public and private universities, community colleges, career commuter colleges, state departments of education, and K-12 school districts. In addition, we have contracts with several providers of continuing education and corporate training. Although no one customer accounted for 10% or more of our revenue during 2002, our top 30 customers accounted for 67% of our total revenue. The loss of one or more of these customers without the addition of comparable new customers could have an impact on our ability to sustain our revenue growth. One of our largest customers, which accounted for 9% of our revenue in 2002, has notified us that it does not intend to renew its guaranteed minimum contract with us when it expires in April 2004. We expect this customer to generate approximately 7% of our revenue in 2003, however, we believe that we will be able to sustain our revenue growth in 2003 and 2004 based on the addition of new customers and the expected growth from our other existing customers.

Our objectives are to continue to expand our presence within our target market and to further evaluate international market opportunities. The key elements of our growth strategy are to:

Increase Online Programs, Course Offerings and Enrollments with Existing Customers. In order to increase the number of online programs, course offerings and student enrollments of our existing customers, we have assigned our account executives within the Account Management department to be responsible for all aspects of account management for our largest potential distance education programs. The responsibilities of the account executives include sales to existing customers by promoting additional online undergraduate and graduate degree and certificate programs, and facilitating the addition of online courses within online programs. Account executives are located regionally throughout North America, allowing them to maintain close contact with existing customers on an on-going basis. This strategy is further supported by our client service representatives who address the day-to-day needs of our customers in managing their online programs.

Add Additional Colleges and Universities. Using a focused regional approach, we are actively targeting colleges and universities that have a significant existing distance education program or show the potential to develop one. This criteria for new customers could translate into fewer customers than we've had in the past, however we expect our average revenue per customer to increase. To generate qualified leads, we concentrate on selling to this market through our regional directors within the New Business Development department, and through direct marketing to key decision-makers, generally senior administrators, faculty, chief financial officers and information technology administrators. The regional directors communicate our value proposition through sales tools and presentation materials that demonstrate our superior technology and service offerings, the total-cost-of-ownership for higher education institutions, and formulas for a successful online program.

Increase On-Campus Adoptions to Solidify and Grow Distance Education Relationships. In order to further penetrate the distance education market, we feel it is important to develop a greater presence in the lower-margin on-campus market for key customers. To accomplish this, we have begun offering our on-campus product and service offerings at significantly reduced prices for customers that demonstrate a commitment to building or maintaining a large distance education program. This pricing strategy is designed to encourage further familiarity of our Teaching Solutions software with students who have never taken online distance courses as well as with on-campus faculty who may also wish to teach online in a distance education program. We will also continue to expand our product offerings, including increasing the flexibility of how our products may be deployed.

Add Additional K-12 Customers and Evaluate International Opportunities as they Arise. We have sales representatives focused solely on virtual high schools, which are state or district-wide initiatives to provide online courses and/or course supplements to students throughout their geographic areas, and large K-12 school districts that have a desire to provide access to students through an online environment. We continue to evaluate opportunities for developing business in select international markets and will allocate resources as appropriate.

Sales and Marketing

Sales. We target prospective customers in the United States and Canada. We have a sales force solely responsible for new business development, most with a background in education and/or technology. Our sales force is compensated with a combination of salary and commissions. We divide the New Business Development department into two groups: higher education and K-12 sales, each managed by a vice president who is responsible for regional directors who are located within the geographic territories they serve. Our regional directors focus exclusively on selling to institutions with large distance programs or with the potential for a large distance program within a clearly defined target account list for each geographic region.

Once a customer contracts with us, the account is assigned to our Account Management department, which is responsible for leveraging the satisfaction of our contacts within existing programs to encourage the addition of online programs for new schools or departments within customers' institutions. The Account Management department also promotes and sells additional products and service offerings to our customers for their existing programs and provides assistance to program administrators to ensure that customers' communications and reporting needs are met.

Marketing. We have marketed our technology and services through a combination of print and online media advertising, trade shows, eCollege-sponsored symposiums, speaking engagements and and direct marketing. Our website has been designed as one of our primary marketing communications tools, incorporating a demonstration and trial of the eCollege System, information on industry news and trends, and other important events in online learning. We have also advertised in industry periodicals to address key decision-makers in our target market. We also use press releases and communications to the news and trade media to promote online learning and our customers' programs to further increase online student enrollments. We are currently focusing our marketing activities to include more direct marketing to decision-makers in our target markets and continuing to strengthen our brand identity by participating in trade shows, conferences and executive speaking engagements.

Technology

Our technology strategy is to employ the best available software on stable and scaleable platforms. All of our software products contain our proprietary software, which we have created using a combination of our custom software and widely-available software products we license from third parties. To create the custom components of our software, we employ Microsoft's most current and commonly used Internet programming technologies, allowing applications to communicate and share data over the Internet. We rely on copyrights, trademarks, servicemarks, patents, trade secrets, and employee and third-party non-disclosure agreements to protect our proprietary software.

Because our current business depends on our ability to host Web-based software applications for our customers, one of our primary technical goals is to provide a highly reliable, fault tolerant system. To do so, we have made substantial investments in systems monitoring, fault handling, technology redundancy, and other system up-time enhancements. For example, we continuously monitor our customers' online campuses and our own core systems for availability. All of our primary servers contain fault-tolerant disk storage technology, backup network cards and power supplies, which eliminate the possibility of a single point of failure in our servers and reduce downtime. Our database servers contain the latest clustering technology that uses a combination of scaleable hardware and Microsoft software technologies. We maintain sophisticated "firewall" technology to prevent access by unauthorized users and to minimize known vulnerabilities to system security. We also have Intrusion Detection Systems and offer SSL (Secure Socket Layer) encryption for sensitive data, and VPN (Virtual Private Network) access to safely transfer data.

Our products are delivered to our customers from a network of centralized Web servers. Our Web servers are located in two data centers, commonly known as Web "server farms," which provide us with scaleable, high bandwidth Internet connections. Our primary facility is co-located at ViaWest Internet Services, Inc. in Denver, Colorado, and our back-up facilities are located at our corporate headquarters. Having multiple data centers provides us with the capability to provide backup in the case of failure of a data center, thereby mitigating or eliminating customer downtime. Our investment in our technology allowed us to deliver 99.99% internal system availability to our customers during 2002.

Competition

The online learning market is quickly evolving and is subject to rapid technological change. The market is highly fragmented with no single competitor accounting for a dominant market share. We believe that the principal competitive factors in our market include:

  the ability to provide high quality online learning, meeting the needs of colleges, universities, K-12 schools, and corporations, as well as students;

  reliability, with up-time being the significant measure of performance;

  adaptability, scaleability, security and the ability to integrate other technology-based products;

  the ability to offer a full complement of products, services, and hosting capabilities as a single-source provider;

  vendor financial viability and company reputation;

  competitive pricing; and

  the quality of implementation and support teams.

Our competitors vary in size and in the scope and breadth of the products and services they offer. Some colleges and universities construct online learning systems utilizing in-house personnel and create their own software or purchase software components from a vendor. Therefore, we face significant competition from a variety of entities including software companies with specific products for the college and university market, and service companies that specialize in consulting, system integration and support in the eLearning industry. Other competitors in this market include a wide range of education and training providers using video, mail correspondence, CD-ROM, and live online training.

Seasonality

Because the majority of our revenue is derived from the number of students our customers have enrolled in online courses delivered on our course management system, our results of operations are impacted somewhat by the seasonality inherent in the traditional academic calendar. However, in 2002, we continued to see our customers offer more non-traditional course terms, which has mitigated the seasonality of our results. We expect this trend to continue in the future. Our operating expenses are relatively fixed in nature and seasonal fluctuations in revenue will result in seasonal fluctuation in our operating results. As a result, sequential quarter-to-quarter financial results are not directly comparable.

Intellectual Property And Proprietary Rights

The Company relies upon federal statutory and common law copyright, trademark and servicemark law, patent law, trade secret protection and confidentiality and/or license agreements with its employees, customers, partners and others to protect its proprietary rights. In October 2002, we received notice of registration of our patent number 6,470,171 with the United States Patent and Trademark Office ("USPTO"), covering many key features of the eCollege System. eCollege has additional patent applications filed with the USPTO covering other key features of our software. In September, 2002, we received notice of registration of our servicemark for "eCollege.com." We have applied for registration in the United States for eCollegeSM, and we will continue to evaluate the registration of additional servicemarks as appropriate.

Employees

As of March 7, 2003 we employed 210 people: 91 employees were engaged in operations and account management; 32 employees were engaged in sales and marketing; 54 employees were engaged in product development; and 33 employees were engaged in general administration and management, including our Chief Executive Officer, our Executive Vice President and Chief Financial Officer, 10 individuals in our Finance and Legal departments, 10 staff to maintain our corporate network and management information systems, and 11 employees in other administrative departments. None of our employees are subject to any collective bargaining agreements, and we consider our relations with our employees to be good.

ITEM 2. PROPERTIES

Our corporate headquarters are located in Denver, Colorado. We moved into our current headquarters facility in July 2002. Our headquarters encompasses approximately 47,600 square feet and is held under a lease which expires on September 30, 2007. We have the option to extend this lease for two additional periods of three years each. We also lease office space at our former headquarters location under a separate lease, which expires on April 30, 2003, which we do not intend to renew. The expiration of the additional lease will result in a decrease of $105,000 of rent expense on a quarterly basis. We believe our existing headquarters are adequate for our current requirements, as we have capacity for approximately 300 total employees, and that additional space can be obtained on commercially reasonable terms to meet any future requirements.

ITEM 3. LEGAL PROCEEDINGS

The Company is exposed to asserted and unasserted legal claims encountered in the normal course of business. We believe that the ultimate resolution of any such matters will not have a material adverse effect on the operating results or the financial position of the Company.

In December 2002, the Company was named as a defendant in the lawsuit captioned IP Innovation, LLC, Plaintiff vs. Thomson Learning, Inc., eCollege.com, Digitalthink, Inc., Docent, Inc., Blackboard, Inc., Global Knowledge Network, Inc., and The Princeton Review, Inc., Defendants, Case No. H-02-2031, In the United States District Court for the Southern District of Texas, Houston Division. The lawsuit was originally captioned IP Innovation, LLC, Plaintiff vs. WebCT, Inc., and Thomson Learning, Inc, Defendants, Case No. H-02-2031, In the United States District Court for the Southern District of Texas, Houston Division. The case involves claims of patent infringement. Although no assurances can be given that this matter will be resolved in the Company's favor, we believe that the case is without merit, and that the ultimate resolution of the lawsuit will not have a material adverse effect on the operating results or the financial position of the Company. We intend to vigorously defend against this claim.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of 2002, the Company did not submit any matters for a vote by the Company's stockholders.

PART II

ITEM 5. MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

eCollege's common stock has been traded on the NASDAQ Stock Market under the symbol "ECLG" since December 15, 1999. The following table sets forth the high and low sales prices of the Company's common stock for the periods indicated and are as reported on the NASDAQ Stock Market.
	High	Low
Year ended December 31, 2001
1st Quarter	$ 7.22	$ 1.88
2nd Quarter	$ 3.39	$ 2.00
3rd Quarter	$ 4.85	$ 2.98
4th Quarter	$ 4.01	$ 2.00
Year ended December 31, 2002
1st Quarter	$ 3.44	$ 2.50
2nd Quarter	$ 4.50	$ 3.05
3rd Quarter	$ 4.80	$ 2.75
4th Quarter	$ 3.80	$ 2.75

The closing price on March 7, 2003 was $4.25.

As of March 7, 2003, there were approximately 128 stockholders of record of our common stock.

The Company has never paid cash dividends on its stock, and is currently precluded from doing so under its borrowing agreements. The Company currently intends to retain all future earnings, if any, for use in the operation of its business. Accordingly, the Company does not anticipate paying cash dividends on its common stock in the foreseeable future.

Changes in Securities and Use of Proceeds

On December 15, 1999, the Company consummated its initial public offering of its common stock. The registration statement relating to the offering (File No. 333-78365) was declared effective on December 14, 1999. The Company registered and sold a total of 5,500,000 shares with an aggregate registered price of $60,500,000. At the time of the initial public offering, 4,150,402 shares of the Company's Series A, B, and C preferred stock were converted to 4,150,402 shares of common stock.

The net offering proceeds of the Company's December 1999 initial public offering were $56,265,000, of which $5,115,000 related to the exercise of 500,000 shares of the underwriters' over-allotment option on January 13, 2000. As of December 31, 2002, we have used approximately: $2,050,000 to repay bank debt; $37,854,000 to fund operations and provide working capital; and $7,578,000 to purchase computer equipment, software, furniture and fixtures. None of the net proceeds of the offering were paid directly or indirectly to any of our directors, officers, general partners or their associates, or persons owning 10% or more of any class of our equity securities. We expect to use the remainder of the proceeds for working capital and general corporate purposes.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth our summary financial data. You should read this information together with the Financial Statements and the Notes to those statements beginning on page 41 of this Annual Report on Form 10-K and the information under "Selected Financial Data" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

	Years Ended December 31,
	2002	2001	2000	1999	1998
	(In thousands, except share and per share data)
Statement of Operations Data:
Revenue:
Student fees	$ 18,058	$ 13,054	$ 7,037	$ 2,300	$ 579
Campus and course fees	3,969	4,718	4,402	1,950	1,086
Other	1,665	2,075	1,100	401	-
	__________	__________	__________	__________	__________
Total revenue	23,692	19,847	12,539	4,651	1,665
Cost of revenue	11,663	13,840	12,650	10,381	2,065
	__________	__________	__________	__________	__________
Gross profit (loss)	12,029	6,007	(111)	(5,730)	(400)
Operating expenses:
Product development	5,658	4,810	7,133	2,256	1,099
Selling and marketing	5,340	7,147	10,587	7,243	3,394
General and administrative	5,894	6,718	9,435	5,930	2,509
Other general and administrative expense	-	-	2,570	-	-
	__________	__________	__________	__________	__________
Total operating expenses	16,892	18,675	29,725	15,429	7,002
	__________	__________	__________	__________	__________
Net loss from operations	(4,863)	(12,668)	(29,836)	(21,159)	(7,402)
Other income (expense), net	(58)	331	2,154	351	112
	__________	__________	__________	__________	__________
Net loss before cumulative effect of change in accounting principle	(4,921)	(12,337)	(27,682)	(20,808)	(7,290)
Cumulative effect of change in accounting principle	-	-	(1,205)	-	-
	__________	__________	__________	__________	__________
Net loss	$ (4,921)	$ (12,337)	$ (28,887)	$ (20,808)	$ (7,290)
	=========	=========	=========	=========	=========
Net loss applicable to common stockholders	$ (4,921)	$ (12,337)	$ (28,887)	$ (23,225)	$ (7,993)
	=========	=========	=========	=========	=========
Basic and diluted net loss per common share before cumulative effect of change in accounting principle	$ (0.30)	$ (0.76)	$ (1.76)	$ (4.12)	$ (1.58)
Cumulative effect of change in accounting principle	-	-	(.07)	-	-
	__________	__________	__________	__________	__________
Basic and diluted net loss per common share	$ (0.30)	$ (0.76)	$ (1.83)	$ (4.12)	$ (1.58)
	=========	=========	=========	=========	=========
Weighted average common shares outstanding- basic and diluted	16,329,400	16,219,174	15,743,351	5,639,563	5,074,697
	=========	=========	=========	=========	=========

 Note on Change in Accounting Principle: Effective January 1, 2000, we adopted the Securities and Exchange Commission's Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," which provides guidance on revenue recognition for public companies. As a result, we reviewed the terms of our current contracts and determined that the provisions of SAB 101 materially impacted the revenue recognition for our campus and course development revenue, effectively deferring the recognition of such revenue. Under SAB 101, campus development fees are recognized from the campus launch date through the end of the contract period or the expected life of the customer relationship, whichever is greater. The average recognition period for campus fees is approximately three years. Course development fees are recognized on a straight-line basis over the approximate length of time which we complete our obligations to our customer, currently estimated as nine months on average. We continually evaluate the period over which these services are provided based upon our experience of providing such services and changes in the business and technological environments. Changes in our contract terms and expected customer life may also affect the period over which development fees are recognized in the future.

We have accounted for the implementation of the guidelines of SAB 101 as a change in accounting principle effective January 1, 2000, and therefore have not restated the 1999 or prior years' financial statements. Effective January 1, 2000, we recorded a cumulative adjustment of $1,205,038 or $.07 per share, basic and diluted, for the change in accounting principle. The impact in 2000 of adopting SAB 101 was to increase net loss, before the cumulative effect of accounting change, by $1,120,296. Excluding the impact of the change, basic and diluted net loss per share for 2000, before the cumulative effect of accounting change, would have been $1.69. Please see Note 3 in the Notes to Consolidated Financial Statements for further discussion of the change in accounting principle we implemented effective January 1, 2000.

The following table is a summary of our balance sheet data:
	December 31,
	2002	2001	2000	1999	1998
Balance Sheet Data:	(In thousands)

Cash, cash equivalents and short-term investments	$ 13,633	$ 16,626	$ 28,415	$ 46,308	$ 11,661
Working capital	6,625	8,677	17,648	39,531	9,577
Total assets	22,567	27,240	44,748	53,767	13,660
Line of credit	2,938	2,500	2,000	-	-
Long-term capital lease obligations	706	946	1,389	-	-
Total liabilities	12,163	12,242	18,461	9,755	2,549
Convertible A, B, & C Series Preferred	-	-	-	-	19,650
Total stockholders' equity (deficit)	10,404	14,998	26,287	44,012	(8,539)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the "Selected Financial Data" and our Financial Statements and Notes thereto appearing elsewhere in this Annual Report on Form 10-K.

You can download and read our Annual Report on Form 10-K free of charge on the Internet by going to the Investor Relations section of our corporate website at www.eCollege.com and clicking on the "Annual Report" link. You can also obtain access to our other SEC filings, including our Forms 10-K, 10-Q and 8-K reports, from the Investor Relations section via a hyperlink to a third-party SEC Filings website as soon as reasonably practicable after those reports are electronically filed with or furnished to the SEC.

Overview

eCollege is a leading provider of technology and services that enable colleges, universities, K-12 schools, and corporations to offer an online environment for distance, on-campus and hybrid learning. Our technology enables our customers to reach a large number of students who wish to take courses at convenient times and locations via the Internet. Our customers can also use our technology to supplement their on-campus courses with an online learning environment. Additionally, we offer services to assist in the development of online programs, including online course and campus design, development, management and hosting, as well as ongoing administration, faculty, and student support, training, evaluation and consulting services. Our primary source of revenue is through student technology service fees we charge to our customers for each student enrolled in a distance education course delivered on our course management platform. Our customers typically guarantee a minimum amount of student technology service fees for each year they are under contract with us, and benefit from volume discounts based on the success of their distance programs.

We were founded and began delivering our products and services in 1996. As of December 31, 2002, we had 260 customers under contract. Since our inception, our customers have had approximately 620,000 student enrollments in online courses or course supplements and have purchased or ordered more than 19,000 unique online courses and course supplements. Of those courses and course supplements, we've provided course development services for 4,500 unique online courses and received applicable fees from our customers.

Our objectives are to continue to expand our presence within our target market of colleges, universities and K-12 schools in the United States and Canada that offer online distance education and to add international customers as the potential arises. The key elements of our growth strategy are to: 1) increase online programs, course offerings and enrollments with existing customers, 2) add additional colleges and universities from our target market, 3) increase on-campus adoptions to solidify and grow distance education relationships, and 4) add additional K-12 customers and evaluate international opportunities as they arise.

One key metric that we use to measure our success as well as our data center capacity is the number of students our customers have enrolled in online courses and course supplements delivered on our course management system. Since our customers offer traditional, as well as quarterly, bi-monthly and monthly course terms to their students, we typically host more courses during the spring academic term than in the summer or fall terms. As a result, consecutive academic term enrollment results are not directly comparable. The following table presents the number of student enrollments our customers had in online courses and our lower priced course supplements during the 2002, 2001 and 2000 academic terms.

	Distance Course Enrollments			On-Campus Course Supplement Enrollments			Total Student Enrollments
	2002	2001	2000	2002	2001	2000	2002	2001	2000
ACADEMIC TERM:
Spring (January 1 - May 15)	89,660	59,292	25,626	38,463	5,608	112	128,123	64,900	25,738
Summer (May 16 - August 15)	52,305	29,907	16,295	16,637	1,596	87	68,942	31,503	16,382
Fall (August 16 - December 31)	80,122	57,813	31,279	77,298	38,022	1,062	157,420	95,835	32,341
	______	______	______	______	______	______	______	______	______
Total student enrollments	222,087	147,012	73,200	132,398	45,226	1,261	354,485	192,238	74,461
	======	======	======	======	======	======	======	======	======

Our top 30 customers in 2001 averaged a 37% increase in their distance course enrollments during 2002. The student fee revenue we earned from those same customers grew at a rate of 18% in 2002 due primarily to volume discounts on pricing. As a result of our growth strategy to increase adoption of our CMS by offering our on-campus products and services at significantly reduced prices, the number of students enrolled in on-campus course supplements increased 193%, but the amount of revenue recognized from such enrollments actually decreased during 2002. The number of customers for which we provide development, licensing and hosting services of their online campuses increased by approximately 14% during 2002 and 15% during 2001. However, the number of orders for new online courses to be developed by our professionals decreased by approximately 48% in 2002 and 54% in 2001. There were 3,170 new eCourses developed on our platform in 2002, 370 of which were developed by our professionals. This compares to 2,600 and 700, respectively in 2001. As we look at these important trends in our business, we expect to see continued growth in revenue in 2003, but we expect that a greater percentage of that growth will be driven by the growth in student fee revenue as our other service line revenue remains stable, based on the following factors:

  We expect our customers' distance student enrollments for the Spring 2003 term to be 40-45% greater than in the Spring 2002 term and we also believe our customers' student enrollments will grow substantially during the remainder of 2003. However, our pricing provides discounts to our customers as their programs grow. Therefore, although we expect our student fee revenue to show a strong increase, the increase will likely not be directly proportional to the anticipated increase in student enrollments;

  We expect to see our course development revenue continue to decrease as more customers elect to self-develop courses. While we continue to introduce new course development services, we do not expect these to completely offset the decrease in our traditional course development service revenue; and

  We expect our campus fee revenue will remain flat during 2003 and we expect to see a moderate increase in our revenue from other services, such as our technology consulting, instructional design consulting and evaluation service lines. This increase should offset the expected decrease in course development revenue.

Therefore, we are expecting revenue growth of 20-25% for 2003 and expect revenue to accelerate over the year based on historical seasonal patterns and the anticipated growth of our customer's online programs. We also expect total expenses to be flat to a slight increase from 2002 and therefore we expect positive net income for the year based on generally accepted accounting principles, although there can be no guarantee thereof.

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

Critical Accounting Policies

Revenue recognition, accounting for software development costs, stock-based compensation and income taxes are all critical accounting policies for our Company. These policies have been discussed with, and continually evaluated by, our Board of Directors' audit committee and independent auditors and are consistent with the policies in effect during 2001. Each of the policies is discussed in detail in the following section of "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as in the Notes to Consolidated Financial Statements.

Revenue

Since inception, we have primarily generated revenue from three sources:

  enrollment fees for students enrolled in online courses and online course supplements;
  design and development, licensing and hosting services fees for online campuses; and
  design and development services fees to build online courses.

Our other revenue sources have primarily been professional consulting and research grant activities.

The success of our business model is based upon a number of factors, including increasing online learning among colleges, universities, and K-12 schools, adding new customers, adding new programs and developing additional courses for our existing customers, and selling new products and services to our customers. Although no one customer accounted for 10% or more of our revenue during 2002, our top 30 customers accounted for 67% of our total revenue. The loss of one or more of these customers without the addition of comparable new customers could have an impact on our ability to sustain our revenue growth. One of our largest customers has notified us that it does not intend to renew its guaranteed minimum contract with us when it expires in April 2004. We expect this customer to generate approximately 7% of our revenue in 2003, however, we believe that we will be able to sustain our revenue growth in 2003 and 2004 based on the addition of new customers and the expected growth from our other existing customers.

From our inception through December 31, 1998, the majority of our revenue was generated by development and design services fees for building online campuses and courses, and, to a lesser extent, student enrollment fees. Campus and course revenue continued to grow in 1999, 2000 and 2001, however, student fees have become a majority of total revenue as the number of online courses offered by our customers and the number of students enrolled in those courses delivered on our course management platform continue to increase at an even greater pace. We expect this trend in our revenue mix to continue. Further, during 2002, our course development fees declined as our customers developed more courses on their own using our proprietary tools. While this negatively impacted our course development revenue, we believe it has positively impacted the higher-margin student fee revenue due to the availability of more online courses conducted by our customers on the eCollege System. As our pricing and product mix change, and as our customers' online programs grow and mature, we anticipate that student enrollments will increase, with resulting increases in student fee revenue. However, due to volume discounts that we offer and competitive pricing in our industry, we expect that the increases in student fee revenue will likely not be directly proportional to the anticipated increases in student enrollments.

In order to enhance our current customer relationships and further penetrate the distance education market, we feel it is important to develop a greater presence in the lower-margin, on-campus market for key customers. We have begun offering a pricing scenario that is designed to make our offerings more attractive for both on-campus and distance education programs. It will also encourage further familiarity of our CMS with faculty that may wish to teach online. We have begun offering our on-campus product and service offerings at significantly reduced prices for customers who demonstrate a commitment to building or maintaining a large distance education program. As evidenced by the growth in our enrollments in on-campus course supplements in 2002 from 2001, some customers have adopted our platform as their on-campus online learning solution in addition to their distance education learning solution.

Our core online products include Teaching Solutions and Program Administrative Solutions. Teaching Solutions includes eCourse, an online version of a traditional classroom course delivered to students who might not otherwise have access to the course, and eCompanion, an online teaching supplement designed to enhance classroom-based courses. We also offer a suite of services and products designed to assist our customers in creating and delivering high quality online programs. As part of our Teaching Solutions, we partner with leading textbook and new media publishers to provide educators and students academically focused content resources. Program Administrative Solutions, consisting of Gateway Campus and CampusPortal, offer online community, academic and administrative functions similar to a physical college campus while incorporating the customer's unique look and feel. These online campuses allow a customer to access and manage online courses and supplements, and provide access to the online community and organizations. Program Administrative Solutions also includes program consulting, delivery and operational support services, and our Evaluation Solutions, which are comprehensive Internet-based products that automate the entire course and instructor evaluation process

We enter into non-exclusive contracts with our customers to provide our online learning products and services. Our contracts typically have initial terms of one to five years, with the average being approximately three years. Each contract specifies the type and price of the online campus purchased and the number and price of online courses purchased, as well as the fees for student enrollments and any other services purchased. Since our customer contracts are generally applicable campus-wide, colleges and universities can add new online programs and schools without the need to negotiate new contract terms.

The majority of our revenue is earned by charging a per-enrollment student technology service fee to our customers for access to their eCourses, and our help desk. We also offer a pricing model for our eCompanion product under which we charge an annual license fee. For our Program Administrative Solutions, we generally charge: 1) a one time set-up and design fee to implement an online campus, and 2) an annual license, hosting and maintenance fee for access to our software. Historically, we have sold our course development services on a per-course basis while our other professional consulting services were based on our standard hourly rates. In 2002, we began offering our customers the option to purchase blocks of course development service hours, based on our standard hourly rates.

During 2002 we expanded and improved our Teaching Solutions and Program Administrative Solutions product lines, including the release of the next generation of our CMS, eCollege AU+. eCollege AU+ increased the efficiency of assignment management, introduced new capabilities for content authoring, and integrated all course calendars into a single downloadable calendar. We also added more robust self-authoring tools to our course management system in the past two years which are designed to allow customers to easily develop their own online courses without needing HTML or other programming knowledge. In addition, we launched our Publisher ToolkitSM in 2002, providing publishers with an infrastructure to deliver their content online as well as Personal Identification Number ("PIN") technology, and end-user support. Finally, we have begun an open platform initiative for easier integration with other applications, such as off-line exam authoring capabilities and student information systems or other administrative back-office data sources.

In October 1998, we were awarded a grant by the National Institute of Standards and Technology ("NIST"), a department of the U.S. Department of Commerce. We were entitled to receive payments under the grant as research was performed related to automated course content creation and organization, and tutoring delivery systems. This revenue was recognized as we or our subcontractors performed the work. The grant expired in January 2002, however, we were granted an extension until April 2002 to complete the necessary documentation of our research. Through December 31, 2002, we had applied for and received payments totaling approximately $1,859,000, the maximum available under the NIST grant. We recognized $1,753,834 of revenue relating to the NIST grant from its inception through December 31, 2002. The remaining receipts from the grant represent cost reimbursements for equipment purchased in connection with the NIST research. In October 2002, we received a letter from the U.S. Department of Commerce requesting additional support for a portion of the expenditures reimbursed under the grant. We subsequently provided the appropriate additional information. We believe that we have performed our work in full compliance with the terms of the NIST grant, and that a favorable audit resolution determination letter will be issued by NIST. If we receive an adverse audit resolution determination letter, we could be required to reimburse NIST for disallowed expenditures, and such amount of reimbursement could be material.

Revenue Recognition

Revenue recognition is a critical accounting policy for our Company, as it primarily affects the timing of when we recognize the fees we charge our customers for our services. Student fees are recognized on a straight-line basis over each course's specific academic term or over the length of the student fee license purchased by the customer, depending upon contract terms. Campus license, hosting and maintenance fees, including the design and development of a customer's campus, are recognized on a straight-line basis from the campus launch date through the end of the relevant contract period or the expected life of the customer relationship, whichever is greater. The average recognition period for these campus fees is approximately three years.

Course development fees are recognized on a straight-line basis over the approximate period over which our services are provided and our obligation to the customer is fulfilled. During 2001 and prior periods, this performance period for course development services was estimated to be twelve months from the date the course was ordered by the customer. Effective January 1, 2002, we began to recognize such fees over a nine-month recognition period, based upon changes in our experience of providing such services. We believe that this change more accurately reflects the period over which the services are currently delivered. The period over which we perform the services and therefore recognize the revenue may change in the future as our actual experience in completing development obligations continues to evolve. Changes in our contract terms and expected customer life may also affect the period over which campus and course development fees are recognized in the future.

All other revenue sources are recognized over the period of the performance of the service (e.g., instructional design and technical consulting) or over the length of the service period (e.g., annual Evaluation Solutions license fees).

Cost of Revenue

Our cost of revenue consists primarily of employee compensation and benefits for our account management, online campus development, course design, technical personnel, and help desk departments as well as sales commissions. Our cost of revenue also includes software, hardware, and other direct costs associated with maintaining our data center operations, our Web servers and our network infrastructure. Non-marketing related costs of our Grant Program, as discussed below, are also included in cost of revenue. Amortization of capitalized software development costs is also included in our cost of revenue. We also allocate a portion of our occupancy and infrastructure costs to cost of revenue.

Sales commissions are recorded as revenue is recognized, but are generally paid after we have received an initial payment from the customer. Sales representatives also receive additional commissions for achieving significant goals such as signing large customers and increasing program offerings within current customers. These additional commissions are recorded upon contract signing.

Accounting for software development costs is a critical accounting policy for our Company. The determination of the point at which capitalization of qualifying costs properly commences is subject to a high degree of management judgement. On April 1, 2000, we started to capitalize software development costs related to our CampusPortal product. The technology developed for this product serves as the infrastructure to our campus and course management systems, thereby supporting our student technology service fee line. As of March 31, 2001, we had capitalized $3,763,507 of costs related to development of this product. In April 2001, the software was determined to be ready for its intended use, and accordingly, we began amortizing the capitalized costs over a useful life of three years. We did not capitalize any additional software development costs during 2002. Through December 31, 2002, we had recorded $2,195,379 of accumulated amortization, and therefore have $1,568,128 of capitalized software development costs remaining to be amortized. We anticipate that the remaining capitalized software development costs will be fully amortized as of March 31, 2004, unless a review of the asset indicates that the remaining capitalized costs are impaired and an earlier write-down is appropriate. Amortization expense for the years ended December 31, 2002 and 2001 was $1,254,502 and $940,877, respectively. We expect a decrease in cost of revenue of approximately $313,000 per quarter, beginning in April 2004, assuming no additional software development costs are capitalized between now and then.

Realization of the capitalized software development costs is dependent upon generating sufficient revenue from the related software products and services during the useful life of such capitalized software. It is reasonably possible that a review of the recorded amount of capitalized software development costs in the future could indicate that they are impaired, and the amount of impairment could be significant. Additionally, the technology we use internally and to support our customers can be subject to significant changes as new technology and software products are introduced into the marketplace by others. It is reasonably possible that a change in our technology strategy could result in a conclusion that all or a portion of the recorded balance is impaired.

We expect that our cost of revenue will continue to decline in the future as a percentage of revenue. We anticipate experiencing this decline as we achieve operating efficiencies, because many of our costs do not increase as rapidly as our revenue. Specifically, we anticipate experiencing this decline as our revenue mix changes to be more heavily weighted towards student fees, which have a lower incremental cost than revenue derived from our other product and service offerings.

Grant Program

We implemented a Grant Program in late 1999 designed to increase the market for distance education by assisting new and existing customers in increasing the quality and number of online courses they offer and the number of students pursuing online degrees. Seventy-two grants were awarded, at our discretion, to institutions based on demonstrated commitment to a quality online degree program, the number of current and potential students, the college or university's unique approach to online learning and other factors. The Grant Program was substantially complete at December 31, 2002 and we do not anticipate offering new grant awards.

Funds granted consist of both educational support funds and marketing funds. We originally granted approximately $7.5 million, which consisted of $5.8 million in educational support funds and $1.7 million in marketing funds. As grant contracts have been completed, a total of $600 thousand of the original grant awards have been forfeited by the recipients. Since the inception of the Grant Program, we have recorded $6.9 million in total expenses, including $5.4 million in cost of revenue for educational support funds and $1.5 million in sales and marketing for marketing funds. The estimated remaining costs of revenue for educational support funds we have yet to record under the Grant Program are immaterial at December 31, 2002, and we do not expect to incur any additional marketing expense related to the Grant Program in the future.

Pursuant to the terms of the grants, funds are paid to the grant recipients after they have provided evidence of payment for appropriate expenditures to third parties. Customer expenditures for our services are not reimbursable under terms of the grants. Educational support funds consist of faculty stipends to encourage the generation of re-usable digital course content, hardware technology, and travel funds, and are considered contract costs. Educational support funds are paid only after the grant recipient has provided evidence that they have expended funds in compliance with the grant contract.

If estimated total contract costs, including direct and indirect costs to perform our obligations under the contract, as well as the appropriate educational support funds, are in excess of the revenue guaranteed under the related agreement, such excess is expensed in the quarter in which the excess is first identified. We recognized such a loss of $2.4 million and recorded the liability as a contract loss accrual in 1999. This contract loss was recorded as a component of cost of revenue in 1999. As we recognize course development revenue under the grant recipients' contracts and recognize the cost of educational support funds and other contract costs, the contract loss accrual is reduced such that the gross margin related to this revenue is zero.

In addition, the contract loss accrual is increased or decreased periodically based upon our best estimate of the costs (including educational support funds) to be incurred on uncompleted contracts and the related guaranteed revenue. These estimates may change and affect the reported amounts of the liability on the date of the consolidated financial statements and the reported amount of expenses during the reporting period. Including the effect of reductions to the contract loss accrual for costs actually incurred on completed contracts, as well as the effect of reductions to the contract loss accrual for changes in our expectations with regard to the costs related to uncompleted contracts, we recorded a reduction of $91,346 to cost of revenue in 2002 related to educational support funds, and an increase of $1,586,870 and $1,461,978 to cost of revenue related to educational support funds in 2001 and 2000, respectively.

Marketing funds are reimbursed to grant recipients based on demonstration of payment to third parties for approved marketing activities which promote their online programs. These expenses are recorded as marketing expenses in the consolidated statement of operations when we estimate they are incurred by the grant recipients.

Since the Grant Program's inception, grant payments have totaled $5.0 million for reimbursements of educational support funds and $1.4 million for reimbursements of marketing funds. The estimated remaining disbursements under the Grant Program for reimbursed educational support and marketing funds are approximately $360,000 and $110,000, respectively, for a total of $470,000 at December 31, 2002, all of which are expected to be paid during 2003. Management continually evaluates the grants for compliance. It is possible that there may be individual grants that do not require the Company to reimburse the full grant award, and thus a portion of the accrued expenses may be reversed and the related liability reduced in future reporting periods.

Gross Margin

As our product mix continues to change and diversify, we expect that the mix of our cost of revenue will change accordingly. We have been able to achieve increases in our revenue without increasing our cost of revenue proportionally. In 2002, our revenue increased and our cost of revenue decreased. We expect our cost of revenue to remain relatively stable in the future due to operating efficiencies, increased utilization of our current infrastructure and personnel, current excess capacity in our data centers, as well as the expiration of the Grant Program and related expenses. Because we expect our revenue to increase, we expect continued improvement in our gross margin.

Product Development

Product development includes costs of maintaining, developing and improving our software products. These costs consist primarily of employee compensation and benefits, consulting fees, occupancy and depreciation expenses. We expect our development costs to increase slightly in 2003 from the level incurred in 2002, as we continue to develop new products to respond to competitive pressures and the needs of our customers. Product development costs in the future may be reduced by any software development costs which are capitalized in accordance with relevant accounting standards, although we did not capitalize any such costs in 2002.

Selling And Marketing

The principal components of our selling and marketing expenses are employee compensation and benefits, advertising, industry conferences, and travel. Other significant components include marketing collaterals and direct mailings, consulting fees, occupancy and depreciation expenses.

Our Grant Program includes reimbursement of approved third-party expenditures to grant recipients for marketing their online degree programs. These funds are recorded as marketing expense as we estimate that the grant recipients incur them and we incur the obligation to reimburse them. Based on actual results of the completed contracts and our current expectation with regard to uncompleted contracts, we recorded a reduction of marketing expenses of $111,525 for the year ended December 31, 2002 resulting from decreases in our accrued Grant marketing liabilities. Marketing expenses related to the Company's Grant Program were $321,000 and $1,253,725 in 2001 and 2000, respectively. We do not expect to record any additional marketing expenses related to our Grant Program.

We expect an increase in total selling and marketing expenses in 2003 as we attempt to grow our customer base.

General and Administrative

Our general and administrative departments include finance; legal; human resources; corporate facilities; internal technical network administration and support; management information systems; and executives. Employee compensation and benefits represent the most significant component of general and administrative expense. Other components include rent, depreciation, communications, professional and consulting fees, and stock-based compensation. We expect that our general and administrative expenses will not change significantly in terms of absolute dollars for the year 2003.

Stock-Based Compensation

Stock-based compensation is a critical accounting policy for our Company. Current generally accepted accounting principles provide two methods for accounting for employee stock option plans and other employee stock-based compensation arrangements. Companies may recognize stock-based compensation expense under the intrinsic value-based method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations ("APB Opinion No. 25") or under a fair value-based method prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation" and related interpretations ("SFAS No. 123"). We account for our employee stock option plans and other employee stock-based compensation arrangements in accordance with the provisions of APB Opinion No. 25. We account for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123. As required by SFAS No. 123, we present pro forma disclosures of our net loss using the fair-valued based accounting model, as shown below as well as in the Notes to Consolidated Financial Statements.

Under APB Opinion No. 25, we generally do not record any stock-based compensation expense for options granted to employees, provided the options have an exercise price equal to or above the market price of our common stock and the ultimate number of shares to be issued upon exercise are fixed on the day the option is granted. Under SFAS No. 123, we would determine the fair value of the options granted using the Black-Scholes option pricing model, and would recognize the value as stock-based compensation expense over the period the options vest. The United States Financial Accounting Standards Board (the "FASB") is currently reconsidering the generally accepted accounting principles for stock-based compensation arrangements and may adopt new standards that may have a material impact on our financial statements.

As of April 23, 2002, we entered into an employment agreement with Mr. Oakleigh Thorne, our Chief Executive Officer. As part of the agreement, in lieu of an annual salary, on April 23, 2002, Mr. Thorne was granted an option to purchase up to 101,156 shares of common stock at an exercise price of $4.49 per share, the closing price of the Company's common stock on the grant date. This option has a 10 year term and vests monthly in twelve equal installments beginning January 1, 2002. In addition, on April 23, 2002, Mr. Thorne was granted a Performance Option with a 10 year term to purchase up to 101,156 shares of common stock at an exercise price of $4.49 per share. The Performance Option vested with respect to 20,231 shares as a result of the Company meeting interim targets in our corporate bonus plan as of June 30, 2002 and with respect to an additional 54,624 shares as a result of the Company meeting a portion of the year end financial targets in our corporate bonus plan. The remaining 26,301 shares of the Performance Option did not vest pursuant to the corporate bonus plan and were forfeited as of December 31, 2002.

No compensation expense was recorded upon the issuance of the options granted to Mr. Thorne due to the fact that the grant price was equal to the exercise price on the date of the grant. However, the Performance Option was subject to variable accounting due to its performance-based terms. As a result, we were required to re-measure compensation expense at each reporting date until each portion of the Performance Option vested or was forfeited. Since the closing price of the Company's common stock on each interim and final compensation measurement date was less than the exercise price of $4.49, the amount of compensation expense was determined to be zero, and we did not record any stock-based compensation expense for these options during the year ended December 31, 2002.

We are currently considering adopting SFAS No. 123 in 2003 to account for all of our stock-based compensation plans. If we had accounted for all of our stock-based compensation plans in accordance with SFAS No. 123 in the past, our net loss would have been reported as follows:

	2002	2001	2000
Net loss applicable to common stockholders:
As reported	$ (4,921,422)	$ (12,336,598)	$ (28,887,022)
APB Opinion No. 25 expense recorded	152,939	704,363	1,191,142
Pro forma SFAS No. 123 expense related to options	(2,311,855)	(2,454,358)	(1,987,376)
Pro forma SFAS No. 123 expense related to employee stock purchase plan	(139,436)	(121,110)	(290,599)
	___________	___________	___________
Pro forma	$ (7,219,774)	$ (14,207,703)	$ (29,973,855)
	=========	=========	=========
Basic and diluted net loss per share:
As reported	$ (0.30)	$ (0.76)	$ (1.83)
Pro forma	$ (0.44)	$ (0.88)	$ (1.90)

Income Taxes

Income taxes consist of federal, state and local taxes. Due to the judgement involved in accounting for income taxes and any related valuation allowance, it is a critical accounting policy for our Company. We have incurred significant losses since our inception, resulting in net tax loss carryforwards. We expect to realize net taxable income in the future, and therefore we expect to utilize our net operating loss carryforwards at some point. However, utilization of such prospective net operating loss carryforwards may be subject to certain limitations. Significant changes in ownership such as our public offering in 1999 may also limit our ability to utilize our net operating losses. In addition, income taxes may be payable during this time, due to operating income in certain tax jurisdictions which cannot be offset by operating loss carryforwards. If we achieve net taxable income and the net operating loss carryforwards are not available, because they have been exhausted or have expired, we may experience significant tax expense. We have recorded no provision or benefit for federal and state income taxes because we have incurred net operating losses from inception through December 31, 2002. As of December 31, 2002, we had approximately $67 million of net operating loss carryforwards available to offset future taxable income, which expire in varying amounts beginning in 2011.

We have established a valuation allowance against the entire amount of our deferred tax asset as of December 31, 2002, because we have not been able to conclude that it is more likely than not that we will be able to realize the deferred tax asset, due primarily to our history of operating losses. Should we conclude that these deferred tax assets are, at least in part, realizable, the valuation allowance will be reversed to the extent of such realizability. The reversal of the valuation allowance, if any, would be recognized as deferred income tax benefit in our consolidated statement of operations and would increase our earnings per share in the period of reversal. In future years, we will continue to assess our deferred tax assets for recoverability, which will require significant judgement on behalf of our management, if we generate net income.

Results Of Operations

We have incurred significant losses since our inception, resulting in an accumulated deficit of $78,406,820 as of December 31, 2002. We believe that our revenue growth will continue in the year 2003 primarily based upon growth in student fees, as our current customers add more online students and we add new customers from our target market. At the same time, we intend to continue to make investments in technology which may involve the development, acquisition or licensing of technologies that complement or augment our existing services and technologies. Our selling and marketing expense should increase slightly as part of our strategy in 2003. We also intend to utilize our existing administrative resources and operating efficiencies to continue to support our Company. Our operating loss decreased significantly during 2002 and we expect this trend to continue. We expect to have positive net income in 2003, although there can be no guarantee thereof.

Years Ended December 31, 2002 and 2001

Revenue. Revenue increased 19% to $23,691,803 for the year ended December 31, 2002 from $19,846,527 for the year ended December 31, 2001. The $3,845,276 increase in revenue is primarily due to an increase in the number of student enrollments in online courses. Student enrollments in eCourses increased 51% to 222,087 from 147,012 in the prior year. Student enrollments in our lower priced eCompanion course supplements increased 193% to 132,398 from 45,226 in the prior year, however total revenue recognized from such supplements decreased during 2002 due primarily to a special pricing program offered to customers with committments to significant online distance education programs. Student fees represented $18,057,942 and $13,054,307 of total revenue for the years ended December 31, 2002 and 2001, respectively, an increase of 38%.

Campus and course fees represented $3,968,565 and $4,717,301 of total revenue for the years ended December 31, 2002 and 2001, respectively, a decrease of $748,736 or 16%. We recognized revenue from developing, licensing and hosting online campuses for 217 different customers during 2002, up from the 173 customers that had online campuses in 2001. There were 3,170 new eCourses developed on our platform in 2002, 370 of which were developed by our professionals. This compares to 2,600 and 700, respectively in 2001. With the ease of use features and improved self-authoring functionality of our products, we have seen and may continue to see more customers self-design and develop online courses, resulting in lower revenue from our course development services.

Other revenue includes technical and instructional design consulting revenue of $1,129,516 and $824,818 for the years ended December 31, 2002 and 2001, respectively. NIST grant revenue decreased to $95,203 from $808,907 for these same periods, respectively, due to the expiration of our research grant in April 2002.

We expect to see continued growth in revenue in 2003, but we expect that a greater percentage of that growth will be driven by the growth in student fee revenue as revenue from other product and service lines remain relatively stable.

Cost of Revenue. Cost of revenue decreased to $11,662,632 for the year ended December 31, 2002 from $13,839,799 for the year ended December 31, 2001, a decrease of $2,177,167 or 16%. Our cost of revenue decreased primarily due to a reduction in the total costs under our Grant Program and the related decrease in our Grant Program liabilities, reduced personnel costs for our operations and account management groups and reduced outside consulting expenses. The Grant Program resulted in a net reduction of cost of revenue expenses of $91,346 for the year ended December 31, 2002 compared to a net increase in cost of revenue expenses of $1,586,870 for Grant Program activities for the year ended December 31, 2001. Our average number of personnel in the operations and account management areas decreased to 98 for the year ended December 31, 2002 from 131 in the same period in 2001, as we were able to improve on our operating efficiencies of our course development, help desk and consulting services while also concluding our NIST research program. Personnel costs were $710,012 less in 2002 than in 2001 while external consulting decreased by $210,747. Commission expense increased, however, by $407,040 from 2001 to 2002. Amortization expense related to our capitalized software costs for years ended December, 2002 and 2001 was $1,254,502 and $940,877, respectively, all of which is included in cost of revenue. We expect our cost of revenue to remain relatively stable in 2003 due to operating efficiencies and current excess capacity in our data centers, as well as the expiration of the Grant Program and related expenses.

Gross Margin. We realized a gross profit of $12,029,171 for the year ended December 31, 2002 as compared to a gross profit of $6,006,728 for year ended December 31, 2001. The favorable increase of $6,022,443 was primarily due to the increase in our student fees, which have a higher contribution margin than most of our other revenue sources; improved utilization of our professional services and consulting staff as we continue to improve the technology and business processes used to develop campuses and courses for our customers; and realization of operating leverage on the generally-fixed nature of our data center expenses as our revenue increased. Also contributing to the increased gross profit was the reduction of estimated total costs related to our Grant Program and the expiration of our NIST research program. Since we expect our revenue to increase in 2003 and our cost of revenue to remain consistent with 2002 levels, we expect continued improvement in our gross margin in 2003.

Product Development. Product development expenses of $5,658,309 for the year ended December 31, 2002 were 18% higher than the $4,809,576 expenses incurred for the year ended December 31, 2001. As we continue to design and develop enhanced features for our course management system and other product and hosting offerings, our personnel costs in the development group have increased by $869,409. However, the increase in personnel costs was partially offset by a $58,188 decrease in external consulting expense incurred during the year ended December 31, 2002, as compared with the same period in 2001. Our development staff remained consistent with an average of 52 employees for 2002 and 2001. We expect our development costs to increase slightly in 2003 from the level incurred in 2002 as we continue to develop new products to respond to competitive pressures and the needs of our customers.

Selling and Marketing. Selling and marketing expenses decreased to $5,339,583 for the year ended December 31, 2002 from $7,147,317 for the year ended December 31, 2001, a decrease of $1,807,734 or 25%. The decrease was partially due to decreases in direct mail and trade conference expenses of $589,285, which were somewhat offset by increased promotion costs of $128,423, as we focused on more activities directed at key decision makers within our target markets. Marketing expenses associated with the Grant Program for the year ended December 31, 2002 were $432,525 less than those in the same period last year. Our marketing personnel costs decreased, as we were staffed with an average of 8 marketing-related employees during the year ended December 31, 2002, down from an average of 16 such employees in 2001. We also had a decrease in outside consulting services of $283,858 in the year ended 2002, while depreciation expense associated with our sales and marketing groups decreased $191,643 from the same period last year. Our sales staff decreased to an average of 27 employees in 2002 from 35 in 2001 as we eliminated our internal telemarketing sales department in January 2002. We expect an increase in total selling and marketing expenses in 2003 as we attempt to grow our customer base.

General and Administrative. General and administrative expenses decreased by 12% to $5,894,426 for the year ended December 31, 2002 from $6,717,781 for the year ended December 31, 2001. The decrease was primarily due to a decrease in executive compensation, severance and amortization of deferred compensation, as well as other cost savings due to improved efficiencies. Total administrative salaries and other benefits decreased $770,183 and amortization of deferred compensation for our executives and Board of Directors decreased by approximately $550,000. These savings outweighed moderate increases in corporate insurance and building occupancy costs during 2002. We also incurred $208,253 of expenses related to our corporate headquarters move during the year ended December 31, 2002. Our executive and administrative personnel decreased to an average of 35 in 2002 from 44 during 2001.

We record deferred compensation in connection with the grant of stock options and restricted common stock to employees, officers, directors and former executives in accordance with our stock-based compensation accounting policy. The deferred charge is being amortized over the relevant vesting period of such options or restricted stock, which ranges from 1 to 5 years. Of the total deferred compensation we have recorded to date, $152,939 was amortized in the year ended December 31, 2002, while $704,363 was amortized in the year ended December 31, 2001. All of the compensation expense related to such options and restricted stock in 2002 is included in general and administrative expense since it related to awards granted to executives, former executives and directors. In 2001 a portion of such compensation expense was allocated to cost of revenue, selling and marketing expense and product development expense, as appropriate, based on the recipients of the awards vesting during 2001. We have $78,188 of deferred compensation recorded at December 31, 2002, of which we expect to amortize approximately $50,000 during 2003. We expect that our general and administrative expenses will not change significantly in terms of absolute dollars in 2003.

Other Income (Expense). Interest and other income, which consists primarily of interest earnings on our cash and cash equivalents and short-term investments, decreased to $184,928 for the year ended December 31, 2002, from $752,743 for the year ended December 31, 2001. This decrease is primarily due to a decrease in cash invested in interest bearing securities as a result of the use of such cash in our operations. Interest expense, primarily related to our capital lease lines of credit, was $243,203 and $269,932 for the years ended December 31, 2002 and 2001, respectively. Other expense of $151,463 during the year ended December 31, 2001 is primarily due to the net realized losses on sales of our short-term investments. As a result of a change in our investment policy during the third quarter of 2001 to limit risk exposure, all of our invested cash has been in money market accounts since October 2001, therefore we do not anticipate incurring such losses in the future.

Net loss. Our net loss decreased to $4,921,422, or $0.30 per share, from $12,336,598, or $0.76 per share, for the years ended December 31, 2002 and 2001, respectively.

Years Ended December 31, 2001 and 2000

Revenue. Revenue increased 58% to $19,846,527 for the year ended December 31, 2001 from $12,539,470 for the year ended December 31, 2000. The increase in revenue is primarily due to an increase in the number of student enrollments in online courses. Student enrollments in eCourses increased 101% to 147,012 from 73,200 in the prior year. Student enrollments in our lower priced eCompanion course supplements increased to 45,226 from 1,261 in the prior year. Student fees represented $13,054,307 and $7,037,442 of total revenue for the years ended December 31, 2001 and 2000, respectively, an increase of 85%.

Campus and course development fees represented $4,717,301 and $4,402,329 of total revenue for the year ended December 31, 2001 and 2000, respectively. We recognized revenue from developing, licensing and hosting virtual campuses for 173 different customers during 2001, up from the 150 customers that had virtual campuses in 2000. There were 2,600 new eCourses developed on our platform in 2001, 700 of which were developed by our professionals. This compares to 3,000 and 1,500, respectively in 2000. With the ease of use features and improved self-authoring functionality of our products, customers are able to update their own online campuses and self-design and develop online courses, which resulted in lower development revenue from our campus and course development services.

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

Product Development. During the year ended December 31, 2001, we expanded and improved our Teaching Solutions product line, including the release of the next generation of our CMS, eCollege AU. The new platform provided enhanced features with increased customization capabilities, usability and accessibility for our customers. Additionally, due to the significant investments we made in 2000 to improve our efficiency in developing online campuses and courses, we were able to reduce our overall product development costs in 2001. Product development expenses decreased $2,323,921 to $4,809,576 for the year ended December 31, 2001 from $7,133,497 for the year ended December 31, 2000. The decrease was primarily due to our decreased use of external consulting for product development during 2001. Staffing levels of our product development personnel remained consistent with the prior year, averaging 52 in 2001 and 53 in 2000. We also capitalized $622,395 of internal-use software development costs related to our CampusPortal product during the year ended December 31, 2001, compared to the $3,141,112 capitalized during the year ended December 31, 2000. Therefore, we had a total of $5,431,971 and $10,274,609 in product development expenditures during 2001 and 2000, respectively.

Selling and Marketing. Selling and marketing expenses decreased to $7,147,317 for the year ended December 31, 2001 from $10,586,595 for the year ended December 31, 2000. The decrease was primarily due to decreases in advertising and marketing personnel salaries and benefits expense, as we averaged 16 and 24 marketing related employees during 2001 and 2000, respectively. Marketing costs associated with our Grant Program in 2001were $932,725 less than in 2000. External advertising expenses also decreased $903,186 during the year ended December 31, 2001, as we focused our marketing strategy on more efficient methods. The decrease in selling and marketing expenses also reflects decreases in amounts spent on marketing collaterals, trade show participation and other promotional activities. Our sales personnel decreased slightly to an average of 35 employees in 2001 from 39 in 2000.

General and Administrative. General and administrative expenses decreased to $6,717,781 for the year ended December 31, 2001 from $9,434,181 for the year ended December 31, 2000. The decrease was due in large part to a decrease in amortization of deferred compensation due to employee terminations, as well as decreases in executive compensation and severance, consulting services and other cost savings due to improved efficiencies in our administrative departments. We recorded $704,363 and $1,191,142 of stock-based compensation expense in the years ended December 31, 2001 and 2000, respectively. The majority of compensation expense related to such options is included in general and administrative expense in each of these years. However, a portion of such compensation expense has been allocated to cost of revenue, selling and marketing expense and product development expense as appropriate. Our executive and administrative personnel decreased to an average of 44 in 2001 from 54 during 2000, including the termination of our President and Chief Operating Officer.

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

Liquidity and Capital Resources

Our cash and cash equivalents decreased $2,992,524 to $13,633,181 at December 31, 2002 from $16,625,705 at December 31, 2001. This decrease from December 31, 2001 was primarily due to cash used in operating activities of $2,168,720 and cash used for investment in software and equipment of $1,624,920, partially offset by cash provided by financing activities of $802,912, including net borrowings under our line of credit of $438,000 in 2002. We expect to have more cash provided by our operating activities in 2003 than the net amounts expected to be used for investment and financing activities. Therefore, we anticipate our cash and cash equivalents at December 31, 2003 to be greater than the recorded balance at December 31, 2002, without raising additional capital.

We have financed the majority of our operations through the issuance of equity securities. We have sold common stock and preferred stock generating aggregate proceeds of $85,102,508 from inception through December 31, 2002, including our initial public offering. We used the net proceeds from our equity financings for funding capital expenditures and supporting sales, marketing, product development activities, expanding our data centers, investing in short-term marketable securities with maturities of one year or less, enhancing financial information systems and for other expenses associated with our growth. We believe that our current cash, cash equivalents and working capital, together with cash generated from operations, are sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months.

Through December 31, 2002, we have leased $2,244,057 of equipment under a series of draws on a sale-leaseback agreement entered into in the second quarter of 2000. At the end of the initial 36-month lease term, we are required to purchase the equipment for 8.5% of the amount drawn. Through December 31, 2002, we have leased $1,500,000 of equipment under a series of draws on a separate sale-leaseback agreement entered into in the second quarter of 2001. At the end of the initial 36-month lease term, we are required to purchase the equipment for 8.25% of the amount drawn under the second sale-leaseback agreement. These leases are treated as capital leases for accounting purposes. As of December 31, 2002 and 2001, the Company leased $3,744,057 and $2,699,489 of equipment, respectively. Accumulated depreciation on leased equipment was $1,810,683 and $1,004,772 as of December 31, 2002 and 2001, respectively. Our total capital lease obligations, including interest, as of December 31, 2002 and 2001, were $2,029,757 and $2,040,235, respectively.

We have a $3,000,000 revolving line of credit with a maturity date of March 30, 2003 which we expect to renew in March 2003. The line of credit is secured by all of our assets. The interest rate on the revolving line of credit is an adjustable rate of prime, which was 4.25% as of December 31, 2002, plus 1.25%. In December 2002, the Company drew $2,938,000 from the revolving line which remained outstanding at December 31, 2002. The entire $2,938,000 draw was subsequently repaid in January 2003. In December 2001, the Company drew $2,500,000 from the revolving line which remained outstanding at December 31, 2001. The entire $2,500,000 draw was subsequently repaid in January 2002. If we do not renew the line of credit in March 2003, our cash and cash equivalents at March 31, 2003 are expected to be lower than the balance recorded on our consolidated balance sheet as of December 31, 2002. However, our working capital would not be affected by the non-renewal of the line of credit and we believe we would have sufficient cash to meet our capital expenditure requirements for at least the next twelve months.

The lease agreements and line of credit contain certain financial covenants. We were in compliance with all financial covenants as of December 31, 2002.

In connection with the revolving line of credit, we issued warrants to the lender for 30,000 shares of common stock. The exercise price of the warrants was $11.00, the offering price of common shares sold in connection with our initial public offering on December 15, 1999. The value of the warrants at the date of issuance was $172,200, which was recorded as a deferred financing cost and was amortized to interest expense over the original term of the revolving line of credit. In October 2002, all of these warrants expired unexercised.

Although at this time our plans do not include raising additional capital, in the future, we may desire to or be required to raise additional capital. In the event that we need to raise additional capital, we cannot assure that additional funds will be available or that funds will be available on terms favorable to eCollege. Our need to raise additional funds could also directly and adversely affect our stockholders' investment in our common stock. When a company raises funds by issuing shares of stock, the percentage ownership of the existing stockholders of that company is reduced, or diluted. If we raise funds in the future by issuing additional shares of stock, stockholders may experience dilution in the value of their shares. Stockholders may also experience dilution in the value of their shares if we issue additional shares of stock and receive funds from the exercise of outstanding stock options.

Off-Balance Sheet Operating Lease Obligations

The Company leases office space and equipment under various non-cancelable operating leases. At December 31, 2002 the aggregate future minimum lease commitments were as follows:

Year ending December 31,
2003	$ 873,223
2004	995,484
2005	1,024,169
2006	1,067,370
2007	821,359
Thereafter	-
________
$4,781,615
========

Rent expense for the years ended December 31, 2002, 2001, and 2000 was $1,257,841, $1,129,006, and $1,078,728, respectively.

RISK FACTORS

The primary risk factors that affect our business are as follows:

We Operate in a Highly Competitive Market

The online learning market is evolving quickly and is subject to rapid technological change. The market is highly competitive, with no single competitor accounting for a dominant market share. Competition is most intense from software companies with specific products for the college and university market; companies which seek to offer a complete solution utilizing their own services and third-party software; systems integrators; and hardware vendors. Some colleges and universities construct online learning systems utilizing in-house personnel and creating their own software or purchasing software components from a vendor. Other competitors in this market include a wide range of education and training providers using video, mail correspondence, CD-ROM, and live online training.

We believe that the level of competition will continue as new technologies are developed, as current competitors increase the sophistication of their offerings and as new participants enter the market. Some of our current and potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we do. Certain competitors may be able to secure alliances with customers and affiliates on more favorable terms, devote greater resources to marketing and promotional campaigns and devote substantially more resources to systems development than we can. In addition, it is possible that certain competitors, or potential competitors, could reduce their pricing to levels that would make it difficult for us to compete. Increased competition may result in reduced operating margins, as well as loss of market share and brand recognition.

A Significant Portion of Our Revenue Is Generated From a Relatively Small Number of Customers

Revenue from a small number of customers has comprised a substantial portion of our revenue and is expected to represent a substantial portion of our revenue in the foreseeable future. In 2002, our top 30 customers accounted for approximately 67% of our revenue. In 2001, our top 30 customers accounted for approximately 62% of our revenue. Any cancellation, deferral or significant reduction in work performed for these principal clients, or failure to collect accounts receivable from these principal clients, could have a material adverse effect on our business, financial condition and results of operations.

Our Network Infrastructure and Computer Systems May Fail

The continuing and uninterrupted performance of our network infrastructure and computer systems is critical to our success. Any system failure that causes interruptions in our ability to provide services could reduce customer satisfaction and, if sustained or repeated, would reduce the attractiveness of our technology and services to our customers and their students. An increase in the number of students online through our servers could strain the capacity of our software or hardware, which could lead to slower response times or system failures. We continually test our user capacity by simulating load capacity based on projected student enrollments. To the extent we do not successfully address capacity constraints, such constraints could have a material adverse effect on our business and financial results.

Our success depends on our ability to provide superior network security protection and the confidence of our customers in that ability. Our system is designed to prevent unauthorized access from the Internet and, to date, our operations have not been affected by security breaks; nevertheless, in the future we may not be able to prevent unauthorized disruptions of our network operations, whether caused unintentionally or by computer "hackers." Our operations are also dependent upon our ability to protect our computer systems against damage from fire, power loss, telecommunications failures, vandalism and other malicious acts, and similar unexpected adverse events, including the consequences of terrorist attacks. In addition, the failure of our multiple telecommunications providers or our multiple network backbone providers, which provides us with our Internet connection, to provide the data communications capacity and network infrastructure in the time frame we require could cause service interruptions or slower response times. Despite precautions we have taken, unanticipated problems affecting our systems have from time to time in the past caused, and in the future could cause, interruptions or delays in the delivery of our products and services. Any damage or failure that interrupts or delays our operations could have a material adverse effect on our business and financial results.

We are almost exclusively dependent on Microsoft for our underlying software technology platform. We are therefore potentially vulnerable to business or operational disruption caused by changes in the Microsoft platform, security flaws in Microsoft software, and/or potential price increases or licensing changes by Microsoft.

The Rapidly Developing and Changing Market for Our Products and Services Makes it Difficult to Predict Future Growth

It is difficult to predict the size and growth rate, if any, of the market for our products and services. As is typical in the case of a rapidly evolving industry, demand and market acceptance for recently introduced products and services are subject to a high level of uncertainty. Our future success will depend in significant part on our ability to continue to improve the performance, features and reliability of our products and services in response to evolving demands of the marketplace, changing industry standards, and competitive product offerings, and we cannot assure that we will be successful in developing, integrating or marketing such products or services.

We May Need Additional Capital In The Future And It May Not Be Available On Acceptable Terms

Although at this time our plans do not require us to raise additional capital, we may seek to raise additional capital in the future. Circumstances that could cause us to consider raising additional capital include acquisitions and working capital needs. In the event that we need to raise additional capital, we cannot assure that additional funds will be available or that funds will be available on terms favorable to us. Our inability to raise additional capital on acceptable terms in a timely manner could have an adverse effect on our business and our financial position. Any future need to raise additional funds could also directly and adversely affect our stockholders' investment in our common stock. If we raise funds in the future by issuing additional shares of stock, stockholders may experience dilution in the value of their shares.

Government Regulation May Adversely Affect Our Future Operating Results

The federal government, through the Higher Education Act and other legislation, may consider changes in the law that affect distance education in higher education. Legislation could be adopted that would have a material adverse effect on our business. In addition, it is possible that laws and regulations may be adopted with respect to the Internet, relating to user privacy, content, copyrights, distribution, and characteristics and quality of products and services. The adoption of any additional laws or regulations may decrease the popularity or expansion of online education, and may cause us to incur unanticipated compliance costs. Our increasing presence in many states across the country may subject us to additional tax laws and government regulations, which may adversely affect our future operating results. Our violation of any state statutes, laws or other regulations, could have a material adverse effect on our business and financial results. We cannot predict the impact, if any, that future regulation or regulatory changes may have on our business.

We Depend On Our Customers and Third Parties to Market Student Enrollments

A substantial portion of our revenue is derived from fees for each enrollment in an online course that we implement. Generally, we do not market directly to students to generate enrollments in our customer's courses and therefore have little influence on the number of students that enroll. We are therefore dependent on the institutions and organizations that purchase our products and services to market to individual students. The failure of these third parties to effectively attract, maintain, and increase student enrollments could have a material adverse effect on our business and financial results.

In addition to the primary risk factors listed above, our business is also subject to the following more general risk factors:

Our Operating Results Are Likely to Fluctuate Significantly and May Be Below the Expectations of Analysts and Investors

Because of the emerging nature of the online learning market, we may be unable to accurately forecast our revenue. The sales cycle for our products and services varies widely and it may be difficult for us to predict the timing of particular sales, the rate at which online campuses, courses and/or course supplements will be implemented or the number of students who will enroll in the online courses. Since most of our costs are fixed and are based on anticipated revenue levels, small variations in the timing of revenue recognition could cause significant variations in operating results from quarter-to-quarter. Since we may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall, any significant decrease in revenue would likely have an immediate material adverse effect on our business and financial results.

Our Stock Price Is Likely to be Volatile

The market price of our common stock is likely to be volatile and could be subject to significant fluctuations in response to factors such as the following, some of which are beyond our control: quarterly variations in our operating results; operating results that vary from the expectations of securities analysts and investors; changes in expectations as to our future financial performance; changes in market valuations of other online service companies; future sales of our common stock; stock market price and volume fluctuations; general political and economic conditions, such as a recession or war or terrorist attacks or interest rate or currency rate fluctuations; and other risk factors described in this Form 10-K. Moreover, our stock is thinly traded, and we have a relatively small public float. These factors may adversely affect the market price of our common stock. In addition, the market prices for stocks of many Internet related and technology companies have historically experienced extreme price fluctuations that appeared to bear no relationship to the operating performance of these companies.

We Depend on Our Key Personnel

Our success depends on the performance of senior management and on our ability to continue to attract, motivate and retain highly qualified technical professionals. The loss of the services of a number of senior management personnel or highly qualified technical professionals could have a material adverse effect on our operations.

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

Any Acquisitions or Investments We Make Could Be Disruptive to Our Business, Have Adverse Accounting Consequences or Be Dilutive to Our Investors

Although we have no present agreement or understanding relating to any material acquisition or investment, from time to time we have had discussions with companies regarding our acquiring, or investing in, their businesses. If we buy a company, we could have difficulty in assimilating its operations, or assimilating and retaining its key personnel. Also, acquisitions may result in a variety of accounting charges, which could increase our reported expenses, including impairment of goodwill and the write off of acquired in-process research and development. Furthermore, we may incur debt or issue dilutive equity securities to pay for any future acquisitions or investments. As a result, any future business acquisitions or investments could have a material adverse effect on our business and financial results.

We Have a History of Net Operating Losses

We have experienced aggregate net losses from operations of $76,935,931 since our inception in July 1996, including losses of $4,863,147 and $12,667,946 for the years ended December 31, 2002 and 2001, respectively. There can be no guarantee that we will achieve profitability, and if we do, we may not be able to sustain profitability. We believe that our success depends, among other things, on our ability to increase our revenue by further developing existing customer relationships and developing new relationships with colleges, universities and other potential clients. If we are unable to continue to increase our revenue, our business and financial results will be materially and adversely affected.

We Must Protect Our Intellectual Property and Proprietary Rights

Our success depends, in part, on our ability to protect our proprietary rights and technology, such as our trade and product names, and the proprietary software included in our products. We rely on a combination of copyrights, trademarks, servicemarks, patents, trade secret laws, and employee and third-party nondisclosure agreements to protect our proprietary rights. Despite our efforts to protect these rights, unauthorized parties may attempt to duplicate or copy aspects of our services or software or to obtain and use information that we regard as proprietary. In addition, the laws of many countries do not protect our proprietary rights to as great an extent as do the laws of the United States. Our failure to meaningfully protect our intellectual property could have a material adverse effect on our business and financial results.

We may from time to time encounter disputes over rights and obligations concerning intellectual property. These disputes could lead to litigation, which may be time-consuming and costly (even if successful), require us to redesign our products or services, or require us to enter into royalty or licensing agreements (which may not be available on acceptable terms or at all), any of which could have a material adverse effect on our business.

We Are Subject to Risk from General Economic Conditions

Our revenue are subject to fluctuation as a result of general economic conditions. A significant portion of our revenue is derived from the sale of products and services to colleges and universities. Should current weak economic conditions continue or worsen, these organizations may not increase or may reduce their expenditures, which could have an adverse effect on our business.

Our Business and Future Operating Results Are Subject to a Broad Range of Uncertainties Arising Out of the Terrorist Attacks on the United States

Our business and operating results are subject to uncertainties arising out of the terrorist attacks on the United States of America in September 2001 and the current war with Iraq. These uncertainties include the potential worsening or extension of the current global economic slowdown and the economic consequences of military action or additional terrorist activities. While the recent terrorist attacks have not had a material impact on our financial position or results of operations to date, any future attacks or events arising as a result of the attacks, such as interruptions to the international telecommunications network or the Internet, could have a material impact on our business.

We Continue to Refine Our Pricing and Our Products and Services and Cannot Predict Whether the Ongoing Changes Will Be Accepted

Over the past few years we have implemented several changes and continue to make such changes in our pricing and our product and service offerings to increase revenue and to meet the needs of our customers. We cannot predict whether our current pricing and products and services, or any ongoing refinements we make will be accepted by our existing customer base or by prospective customers. If our customers and potential customers to not accept our current or future pricing or products and services offering, it could have a material adverse effect on our business.

General Economic Conditions May Impact the Value and Realizability of our Investment Securities

Factors influencing the financial condition of the issuers of securities with whom we invest our idle cash may impact their ability meet their financial obligations. Our short-term investment portfolio is invested in United States government securities, money-market accounts investing in United States government securities, and commercial bank certificates of deposit. The Company's current investment policy requires that its investment portfolio be limited to investment securities of less than one year in maturity. As of December 31, 2002 all of our invested cash is in money market accounts.

Recent Accounting Pronouncements

Effective January 1, 2002, we adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." This statement applies to recognized long-lived assets of an entity to be held and used or to be disposed of. This statement does not apply to goodwill, intangible assets not being amortized, financial instruments, and deferred tax assets. This statement requires an impairment loss to be recorded for assets to be held and used when the carrying amount of a long-lived asset is not recoverable from future estimated cash flows and exceeds its fair value. An asset that is classified as held-for-sale shall be recorded at the lower of its carrying amount or fair value less cost to sell. The adoption of this standard did not have an impact on the Company's financial position or results of operations.

In April and July 2001, the Emerging Issues Task Force ("EITF") reached a consensus on two issues within Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products" ("EITF 00-25"). EITF 00-25 was subsequently codified along with other related EITF issues into EITF Issue No. 01-09, "Accounting for Consideration Given by a Vendor or a Reseller of the Vendor's Products" ("EITF 01-09"). During the first quarter of 2002, we completed our review of the provisions of EITF 01-09 and concluded that the payments made under our Grant Program are properly classified as costs and not a reduction of the selling price of our services.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS No. 148"), which (i) amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based compensation (ii) amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation and (iii) amends APB Opinion No. 28, "Interim Financial Reporting," to require disclosure about those effects in interim financial information. Items (ii) and (iii) of the new requirements in SFAS No. 148 are effective for financial statements for fiscal years ending after December 15, 2002. We have included the requirements of item (ii) in Note 2 in the Notes to Consolidated Financial Statements and will include the requirements of item (iii) beginning in our first quarter of 2003.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"), which requires that, for guarantees within the scope of FIN 45 issued or amended after December 31, 2002, a liability for the fair value of the obligation undertaken in issuing the guarantee be recognized. FIN 45 does not apply to certain guarantee contracts, such as for a lessee's residual value guarantee embedded in a capital lease. FIN 45 also requires additional disclosures in financial statements for periods ending after December 15, 2002, which we have adopted. However, as of December 31, 2002, we believe that we have no material items subject to the new disclosure requirements. We are currently evaluating FIN 45, however, it is not expected that the recognition and measurement provisions of FIN 45 will have a material effect on the Company's financial position and results of operations.

In December 2002, the EITF reached a consensus on Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"). EITF 00-21 addresses how to allocate revenue in arrangements that include more than one product or service and governs how to identify whether goods or services or both that are to be delivered separately in a bundled sales arrangement should be accounted for separately. EITF 00-21 is applied prospectively to arrangements entered into in periods beginning after June 15, 2003. We are currently evaluating EITF 00-21 and are in the process of determining the impact EITF 00-21 will have on the Company's financial position and results of operations, if any.

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), to address the consolidation issues around certain types of entities, including special purpose entities. FIN 46 requires a variable interest entity to be consolidated if the Company's variable interest (i.e., investment in the entity) will absorb a majority of the entity's expected losses and/or residual returns if they occur. FIN 46 is applicable immediately to any variable interest entities formed after January 31, 2003 and must be applied in the third quarter 2003 to any such entity created before February 1, 2003. We are currently reviewing the provisions of FIN 46 and do not expect its implementation to have a material effect on the Company's financial position or results of operations.

Seasonality

Because the majority of our revenue is derived from the number of students our customers have enrolled in online courses and course supplements delivered on our course management system, our results of operations are impacted somewhat by the seasonality inherent in the traditional academic calendar. However, in 2002, we continued to see our customers offer more non-traditional course terms, which has mitigated the seasonality of our results. We expect this trend to continue in the future. Our operating expenses are relatively fixed in nature and seasonal fluctuations in revenue will result in seasonal fluctuation in our operating results. As a result, sequential quarter-to-quarter financial results are not directly comparable.

Selected Quarterly Information

In view of the rapidly evolving nature of our business and our limited operating history, we believe that our revenue and other operating results should not be relied upon as indications of future performance. The following summarizes selected quarterly information with respect to the Company's operations for the last eight fiscal quarters. Amounts are in thousands, except per share data.

	2002 Quarter Ended				2001 Quarter Ended
	Dec. 31	Sept. 30	June 30	Mar. 31	Dec. 31	Sept. 30	June 30	Mar. 31
	(In thousands, except per share data)
Student fees	$ 4,842	$ 4,579	$ 4,483	$ 4,154	$ 3,641	$ 3,440	$ 3,220	$ 2,753
Campus and course and other revenue	1,410	1,500	1,273	1,451	1,912	2,014	1,405	1,462
	________	________	________	________	________	________	________	________
Net revenue	6,252	6,079	5,756	5,605	5,553	5,454	4,625	4,215
Cost of revenue	3,080	2,601	2,883	3,099	3,170	3,474	3,413	3,783
	________	________	________	________	________	________	________	________
Gross profit	3,172	3,478	2,873	2,506	2,383	1,980	1,212	432
Operating expenses:
Product development	1,382	1,535	1,386	1,355	1,011	1,068	1,363	1,368
Selling and marketing	1,165	1,259	1,437	1,479	1,427	1,459	1,907	2,354
General and administrative	1,252	1,560	1,585	1,497	1,175	1,767	1,942	1,834
	________	________	________	________	________	________	________	________
Total operating expenses	3,799	4,354	4,408	4,331	3,613	4,294	5,212	5,556
	________	________	________	________	________	________	________	________
Operating loss	(627)	(876)	(1,535)	(1,825)	(1,230)	(2,314)	(4,000)	(5,124)
Interest and other income, net	(15)	(20)	(20)	(3)	(19)	(41)	188	203
	________	________	________	________	________	________	________	________
Net loss	$ (642)	$ (896)	$ (1,555)	$ (1,828)	$ (1,249)	$ (2,355)	$ (3,812)	$ (4,921)
	=======	=======	=======	=======	=======	=======	=======	=======
Basic and diluted net loss per share	$ ( .04)	$ ( .05)	$ ( .10)	$ ( .11)	$ ( .08)	$ ( .15)	$ ( .24)	$ ( .30)
	=======	=======	=======	=======	=======	=======	=======	=======

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position, operating results or cash flows due to adverse changes in financial market prices and rates. The Company is, or may become, exposed to market risk in the areas of changes in United States interest rates and changes in foreign currency exchange rates as measured against the United States dollar. These exposures are directly related to our normal operating and funding activities. Historically, and as of December 31, 2002, we have not used derivative instruments or engaged in hedging activities.

Additionally, the Company does not have significant exposure to changing interest rates on invested cash, which was $12,654,600 at December 31, 2002. Historically we have invested available cash in money market accounts, certificates of deposit and investment grade commercial paper that generally had maturities of three months or less, as well as debt securities of United States government agencies and corporate bonds. Our short-term investment portfolio is managed on a discretionary basis by a third party, subject to our investment policy. The Company's investment policy requires that its investment portfolio be limited to investment securities of less than one year in maturity. Furthermore, as a result of a change in the Company's investment strategy during the third quarter of 2001 to limit risk exposure, all of our invested cash has been in money market accounts since October 2001. As a result, the interest rate market risk implicit in these investments at December 31, 2002, is low. However, factors influencing the financial condition of security issuers may impact their ability to meet their financial obligations and could impact the realizability of our security portfolio. We have not undertaken any other interest rate market risk management activities.

Included in the results of operations for the year ending December 31, 2001 are net realized losses on marketable securities of $151,193. These losses are primarily due to the $171,627 loss sustained upon the sale of our investment in a commercial bond issued by Southern California Edison. Due to certain circumstances related to the State of California's regulatory environment, the fair value of our investment in the Southern California Edison bond had declined from its original purchased cost of $1,276,750, and we believed that the future value of these bonds would continue to be uncertain. Therefore, the Company elected to sell these bonds in September 2001 to reduce the risk in our investment portfolio.

A hypothetical ten percent change in market interest rates over the next year would not have a material effect on the fair value of the Company's debt instruments or our cash equivalents nor would it materially impact the earnings or cash flow associated with our cash investments. See Note 2 to the Financial Statements for further information on the fair value of the Company's financial instruments. Although our revolving line of credit bears interest at an adjustable rate of prime plus 1.25%, a hypothetical ten percent change in the market rates as of December 31, 2002 would not have a material effect on our earnings and cash flows in 2003, as the entire borrowings outstanding at December 31, 2002 were repaid on January 2, 2003. We anticipate drawing on our line of credit only for short-term working capital needs during 2003.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's Consolidated Financial Statements and Notes to Consolidated Financial Statements as of December 31, 2002 and 2001 and for each of the years ended December 31, 2002, 2001 and 2000, together with the applicable Independent Auditors' Report and Report of Independent Public Accountants are included in Part IV of this Annual Report on Form 10-K as indicated on the Index to Financial Statements and Schedules on page 36.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

On June 28, 2002, the Board of Directors of the Company, acting upon the recommendation of its Audit Committee, dismissed Arthur Andersen LLP ("Andersen") as the Company's independent public accountants, effective immediately on that date. The audit reports of Andersen on the consolidated financial statements of the Company for the fiscal years ended December 31, 2001 and December 31, 2000, did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles, except as discussed in the following sentence. Andersen's report for the years ended December 31, 2001 and 2000 was modified with respect to a change in accounting principle. As explained in Note 3 to the Consolidated Financial Statements, effective January 1, 2000, the Company changed its method of accounting for certain revenue. During the Company's fiscal years ended December 31, 2001 and December 31, 2000, and through the date of Andersen's dismissal: (a) there were no disagreements with Andersen on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which, if not resolved to Andersen's satisfaction, would have caused Andersen to make reference to the subject matter of such disagreement in connection with Andersen's report on the Company's consolidated financial statements for such fiscal years; and (b) there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K. The Company provided Andersen with a copy of the foregoing disclosures. Exhibit 16.1 is a copy of Andersen's letter, dated July 1, 2002, stating its agreement with such statements. Also on June 28, 2002, the Board of Directors of the Company, acting upon the recommendation of its Audit Committee, engaged KPMG LLP to serve as the Company's independent public accountants for the Company's fiscal year ending December 31, 2002, effective immediately on that date. During the Company's fiscal years 2000 and 2001 and through June 28, 2002, the Company did not consult KPMG with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's consolidated financial statements, or any other matters or reportable events as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The directors and executive officers of eCollege as of March 7, 2003 are as follows:
Name	Age	Position
Directors and Executive Officers
Oakleigh Thorne	45	Chief Executive Officer and Chairman of the Board
Douglas H. Kelsall	49	Executive Vice President, Chief Financial Officer, Treasurer, Secretary and Director
Robert S. Haimes	41	Senior Vice President of Strategy and Market Communication
Steven P. Lindauer	48	Senior Vice President of Professional Services
Mark A. Resmer	48	Senior Vice President and Chief Technology Officer
Matthew T. Schnittman	31	Senior Vice President of Account Management
Mark S. Brodsky	43	Vice President of New Business Development
Dr. Edward O. Gould	55	Vice President of Academic and Government Affairs
Ward R. Huseth, C.P.A	30	Chief Accounting Officer and Controller
Lee R. Spiegler	34	General Counsel and Assistant Secretary
Jack W. Blumenstein	59	Director
Christopher E. Girgenti(1)(2)	39	Director
Jeri L. Korshak(1)(2)	48	Director
Robert H. Mundheim(1)(2)	70	Director
__________
(1) Member of the Compensation Committee. (2) Member of the Audit Committee.

Oakleigh Thorne has served as our Chief Executive Officer since May 30, 2000 and as a member of our Board of Directors since February 1998. Mr. Thorne is responsible for developing the corporate mission and strategic objectives of the Company, and overseeing New Business Development, Strategy, Product Development and Marketing. Mr. Thorne has been Chairman and Chief Executive Officer of TBG Information Investors, LLC and the co-President of Blumenstein/Thorne Information Partners, L.L.C. since October 1996, and is a co-founder of these private equity investment firms. TBG, a partnership with GS Capital Partners II, is a private equity fund that focuses on capital transactions in the information industry. Prior to that time, from September 1986 to August 1996, Mr. Thorne served in various management positions, including most recently as President and Chief Executive Officer of CCH Incorporated, a leading provider of tax and business law information, software, and services. Mr. Thorne serves on the boards of directors of SCP Communications, Inc. and ShopperTrakRCT, Inc. Mr. Thorne is also chairman of Trout Unlimited and is a member of various charitable boards, including the Art Institute of Chicago and the Lake Forest Open Lands Association.

Douglas H. Kelsall was named Executive Vice President in November 2000, has served as our Chief Financial Officer and Treasurer since September 1999, as our Secretary since November 2000 and was elected to the Board of Directors in August 2002. Mr. Kelsall oversees the Company's Information Technology, Professional Services, Account Management, Finance, and Administration departments. From July 1997 to August 1999, Mr. Kelsall served as Chief Financial Officer of TAVA Technologies, Inc.; from December 1995 to June 1997, he served as Chief Financial Officer of Evolving Systems, Inc.; from June 1993 to December 1995, he served as President of Caribou Capital Corporation. Prior to that time, Mr. Kelsall served in various management and vice president positions at Colorado National Bank. Mr. Kelsall holds a Bachelor of Arts degree from the University of Colorado and a Master of Business Administration degree from the University of Denver. Mr. Kelsall presently serves on the board of directors of Caribou Capital Corporation.

Robert S. Haimes was named Senior Vice President of Strategy and Market Communication in January 2003. Prior to this time, he served as our Senior Vice President of Market and Product Management since August 2001 and as our Vice President of Marketing from November 1999 through August 2001. Mr. Haimes is responsible for leading the Company's Product Management and Marketing divisions, as well as leading strategic and tactical planning activities. Additionally, Mr. Haimes oversees all enterprise partnerships that affect the entire company. From 1996 to 1999, he served as the Brand Marketing Director and the Director of Market Development for Coors Brewing Company. In 1995 and 1996, Mr. Haimes was Director of New Products and New Business Development at Boston Chicken, Inc. Prior to September of 1995, Mr. Haimes held positions in brand management, new business development and operations management at Procter and Gamble. He played a key role in his eleven years at Procter and Gamble, managing marketing campaigns to consumers and professionals in a highly competitive industry. Mr. Haimes holds a Bachelor of Science degree in Mechanical Engineering from the University of Cincinnati and a Master of Business Administration degree from Xavier University.

Steven P. Lindauer was named Senior Vice President of Professional Services in January 2003 and prior to this time served as our Senior Vice President of Strategy and Business Development since August 2001. Mr. Lindauer leads the Academic Services and Consulting divisions of eCollege, which includes instructional design training and services, course development, content solutions, and strategic, program and technical consulting. From June 2000 to May 2001, Mr. Lindauer served as a Director of Strategic Alliances at DigitalThink, where he launched and operated the company's alliance with one of the world's largest technology outsourcing and systems integration firms. Prior to April 2000, Mr. Lindauer worked for Accenture, Ltd. (formerly Andersen Consulting) for 17 years, most recently as associate partner and global competency leader for its learning practice. Mr. Lindauer holds a Bachelor of Arts degree in Biology from the University of Colorado.

Mark A. Resmer has served as our Chief Technology Officer and a Senior Vice President since April 2002. Mr. Resmer is responsible for overseeing and directing our Product Engineering and Technology division, including all information technology and product development, from a technical perspective. Mr. Resmer has an extensive background both in academia and the broader IT industry. Most recently, Mr. Resmer led the technology direction for Prometheus at The George Washington University from September 2001 through January 2002 where he steered efforts to put more control of eLearning applications in the hands of institutions' IT departments. Prior to this role, he served as the Chief Technology Officer for iUniverse from May 2000 to September 2001. From April 1988 to April 2000, Mr. Resmer was with California State University and also from 1997 to 1999, where he helped to found and directed the IMS project to promote standardization and growth of the distributed learning marketplace. His experience in academia also includes a technology leadership role at Vassar College from 1980 to 1988. Additionally, Mr. Resmer has held positions as the chair of the California State University System-wide Academic Information Resource Council, chair of the Syllabus Conference Board, and treasurer of the Higher Education Knowledge & Technology Exchange (HEKATE). Mr. Resmer earned his Bachelor's of Arts in Computer Science from Vassar College, and Licentiate in Music from Trinity College in London. Mr. Resmer is a member of the board of directors of TextCentric, Inc.

Matthew T. Schnittman was named Senior Vice President of Account Management in January 2003 and prior to this time served as our Vice President of Professional Services since July 2001. Mr. Schnittman is responsible for ensuring complete customer satisfaction, overseeing the areas of Client Services, Account Management, Help Desk and Evaluation Solutions. Mr. Schnittman served as our Director of Strategic Planning and Analysis from July 1999 to June 2001. Before joining eCollege, Mr. Schnittman worked at PricewaterhouseCoopers from June 1998 to June 1999 in the Management Consulting Strategy group, where he provided strategic consulting services to Fortune 1,000 companies. From January 1995 to June 1997, Mr. Schnittman was with CCD, LLP, a consulting boutique focused on consumer product strategy. Mr. Schnittman holds a Bachelor of Science degree in Business and Public Administration in Marketing from the University of Arizona, and a Master of Business Administration degree in Management and Strategy, Finance and Marketing from JL Kellogg Graduate School of Management.

Mark S. Brodsky was named Vice President of New Business Development in January 2003 and prior to this time served as our Vice President of Sales since August 2000. Mr. Brodsky served as our Regional Vice President of Sales in the Eastern territory from November 1998 to July 2000. Mr. Brodsky is responsible for acquiring all new customers. Prior to joining eCollege, Mr. Brodsky was Vice President of Sales for Aprisa Multimedia, a company he helped found in Denver in 1995, which was later acquired by Capella Learning in November 1997. Prior to Aprisa, Mr. Brodsky held sales and sales management positions with Aimtech Corporation, Fluent Inc., Teleconferencing Systems and Hughes Aircraft Corporation. Mr. Brodsky received a Bachelor of Science degree in Finance from San Diego State University.

Dr. Edward O. Gould has served as our Vice President of Academic and Government Affairs since January 2002. Dr. Gould also serves as the Executive Director of the academic forum, Center for Internet Technology in Education (CiTESM), a division of eCollege. Dr. Gould is responsible for helping eCollege align with the needs of academia and its regulating bodies. Dr. Gould comes to eCollege from San Joaquin Delta College where he served as Superintendent and President from January 2000 to January 2002. Other previous positions include Vice Chancellor of Student Services and Special Programs at the California Community Colleges Chancellor's Office in Sacramento from July 1998 to January 2000; interim Vice President of Student Services at Ohlone College from July 1997 to June 1998; President and District Superintendent at Monterey Peninsula College from July 1995 to June 1997; President and District Superintendent at Victor Valley Community College District from August 1990 to June 1995; and from July 1986 until July 1990 Dean of Student Services at the Gavilan Joint Community College District. Dr. Gould attended Hartnell College, California State University Hayward, San Diego State College and the University of Nevada, Reno, where he earned a Doctorate in Education in Counseling and Personnel Services.

Ward R. Huseth, C.P.A., has served as our Chief Accounting Officer and Controller since December 2001. Prior to this time, Mr. Huseth served as our Assistant Controller from December 2000 to December 2001. Mr. Huseth is responsible for the preparation of all of the Company's financial statements and tax filings, as well as designing and maintaining all internal controls of the Company. Prior to joining eCollege, Mr. Huseth worked for the public accounting firm of Deloitte & Touche LLP for five years, most recently as an assurance and advisory manager for its Denver, Colorado office. Mr. Huseth holds a Bachelor of Business Administration degree in Accounting from the University of Wisconsin-Whitewater.

Lee R. Spiegler has served as our General Counsel and Assistant Secretary since September 2001. Mr. Spiegler is responsible for all legal matters, including compliance with Securities and Exchange Commission rules and regulations. Prior to joining eCollege, Mr. Spiegler served as General Counsel for ClearVision Laser Centers from November 2000 through August 2001 and as their Assistant General Counsel from July 1999 through November 2000. From June 1998 through July 1999, Mr. Spiegler was an Associate with Brobeck, Phleger & Harrison, LLP. From September 1996 through June 1998, Mr. Spiegler was an Associate with Ballard Spahr Andrews & Ingersoll, LLP. Mr. Spiegler received a Bachelor of Science degree in Economics from The Wharton School, University of Pennsylvania and a Juris Doctor degree from the University of Colorado School of Law.

Jack W. Blumenstein has served as a member of our Board of Directors since January 1998. Mr. Blumenstein has been the President of TBG Information Investors, LLC, and the co-President of Blumenstein/Thorne Information Partners, L.L.C. since October 1996, and is a co-founder of these private equity investment firms. TBG, a partnership with GS Capital Partners II, is a private equity fund that focuses on capital transactions in the information industry. From October 1992 to September 1996, Mr. Blumenstein held various positions with The Chicago Corporation (now ABN AMRO, Inc.), serving most recently as Executive Vice President, Debt Capital Markets Group and a member of the board of directors. Mr. Blumenstein was President and CEO of Ardis, a joint venture of Motorola and IBM, and has held various senior management positions in product development and sales and marketing for Rolm Corporation and IBM. Mr. Blumenstein also presently is chairman and CEO of AirCell, Inc., chairman of SCP Communications, Inc. and serves on the board of directors of ShopperTrakRCT, Inc.

Christopher E. Girgenti has served as a member of our Board of Directors since June 1997 and currently serves as chairman of our audit committee, and is a member of our compensation committee. Mr. Girgenti has been Senior Managing Director of New World Equities, Inc. since November 1996 and Managing Director of New World Venture Advisors, LLC since January 1998. From April 1994 through October 1996, Mr. Girgenti served as Vice President and was co-head of the technology investment banking group of The Chicago Corporation (now ABN AMRO, Inc.). He has held various corporate finance positions with Kemper Securities, Inc. and KPMG Peat Marwick. Mr. Girgenti is a Chartered Financial Analyst. Mr. Girgenti presently serves on the advisory board of Illinois Technology Enterprise Corporation - Evanston and also serves on the boards of directors of Tavve Software Company, Sportvision, Inc., and Katalyst, LLC.

Jeri L. Korshak has served as a member of our Board of Directors since February 1999, and is currently a member of our audit committee and compensation committee. Ms. Korshak has over twenty years of experience in marketing and business development. Ms. Korshak served as Senior Vice President of Marketing and Business Development for AuraServ Communications from June 2000 to March 2001 and Vice President of Strategy for MediaOne Group from June 1998 to June 2000. Ms. Korshak was Vice President and General Manager of US WEST Dex-Mountain Region from September 1995 to May 1998, and Vice President and General Manager of Interactive Television of US WEST Multimedia from November 1994 to September 1995. In these and other positions, Ms. Korshak has been involved in developing and introducing interactive services.

Robert H. Mundheim has served as a member of our Board of Directors since January 2001, and currently serves as chairman of our compensation committee, and is a member of our audit committee. Mr. Mundheim has been Of Counsel to Shearman & Sterling since March 1999. Mr. Mundheim formerly held the position of Senior Executive Vice President and General Counsel of Salomon Smith Barney Holdings Inc. Before that he was Executive Vice President and General Counsel of Salomon Inc., a firm which he joined in September 1992. Prior to joining Salomon Inc., Mr. Mundheim was co-Chairman of the New York law firm of Fried, Frank, Harris, Shriver & Jacobson. Until 1992 Mr. Mundheim was the University Professor of Law and Finance at the University of Pennsylvania Law School, where he had taught since 1965. He served as Dean of that institution from 1982 through 1989. Among his other professional activities, Mr. Mundheim has been General Counsel to the U.S. Treasury Department (1977-1980); Special Counsel to the Securities and Exchange Commission (1962-1963); and Vice Chairman, Governor-at-Large and a member of the Executive Committee of the National Association of Securities Dealers (1988-1991). He is a trustee and President of the American Academy in Berlin, a trustee of the New School University and a member of the Council of the American Law Institute, and President of the Appleseed Foundation. He serves as a member of the ABA Task Force on Corporate Responsibility and he served as a member of the ABA Commission on Multidisciplinary Practice and on the Bar Association of the City of New York's Commission on the Future of CUNY.

Directors' Terms

All directors hold office until the next annual meeting of stockholders or until their successors have been duly elected and qualified.

ITEM 11. EXECUTIVE COMPENSATION

                                                                                   Summary Compensation Table
		Annual Compensation			Long Term Compensation
Name and Principal Position	Year	Salary	Bonus	Other	Restricted Stock Awards	Securities Underlying Options/SARs
Oakleigh Thorne	2002			$32,258(1)		211,011(1)
Chief Executive Officer	2001			$12,941(1)
	2000			$19,010(1)		1,000,000(1)

Douglas H. Kelsall	2002	$199,167	$75,850			30,000
Executive Vice President, Chief Financial Officer,	2001	$185,000			$142,500(2)	25,000
Secretary and Treasurer	2000	$171,541	$68,000			100,000

Robert S. Haimes	2002	$185,100	$55,411			7,500
Senior Vice President of Strategy and Market	2001	$180,000				16,000
Communication	2000	$148,333	$54,000			15,000

Steven P. Lindauer	2002	$177,225	$46,672			7,500
Senior Vice President of	2001	$ 61,897				75,000
Professional Services	2000

Mark S. Brodsky	2002	$143,967	$86,195			5,000
Vice President, New	2001	$140,000				7,500
Business Development	2000	$115,625	$ 81,500	$31,957(3)		62,500

(1)

Oakleigh Thorne has served as our Chief Executive Officer since May 30, 2000. In lieu of salary, benefits and other compensation, the Company granted Blumenstein/Thorne Information Partners I, L.P., an investment fund affiliated with Mr. Thorne, fully vested options to purchase up to 1,000,000 shares of the Company's common stock. Of these 1,000,000 shares, options for 200,000 shares have an exercise price of $3.875, the fair market value of the Company's common stock on the date of the grant; options for 200,000 shares have an exercise price of $3.875, based on the Company having met certain stock price performance criteria; and options for the remaining 600,000 shares have an exercise price of $15.00 per share, which can be adjusted to $3.875 based on certain stock price performance criteria. In the third quarter of 2001, the Company recorded the fair market value, based upon an independent valuation, of these non-employee options of 2,570,408 as compensation expense. This amount is reflected as Other General and Administrative expense in the accompanying statements of operations. In lieu of an annual salary in 2002, Mr. Thorne was granted an option to purchase up to 101,156 shares of Common Stock at an exercise price of $4.49 per share. These options vested monthly in twelve equal installments beginning January 1, 2002 and were fully vested as of December 31, 2002. In addition, Mr. Thorne was granted an additional option to purchase up to 101,156 shares of Common Stock at an exercise price of $4.49 per share, of which, options to purchase 74,855 shares were vested as of December 31, 2002 based on the Company meeting certain targets in its Corporate Bonus Plan for 2002. The remaining option shares were forfeited. In 2002, Mr. Thorne was entitled to standard benefits including vacation days, medical/dental insurance and participation in a cafeteria plan pursuant to Section 125 of the Internal Revenue Code. In 2002, the Company paid $18,510 of Mr. Thorne's personal travel expenses, pursuant to his employment agreement. In addition, the Company paid certain living expenses for Mr. Thorne, which totaled $13,748 in 2002, $12,941 in 2001 and $19,010 in 2000.

(2)

Douglas H. Kelsall has served as the Company's Chief Financial Officer since September of 1999. On June 21, 2001 Mr. Kelsall was awarded 50,000 shares of the Company's common stock under the Company's 1999 Stock Incentive Plan in consideration for his services to the Company and his consent to cancel a previous option grant issued in 1999 for the option to purchase 50,000 shares of the Company's common stock at an exercise price of $9.00, the quoted market price of the Company's common stock at the date of grant. One third of the shares vested on June 21, 2002, the one year anniversary of the award, and the balance will vest in 24 successive equal monthly installments beginning in July 2002, provided Mr. Kelsall continues in employment with the Company. On December 31, 2002, the unvested restricted shares of common stock had a market value of $86,250. The Company recorded stock-based deferred compensation cost of $142,500, equal to the fair market value of the restricted common stock on June 21, 2001. The deferred compensation cost will be amortized on a straight-line basis through July 2, 2004.

(3)	Mark S. Brodsky received $31,957 in compensation for commissions related to sales in 2000.

Option Grants in Last Fiscal Year
	Individual Grants
Name	Number of Securities Underlying Options/SARs Granted (#)	% of Total Options/SARs Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date	Potential Realized Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
					5%($)	10%($)
Oakleigh Thorne	176,011	28.35%	$4.49	4/22/12	$497,009	$1,259,518
	35,000	5.64%	$3.85	7/18/12	$ 84,744	$ 214,757
Douglas H. Kelsall	30,000	4.83%	$3.75	7/17/12	$ 70,751	$ 179,296
Robert S. Haimes	7,500	1.21%	$3.75	7/17/12	$ 17,688	$ 44,824
Steven P. Lindauer	7,500	1.21%	$3.75	7/17/12	$ 17,688	$ 44,824
Mark S. Brodsky	5,000.81%		$3.75	7/17/12	$ 11,792	$ 29,883

Aggregate Year-End Option Values

The following table sets forth information concerning the aggregate number of options exercised during the year ended December 31, 2002 by each of the named Executive Officers and outstanding options held by each officer at December 31, 2002.
	Shares Acquired On	Value	Number of Securities Underlying Unexercised Options at December 31, 2002		Value of Unexercised In-the-Money Options at December 31, 2002(1)
Name	Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Oakleigh Thorne	-	-	1,000,000(2)	0	$ 0	$ 0
	-	-	211,011	0	$ 0	$ 0
Douglas H. Kelsall	-	-	240,266	86,955	$30,242	$13,506
Robert S. Haimes	-	-	109,639	18,861	$11,480	$ 6,743
Steven P. Lindauer	-	-	43,332	39,168	$ 0	$ 0
Mark S. Brodsky	-	-	59,850	22,650	$12,867	$ 3,493

(1)

Whether an option is "in-the-money" is determined by subtracting the exercise price of the option from the closing price for the common stock as reported by the NASDAQ on December 31, 2002 ($3.45). If the amount is greater than zero, the option is "in-the-money." For the purpose of such calculation, the exercise price per share is the applicable exercise price as of December 31, 2002 and does not reflect market price changes subsequent to December 31, 2002.

(2)	Fully vested options granted to Blumenstein/Thorne Information Partners I, L.P., an investment fund affiliated with Mr. Thorne.

Director Compensation

All non-employee directors are reimbursed for their reasonable travel expenses incurred in connection with attending the Company's meetings. At our annual meeting of stockholders, on August 14, 2002, the stockholders of the company voted to amend the eCollege 1999 Stock Incentive Plan (the "Amended Plan"), under which our directors are compensated. Based upon approval of the Amended Plan, no cash payments for Board or committee service were made to any director during fiscal year 2002.

Pursuant to the Automatic Award Program under the Amended Plan, on August 14, 2002, each non-employee Board member, excluding Mr. Mundheim, as described below, was granted a Non-Statutory option valued at $125,000 (the "Initial Director Option"), as determined on the date of grant by the Company by dividing the value of an eCollege option based upon the Black-Scholes model, into $125,000, to yield a number of option shares. The shares, subject to the Initial Director Option, vest in a series of sixty successive monthly installments upon the director's completion of each month of Board service over the five-year period measured from the grant date. The options are granted at the fair market value per share of common stock on the option grant date and each option shall have a term of six years measured from the option grant date, subject to earlier termination following the optionee's cessation of Board service. The grant date of Ms. Korshak's Initial Director Option was deemed to be January 2, 2002, for purposes of setting the exercise price and establishing the vesting schedule for the option, based on her agreement to waive her 2002 option grant, pursuant to the Automatic Option Grant Program, and her 2002 annual retainer fee for service on the Board of Directors and the Audit and Compensation Committees.

On the first business day in January of each year, beginning January 2003, each non-employee Board member of a committee of the Board, shall automatically be granted, for each committee on which he or she serves, a Non-Statutory option valued at $5,000 as determined by the Company on the date of grant by dividing the value of an eCollege option based upon the Black-Scholes model into $5,000, to yield a number of option shares. On the first business day in January of each year, each individual who is serving as the chair of a committee of the Board, shall automatically be granted, for each committee he or she chairs, a Non-Statutory option valued at $5,000 as determined by the Company on the date of grant by dividing the value of an eCollege option based upon the Black-Scholes model into $5,000, to yield a number of option shares. The options shall be granted at the fair market value per share of common stock on the option grant date and each option shall have a term of six years measured from the option grant date, subject to earlier termination following the optionee's cessation of Board service. The shares subject to the foregoing annual option grants vest in twelve equal monthly installments upon such director's completion of each month of service over the one-year period measured from the option grant date.

Mr. Mundheim did not receive an Initial Director Option, due to a previous one-time option grant, on April 23, 2001, to purchase 95,000 shares of eCollege common stock as compensation for his service as a director. The option is exercisable in sixty successive equal monthly installments upon Mr. Mundheim's completion of each month of Board service. The option was granted with an exercise price of $3.85, the fair market value on the date of grant. The option is subject to a special acceleration event if all three of the following events occur: i) Oakleigh Thorne no longer serves as Chairman of the Board, and ii) Oakleigh Thorne no longer serves as Chief Executive Officer of the Company, and, iii) Oakleigh Thorne's replacement or replacements are not acceptable to Mr. Mundheim in his sole discretion (''Special Acceleration Event''). If the Special Acceleration Event occurs on or before January 23, 2004, then 50% of the outstanding unvested shares subject to the option held by Mr. Mundheim automatically vests so that such option shares will become fully vested and exercisable. If such Special Acceleration Event happens after January 23, 2004, then 100% of the shares subject to the option held by Mr. Mundheim automatically vest so that such option shares will become fully vested and exercisable.

Equity Compensation Plans

The following table summarizes the status of the Company's equity compensation plans as of the end of fiscal year 2002:
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity Compensation Plans approved by security holders: 1999 Stock Incentive Plan 1999 Stock Purchase Plan	2,131,450 N/A	$4.82 N/A	1,766,339 303,979
Equity Compensation Plans not been approved by security holders:	1,005,806(1)	$10.49	-
Total	3,137,256		2,070,318
	=======		=======
(1)

Includes (i) options to purchase up to 1,000,000 shares of the Company's common stock granted to Blumenstein/Thorne Information Partners I, L.P., an investment fund affiliated with Mr. Thorne (for more information on this grant, please see Item - 11 EXECUTIVE COMPENSATION - Summary Compensation Table, footnote (1)) and (ii) options to purchase up to 5,806 shares of the Company's common stock granted to Jeri Korshak, for services rendered as a director of the Company from January 1, 2000 through December 31, 2000.

Employment Agreements

We have entered into employment agreements with our named Executive Officers. These employment agreements generally include the following terms:

  Salary (which may be adjusted upward or downward by the Board of Directors), bonus and option grant (pursuant to the Company's 1999 Stock Incentive Plan, as amended);
  Standard benefits including vacation days, participation in a flexible reimbursement plan, and medical/dental insurance;
  Employment may be terminated by eCollege or by employee at any time and for any reason;
  Severance pay equal to not more than twelve months of base salary;
  Non-competition and non-solicitation provisions ranging from six to twelve months from the date of separation;
  Confidentiality provision;
  Assignment of ideas and inventions; and
  Nondisparagement provision.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information known to us with respect to beneficial ownership of the common stock as of February 14, 2003 (unless otherwise stated in the footnotes) by (i) each stockholder that we know is the beneficial owner of more than 5% of the common stock, (ii) each director and nominee for director, (iii) each of the executive officers named in the Summary Compensation Table and (iv) all executive officers and directors as a group. Unless otherwise indicated, each of the security holders has sole voting and investment power with respect to the shares beneficially owned, subject to community property laws, where applicable.

Name of Beneficial Owner	Number of Shares Beneficially Owned		Percent of Ownership
Oakleigh Thorne	3,740,328	(1)	21.2%
Douglas H. Kelsall	300,274	(2)	1.8%
Robert S. Haimes	116,628	(3)	*
Steven P. Lindauer	51,332	(4)	*
Mark S. Brodsky	74,379	(5)	*
Blumenstein/Thorne Information Partners I, L.P.	2,622,975	(6)	15.1%
New World Equities, Inc.	917,378	(7)	5.6%
Jack W. Blumenstein	2,633,032	(8)	15.1%
Christopher E. Girgenti	924,838	(9)	5.6%
Jeri L. Korshak	26,361	(10)	*
Robert H. Mundheim	43,069	(11)	*
R.A. Investment Group	1,072,223	(12)	6.5%
Lord, Abbett & Co.	1,319,100	(13)	8.0%
William Blair & Company LLC	983,100	(14)	6.0%
AWM Investment Company	1,358,046	(15)	8.3%
Federated Investment Management	1,079,050	(16)	6.6%
Oakleigh B. Thorne	722,222	(17)	4.4%
All directors and executive officers as a group	5,390,378	(18)	29.5%
__________ * Less than one percent

(1)

Includes options to purchase 176,011 shares of common stock exercisable within 60 days of February 14, 2003. Includes an option grant to Blumenstein/Thorne Information Partners I, L.P., to purchase up to 1,000,000 shares of the Company's common stock. Of these 1,000,000 shares, 200,000 option shares have an exercise price of $3.875, the fair market value of the Company's common stock on the date of the grant; 200,000 option shares have an exercise price of $3.875, based on the Company having met certain stock price performance criteria; and 600,000 option shares have an exercise price of $15.00 per share, which can be adjusted to $3.875 based on certain stock price performance criteria. Also includes 1,622,975 shares beneficially owned by Blumenstein/Thorne Information Partners I, L.P. and 75,955 shares owned by the Oakleigh Thorne Irrevocable GST Trust. Mr. Thorne is a co-President of Blumenstein/Thorne Information Partners L.L.C, the general partner of Blumenstein/Thorne Information Partners I, L.P. Mr. Thorne disclaims beneficial ownership of the options and shares held by Blumenstein/Thorne Information Partners I, L.P., except to the extent of his pecuniary interest, if any. The address for Mr. Thorne is 4900 South Monaco Street, Denver, Colorado 80237.

(2)

Includes options to purchase 256,247 shares of common stock exercisable within 60 days of February 14, 2003 and 1,388 shares of common stock issuable within 60 days of February 14, 2003, pursuant to a share right award. Also includes 4,500 shares held by Mr. Kelsall's spouse and 1,500 shares held by Mr. Kelsall's children. The address for Mr. Kelsall is 4900 South Monaco Street, Denver, Colorado 80237.

(3)	Includes options to purchase 113,082 shares of common stock exercisable within 60 days of February 14, 2003. The address for Mr. Haimes is 4900 South Monaco Street, Denver, Colorado 80237.
(4)	Includes options to purchase 48,332 shares of common stock exercisable within 60 days of February 14, 2003. The address for Mr. Lindauer is 4900 South Monaco Street, Denver, Colorado 80237.
(5)	Includes options to purchase 67,707 shares of common stock exercisable within 60 days of February 14, 2003. The address for Mr. Brodsky is 4900 South Monaco Street, Denver, Colorado 80237.
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
(8)

Consists of options to purchase 5,557 shares of common stock exercisable within 60 days of February 14, 2003 and an option grant to Blumenstein/Thorne Information Partners I, L.P., to purchase up to 1,000,000 shares of the Company's common stock. Of these 1,000,000 shares, 200,000 option shares have an exercise price of $3.875, the fair market value of the Company's common stock on the date of the grant; 200,000 option shares have an exercise price of $3.875 based on the Company having met certain stock price performance criteria; and 600,000 option shares have an exercise price of $15.00 per share, which can be adjusted to $3.875 based on certain stock price performance criteria. Also consists of 1,622,975 shares beneficially owned by Blumenstein/Thorne Information Partners I, L.P., 3,500 shares owned by the Jack Wray Blumenstein Contributory IRA and 1,000 shares owned by Mr. Blumenstein's spouse. Mr. Blumenstein is a co-President of Blumenstein/Thorne Information Partners L.L.C., the general partner of Blumenstein/Thorne Information Partners I, L.P. Mr. Blumenstein disclaims beneficial ownership of the options and shares held by Blumenstein/Thorne Information Partners I, L.P., except to the extent of his pecuniary interest, if any. The address for Mr. Blumenstein is P.O. Box 871, Lake Forest, Illinois 60045.

(9)

Consists of options to purchase 7,460 shares of common stock exercisable within 60 days of February 14, 2003 and 917,378 shares beneficially owned by New World Equities, Inc., of which Mr. Girgenti is a Senior Managing Director. Mr. Girgenti disclaims beneficial ownership of such shares, except to the extent of his pecuniary interest, if any. The address for Mr. Girgenti is 1603 Orrington Avenue, Suite 1070, Evanston, Illinois 60201.

(10)

Includes options to purchase 25,361 shares of common stock exercisable within 60 days of February 14, 2003. The address for Ms. Korshak is c/o eCollege, 4900 South Monaco Street, Denver, Colorado 80237.

(11)	Consists of options to purchase 43,069 shares of common stock exercisable within 60 days of February 14, 2003. The address for Mr. Mundheim is 599 Lexington Avenue, New York, New York 10022.
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

(13)	The address for Lord, Abbett & Company is 90 Hudson Street, Jersey City, New Jersey 07302.
(14)	The address for William Blair & Company is 222 West Adams Street, Chicago, Illinois 60606.
(15)	The address for AWM Investment Company is 153 East 53rd Street, 55th floor, New York, New York 10022.
(16)	The address for Federated Investment Management is P.O. Box 8606, Boston, Massachusetts 02266-8604.
(17)

Excludes shares beneficially owned by Blumenstein/Thorne Information Partners I, L.P. Mr. Thorne is the beneficiary of a trust which is a limited partner in Blumenstein/Thorne Information Partners I, L.P. Mr. Thorne is the father of Oakleigh Thorne, the Company's Chief Executive Officer. The address for Oakleigh B. Thorne is P.O. Box 871, Lake Forest, Illinois 60045.

(18)	Includes 1,839,069 shares issuable upon the exercise of options exercisable within 60 days of February 14, 2003. [See notes 1, 2, 3, 4, 5, 8, 9, 10, 11]

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions With Management and Others

The following are brief descriptions of transactions between us and any of our directors, executive officers or stockholders known to us to own beneficially more than 5% of our shares, or any member of the immediate family of any of those persons, since January 1, 2002, where the amount involved exceeded $60,000:

None

Indemnification Agreements

We have entered into indemnification agreements with our non-employee directors, Messrs. Blumenstein, Girgenti and Mundheim and Ms. Korshak.

Indebtedness of Management

On June 23, 2000, the Company received a $271,000 secured promissory note from Jonathan Dobrin, our former Chief Technology Officer. The note was a full recourse note and was secured by the common stock of the Company owned by the former executive officer. The note was originally due on December 31, 2000. Interest accrued on the note through December 31, 2000 was paid during the first quarter of 2001. The note was extended until April 30, 2002 and began to bear interest at 9% per annum as of April 1, 2001. The principal, together with accrued but unpaid interest due on the outstanding unpaid balance, was payable in monthly installments through April 30, 2002. In November 2001, the Company purchased 14,935 of the pledged shares of the Company's common stock from the former executive officer for $3.00 per share, or $44,805, in lieu of cash payment on the note. These shares of common stock were immediately retired and are no longer outstanding. In January 2002, the Company purchased 15,801 of the pledged shares of the Company's common stock from the former executive officer for $3.00 per share, or $47,403, in lieu of cash payment on the note. These shares of common stock were immediately retired and are no longer outstanding. In April 2002, the Company purchased 23,615 of the pledged shares of the Company's common stock from the former executive officer for $3.01 per share, or $71,080, in lieu of cash payment and in full and final satisfaction of the note. These shares of common stock were retired in May 2002 and are no longer outstanding. As of December 31, 2002, this note was paid in full and cancelled.

ITEM 14. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures: The Company's Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c)) as of a date within 90 days of the filing date of this annual report (the "Evaluation Date"), have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were effective to ensure that material information relating to the Company and its consolidated subsidiary would be made known to such officers on a timely basis. The Company has also established a Disclosure Committee, comprised of the Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, Senior Vice President of Strategy and Market Communication, Senior Vice President of Account Management, and General Counsel.

Change in internal controls: Since the date of its most recent evaluation of internal controls, the Company has made no significant changes in, nor taken any corrective actions regarding, internal controls or other factors that could significantly affect these controls.

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) Financial Statements

(a)(2) None

(a)(3) Exhibits
Exhibit Number		Description
_________		_____________________________________
3.1	(1)	Second Amended and Restated Certificate of Incorporation.
3.4	(1)	Amended and Restated Bylaws.
4.1	(1)	Specimen Common Stock Certificate.
10.1	(2)	Separation Agreement and Release Between Rob Helmick and Company.
10.2	(3)	Registration Agreement between Company and Blumenstein/Thorne Information Partners I, L.P.
10.3	(3)	Stock Option Agreement between Company and Blumenstein/Thorne Information Partners I, L.P.
10.5	(1)	Amended and Restated Shareholders Agreement made as of December 21, 1998, by and among the Registrant and each of the Parties listed on the Schedules attached thereto.
10.6	(1)	Form of Indemnification Agreement by and between the Company and its outside directors.
10.9	(1)	Form of Common Stock Purchase Warrant expiring June 11, 2000, issued pursuant to the Unit Purchase Agreement dated June 11, 1997.
10.13	(1)	Lease Agreement dated May 10, 1999 between Kennedy Center Partnership and the Company.
10.14	(1)	Lease Agreement dated May 10, 1999 between Kennedy Center Partnership and the Company.
10.15	(1)	1999 Employee Stock Purchase Plan.
10.16	(1)	1999 Stock Incentive Plan.
10.17	(1)	Employment Agreement dated as of April 12, 1999 between the Company and Charles P. Schneider.
10.18	(1)	Employment Agreement dated as of August 9, 1999 between the Company and Douglas H. Kelsall.
10.19	(1)	Amendment to Amended and Restated Stockholders Agreement.
10.20	(1)	Warrant to Purchase Common Stock issued October 21, 1999.
10.21	(1)	U.S. Department of Commerce Financial Assistance Award.
10.22	(4)	Amendment to Employment Agreement dated as of March 12, 2001 between the Company and Charles P. Schneider.
10.23	(4)	Amendment to Employment Agreement dated as of March 12, 2001 between the Company and Douglas H. Kelsall.
10.24	(4)	Employment Agreement, as amended, dated as of November 5, 1999 between the Company and Robert Haimes.
10.25	(4)	Employment Agreement, as amended, dated as of November 4, 1998 between the Company and Mark Brodsky.
10.26	(5)	Employment Agreement, as amended, dated as of November 29, 2000 between the Company and Nancy Roecker.
10.27	(6)	Severance Agreement, as amended, dated as of July 3, 2001 between the Company and Charles P. Schneider.
10.28	(7)	Employment Agreement dated as of July 31, 2001 between the Company and Steven P. Lindauer.
10.29	(8)	Employment Agreement dated as of January 7, 2002 between the Company and Dr. Edward O. Gould.
10.30	(9)	Lease Agreement dated March 29, 2002 between Bedford Property Investors, Inc. and the Company.
10.31	(9)	Employment Agreement dated as of March 1, 2002 between Mark Resmer and the Company.
10.32	(10)	Employment Agreement dated as of April 23, 2002 between Oakleigh Thorne and the Company.
10.33	(11)	Amendment to Employment Agreement dated as of July 18, 2002 between Douglas H. Kelsall and the Company
10.34	(11)	Employment Agreement dated as of September 5, 2002 between Robert S. Haimes and the Company.
10.35	(11)	Employment Agreement dated as of July 31, 2002 between Ward R. Huseth and the Company.
10.36	(11)	Employment Agreement dated as of July 31, 2002 between Matthew Schnittman and the Company.
10.37	(11)	First Amendment to Lease Agreement dated September 30, 2002 between Bedford Property Investors, Inc. and the Company
16.1	(12)	Letter from Arthur Andersen LLP to the U.S. Securities and Exchange Commission dated July 1, 2002.
23.1		Consent of KPMG LLP.
99.1		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
________
	(1)	Incorporated by reference from the Company's Registration Statement on Form S-1 (File No. 333-78365).
	(2)	Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2000.
	(3)	Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2000.
	(4)	Incorporated by reference from the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2001
	(5)	Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2001.
	(6)	Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2001.
	(7)	Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2001.
	(8)	Incorporated by reference from the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2002.
	(9)	Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2002.
	(10)	Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2002.
	(11)	Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 13, 2002.
	(12)	Filed as part of Current Report on 8-K filed with the Securities and Exchange Commission on July 1, 2002.

(b) No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

eCollege.com
By:	/s/ Oakleigh Thorne Name: Oakleigh Thorne Title: Chief Executive Officer and Chairman Date: March 28, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
By:	/s/ Oakleigh Thorne Name: Oakleigh Thorne Title: Chief Executive Officer and Chairman Date: March 28, 2003
By:	/s/ Douglas H. Kelsall Name: Douglas H. Kelsall Title: Chief Financial Officer, Treasurer and Director (principal financial officer) Date: March 28, 2003
By:	/s/ Ward R. Huseth Name: Ward R. Huseth, C.P.A. Title: Chief Accounting Officer Date: March 28, 2003
By:	/s/ Jack W. Blumenstein Name: Jack W. Blumenstein Title: Director Date: March 28, 2003
By:	/s/ Christopher E. Girgenti Name: Christopher E. Girgenti Title: Director Date: March 28, 2003

Certification of the Chief Executive Officer

I, Oakleigh Thorne, Chief Executive Officer of eCollege.com (the "Company"), hereby certify that:

(1)    I have reviewed this annual report on Form 10-K of eCollege.com

(2)     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by the annual report;

(3)     Based on my knowledge, the financial statements and other financial information included in the annual report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

(4)     The registrant's other certifiying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(i)     Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to me by others within those entities, particularly during the period in which this annual report was being prepared;

(ii)     Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

(iii)     Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)     The registrant's other certifying officer and I, have disclosed, based on our most recent evaluation, to the registrant's auditors and audit committee of the board of directors:

(i)     All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(ii)     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6)     The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

   /s/ Oakleigh Thorne
Oakleigh Thorne
Chief Executive Officer

Certification of the Chief Financial Officer

I, Douglas H. Kelsall, Chief Financial Officer of eCollege.com (the "Company"), hereby certify that:

(1)    I have reviewed this annual report on Form 10-K of eCollege.com

(2)     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by the annual report;

(3)     Based on my knowledge, the financial statements and other financial information included in the annual report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

(4)     The registrant's other certifiying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(i)     Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to me by others within those entities, particularly during the period in which this annual report was being prepared;

(ii)     Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

(iii)     Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)     The registrant's other certifying officer and I, have disclosed, based on our most recent evaluation, to the registrant's auditors and audit committee of the board of directors:

(i)     All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(ii)     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6)     The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

   /s/ Douglas H. Kelsall
Douglas H. Kelsall
Chief Financial Officer

INDEPENDENT AUDITORS' REPORT

To eCollege.com:

We have audited the accompanying consolidated balance sheet of eCollege.com (a Delaware corporation) and subsidiary as of December 31, 2002, and the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of eCollege.com as of December 31, 2001, and for each of the two years in the period then ended were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated February 5, 2002, which report noted that, as explained in Note 3 to the financial statements, effective January 1, 2000, the Company changed its method of accounting for certain revenue.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 financial statements referred to above present fairly, in all material respects, the consolidated financial position of eCollege.com and subsidiary as of December 31, 2002, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Denver, Colorado
   January 31, 2003

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

/s/ Arthur Andersen LLP

Denver, Colorado,
   February 5, 2002.

This audit report of Arthur Andersen LLP, the Company's former independent public accountants, is a copy of the original report dated February 5, 2002 rendered by Arthur Andersen LLP on the Company's financial statements included in our Form 10-K filed on March 25, 2002. This audit report has not been reissued by Arthur Andersen LLP nor has Arthur Andersen LLP provided a consent to the inclusion of its report in this Form 10-K. We are including this copy of the Arthur Andersen LLP audit report pursuant to Rule 2-02(e) of Regulation S-X under the Securities Act of 1933.

eCollege.com

CONSOLIDATED BALANCE SHEETS

	December 31,
	2002	2001
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 13,633,181	$ 16,625,705
Accounts receivable, net of allowances of $166,217 and $172,845, respectively	3,281,469	2,026,428
Accrued revenue receivable	142,204	311,822
Notes receivable - related party	-	117,430
Other current assets	439,738	568,896
	__________	__________
Total current assets	17,496,592	19,650,281
Property and equipment, net	3,201,248	4,301,271
Software development costs, net	1,568,128	2,822,630
Other assets	301,400	465,800
	__________	__________
TOTAL ASSETS	$ 22,567,368	$ 27,239,982
	=========	==========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Line of credit	$ 2,938,000	$ 2,500,000
Accounts payable	394,694	865,214
Current portion of capital lease obligations	1,135,977	847,047
Other accrued liabilities	2,813,606	1,370,453
Deferred revenue	3,113,157	2,774,359
Grant liabilities	476,488	2,615,987
	__________	__________
Total current liabilities	10,871,922	10,973,060
LONG-TERM LIABILITIES:
Capital lease obligations, net of current portion	706,261	945,504
Deferred revenue	64,743	323,528
Other liabilities	519,887	-
	__________	__________
Total long-term liabilities	1,290,891	1,269,032
	__________	__________
Total liabilities	12,162,813	12,242,092

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, no par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.01 par value, 50,000,000 shares authorized, 16,432,115 and 16,345,372 shares issued, respectively, and 16,425,740 and 16,345,372 shares outstanding, respectively	164,321	163,454
Additional paid-in capital	85,433,594	84,886,438
Treasury stock at cost, 6,375 shares	(21,593)	-
Warrants and options for common stock	3,313,241	3,657,333
Deferred compensation	(78,188)	(223,937)
Accumulated deficit	(78,406,820)	(73,485,398)
	__________	__________
Total stockholders' equity	10,404,555	14,997,890
	__________	__________
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 22,567,368	$ 27,239,982
	=========	=========

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

eCollege.com

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Years Ended December 31,
	2002	2001	2000
REVENUE:
Student fees	$ 18,057,942	$ 13,054,307	$ 7,037,442
Campus and course fees	3,968,565	4,717,301	4,402,329
Other	1,665,296	2,074,919	1,099,699
	__________	__________	__________
Total revenue	23,691,803	19,846,527	12,539,470
COST OF REVENUE	11,662,632	13,839,799	12,650,533
	__________	__________	__________
Gross profit (loss)	12,029,171	6,006,728	(111,063)
OPERATING EXPENSES:
Product development	5,658,309	4,809,576	7,133,497
Selling and marketing	5,339,583	7,147,317	10,586,595
General and administrative	5,894,426	6,717,781	9,434,181
Other general and administrative expense	-	-	2,570,408
	__________	__________	__________
Total operating expenses	16,892,318	18,674,674	29,724,681
	__________	__________	__________
LOSS FROM OPERATIONS	(4,863,147)	(12,667,946)	(29,835,744)
OTHER INCOME (EXPENSE):
Interest and other income	184,928	752,743	2,472,600
Interest expense	(243,203)	(269,932)	(317,439)
Other expense	-	(151,463)	(1,401)
	__________	__________	__________
NET LOSS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(4,921,422)	(12,336,598)	(27,681,984)
Cumulative effect of change in accounting principle	-	-	(1,205,038)
	__________	__________	__________
NET LOSS	(4,921,422)	(12,336,598)	(28,887,022)
OTHER COMPREHENSIVE LOSS:
Unrealized gain (loss) on available-for-sale securities	-	7,549	(7,549)
	__________	__________	__________
COMPREHENSIVE LOSS	$ (4,921,422)	$(12,329,049)	$(28,894,571)
	=========	=========	=========

BASIC AND DILUTED NET LOSS PER SHARE BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	$ (0.30)	$ (0.76)	$ (1.76)
Cumulative effect of change in accounting principle	-	-	(.07)
	__________	__________	__________
BASIC AND DILUTED NET LOSS PER SHARE	$ (0.30)	$ (0.76)	$ (1.83)
	=========	=========	=========

WEIGHTED AVERAGE SHARES OUTSTANDING- BASIC AND DILUTED	16,329,400	16,219,174	15,743,351
	=========	=========	=========

The accompanying notes to consolidated financial statements are an integral part of these statements.

eCollege.com

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-in Capital	Treasury Stock		Warrants And Options	Notes Receivable	Deferred Compensation	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Par Value		Shares	Amount
BALANCES, DECEMBER 31, 1999	14,711,893	$ 147,119	$ 75,388,591	-	$ -	$ 4,252,376	$ (593,593)	$ (2,920,325)	$ -	$ (32,261,778)	$ 44,012,390
Issuance of common stock to initial public offering underwriters	500,000	5,000	5,495,309	-	-	-	-	-	-	-	5,500,309
Issuance of common stock - employee stock purchase plan	135,635	1,356	675,462	-	-	-	-	-	-	-	676,818
Stock issuance costs	-	-	(386,705)	-	-	-	-	-	-	-	(386,705)
Issuance of common stock upon exercise of options	261,794	2,618	1,815,765	-	-	(1,382,595)	-	-	-	-	435,788
Issuance of common stock upon exercise of warrants	530,181	5,302	582,906	-	-	-	-	-	-	-	588,208
Amortization of deferred compensation	-	-	-	-	-	-	-	1,191,142	-	-	1,191,142
Forfeited options	-	-	104,360	-	-	(710,917)	-	606,557	-	-	-
Options for common stock issued in lieu of cash compensation	-	-	-	-	-	2,570,408	-	-	-	-	2,570,408
Collections on notes receivable	-	-	-	-	-	-	593,593	-	-	-	593,593
Net change in unrealized gain (loss) on available-for-sale securities	-	-	-	-	-	-	-	-	(7,549)	-	(7,549)
Net loss	-	-	-	-	-	-	-	-	-	(28,887,022)	(28,887,022)
	_________	________	__________	______	_________	__________	________	___________	__________	__________	__________
BALANCES, DECEMBER 31, 2000	16,139,503	161,395	83,675,688	-	-	4,729,272	-	(1,122,626)	(7,549)	(61,148,800)	26,287,380
Issuance of common stock - employee stock purchase plan	124,106	1,241	294,131	-	-	-	-	-	-	-	295,372
Issuance of common stock upon exercise of options	46,698	467	160,030	-	-	(75,868)	-	-	-	-	84,629
Issuance of restricted common stock upon cancellation of options	50,000	500	142,000	-	-	-	-	(142,500)	-	-	-
Retirement of common stock in exchange for reduction of note receivable	(14,935)	(149)	(44,656)	-	-	-	-	-	-	-	(44,805)
Expiration of warrants	-	-	155,065	-	-	(155,065)	-	-	-	-	-
Options for common stock issued in connection with severance	-	-	-	-	-	147,000	-	(147,000)	-	-	-
Deferred stock based compensation	-	-	-	-	-	15,071	-	(15,071)	-	-	-
Forfeited options	-	-	504,180	-	-	(1,003,077)	-	498,897	-	-	-
Amortization of deferred compensation	-	-	-	-	-	-	-	704,363	-	-	704,363
Net change in unrealized gain (loss) on available-for-sale securities	-	-	-	-	-	-	-	-	7,549	-	7,549
Net loss	-	-	-	-	-	-	-	-	-	(12,336,598)	(12,336,598)
	_________	________	__________	______	_________	_________	________	___________	__________	__________	__________
BALANCES, DECEMBER 31, 2001	16,345,372	163,454	84,886,438	-	-	3,657,333	-	(223,937)	-	(73,485,398)	14,997,890
Issuance of common stock - employee stock purchase plan	102,947	1,029	250,670	-	-	-	-	-	-	-	251,700
Issuance of common stock upon exercise of options	23,212	232	63,293	-	-	-	-	-	-	-	63,525
Issuance of options for common stock to board member	-	-	-	-	-	8,673	-	(8,673)	-	-	-
Forfeited options	-	-	179,082	-	-	(180,565)	-	1,483	-	-	-
Retirement of common stock in exchange for reduction of note receivable	(39,416)	(394)	(118,090)	-	-	-	-	-	-	-	(118,484)
Expiration of warrants	-	-	172,200	-	-	(172,200)	-	-	-	-	-
Amortization of deferred compensation	-	-	-	-	-	-	-	152,939	-	-	152,939
Acquisition of treasury stock, 6,375 shares, at cost	-	-	-	6,375	(21,593)	-	-	-	-	-	(21,593)
Net loss	-	-	-	-	-	-	-	-	-	(4,921,422)	(4,921,422)
	_________	________	__________	______	_________	_________	________	__________	__________	____________	__________
BALANCES, DECEMBER 31, 2002	16,432,115	$ 164,321	$ 85,433,594	6,375	$ (21,593)	$3,313,241	$ -	$ (78,188)	$ -	$ (78,406,820)	$ 10,404,555
	========	=======	=========	======	========	========	=======	=========	=========	==========	=========

The accompanying notes to consolidated financial statements are an integral part of these statements.

eCollege.com

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2002	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,921,422)	$(12,336,598)	$(28,887,022)
Adjustments to reconcile net loss to net cash used in operating activities-
Depreciation	3,204,564	3,467,764	2,701,852
Loss on dispositions of assets	74,935	461	-
Provision for doubtful accounts	-	100,000	115,400
Amortization of capitalized internal-use software development costs	1,254,502	940,877	-
Options for common stock issued in lieu of cash compensation	-	-	2,570,408
Amortization of deferred stock-based compensation	152,939	704,363	1,191,142
Amortization of deferred financing costs	-	-	186,329
Changes in-
Accounts receivable and accrued revenue receivables	(1,086,477)	1,798,371	(2,716,091)
Other current assets	129,158	397,648	(677,913)
Other assets	164,400	164,400	164,300
Accounts payable and accrued liabilities	673,762	(3,496,061)	869,397
Deferred revenue	80,013	(1,634,538)	2,301,261
Grant liabilities	(2,139,499)	(1,356,415)	1,534,347
Other liabilities	242,609	(5,112)	(17,673)
	___________	__________	__________
Net cash used in operating activities	(2,170,516)	(11,254,840)	(20,664,263)
	___________	__________	__________
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,637,825)	(704,866)	(5,235,483)
Proceeds from disposition of property and equipment	12,905	22,662	-
Purchases of marketable securities	-	(5,998,788)	(36,003,376)
Proceeds from sales of marketable securities	-	22,129,036	19,873,128
Capitalized internal-use software development costs	-	(622,395)	(3,141,112)
Notes receivable issued to related parties	-	-	(416,000)
Payments received on notes receivable from related parties	-	108,765	145,000
	___________	___________	___________
Net cash provided by (used in) investing activities	(1,624,920)	14,934,414	(24,777,843)
	___________	___________	___________
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	315,225	380,001	7,201,123
Payment of stock issuance costs	-	-	(386,705)
Proceeds from sale-leaseback transactions	1,044,568	455,432	2,244,057
Payments on lease line of credit	(994,881)	(681,464)	(225,474)
Proceeds and payments from/on line of credit, net	438,000	500,000	2,000,000
Proceeds from notes receivable for stock	-	-	593,593
	___________	___________	___________
Net cash provided by financing activities	802,912	653,969	11,426,594
	___________	___________	___________
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,992,524)	4,333,543	(34,015,512)
CASH AND CASH EQUIVALENTS, beginning of year	16,625,705	12,292,162	46,307,674
	___________	___________	___________
CASH AND CASH EQUIVALENTS, end of year	$ 13,633,181	$ 16,625,705	$ 12,292,162
	=========	=========	=========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$ 243,203	$ 269,932	$ 132,512
	=========	=========	=========
SCHEDULE OF NON-CASH ACTIVITIES:
Financed software purchases	$ 554,556	$ -	$ -
Acquisition of treasury stock included in accrued liabilities	$ 21,593	$ -	$ -

The accompanying notes to consolidated financial statements are an integral part of these statements.

eCollege.com

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Organization and Nature of Business

Company History

eCollege.com (formerly Real Education, Inc. and Real Information Systems, Inc.) was organized and incorporated in the state of Colorado on July 26, 1996. Real Education, Inc. reincorporated as eCollege.com in the state of Delaware on June 22, 1999. eCollege International, Inc. is a wholly owned subsidiary of eCollege.com and was incorporated in the state of Colorado on January 9, 2002. eCollege.com and its wholly owned subsidiary are collectively referred to herein as "eCollege" or the "Company."

Business Activity

eCollege is a provider of technology and services that enable colleges, universities, primary and high schools ("K-12 schools") and corporations to offer an online environment for distance, on-campus and hybrid learning. The Company's technology enables its customers to reach a large number of students who wish to take online courses at convenient times and locations via the Internet. Customers can also use the Company's technology to supplement their on-campus courses with an online environment. Additionally, the Company offers services to assist in the development of online programs, including online course and campus design, development, management and hosting, as well as ongoing administration, faculty, and student support, training, evaluation and consulting services.

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

The Company's current business plan anticipates continued growth. The Company had cash and cash equivalents of $13,633,181 at December 31, 2002, which the Company believes is sufficient to fund its operations at least through December 31, 2003.

(2) Summary of Significant Accounting Policies

Consolidation and Segmentation

The accompanying consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America. The Company has eliminated intercompany transactions and balances in consolidation. The Company has determined that it has one reportable operating segment at December 31, 2002. All of the Company's operating results and identifiable assets are in the United States.

Use of Estimates in the Preparation of Financial Statements

The presentation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions. These estimates and assumptions may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Some of the most significant areas that management uses significant estimates and assumptions are in establishing reserves for uncollectible accounts receivable, in establishing estimated useful lives for long-lived assets, in establishing the point at which it is proper to capitalize software development costs, in establishing various reserves and accruals, including those related to the Grant Program, in revenue recognition and in estimating the fair value of stock options and warrants.

Cash and Cash Equivalents

The Company considers investments in highly liquid instruments purchased with an original maturity of 90 days or less to be cash equivalents. Such investments are held in money market accounts, certificates of deposit or available-for-sale securities.

Available-for-Sale Securities

Debt securities that the Company has both the positive intent and ability to hold to maturity are classified as held-to-maturity and are reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with the unrealized gains and losses included in earnings. Debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as available-for-sale securities and reported at fair value, with unrealized gains or losses excluded from earnings and reported as a separate component of stockholders' equity in accumulated other comprehensive income (loss). The Company realized net losses totaling $159,193 and $1,401, during 2001 and 2000, respectively, in connection with sales of available-for-sale securities. As of December 31, 2002 and 2001, the Company held no available-for-sale securities.

Accounts Receivable

The Company maintains an allowance for doubtful accounts based upon the expected collection of accounts receivable. At December 31, 2002 and 2001, the allowance for doubtful accounts was $166,217 and $172,845, respectively. During the year ended December 31, 2002, the Company determined that $6,628 of its accounts receivable were uncollectible and adjusted the allowance for doubtful accounts accordingly. Three customers individually accounted for more than 10% of accounts receivable as of December 31, 2002. One customer individually accounted for more than 10% of accounts receivable as of December 31, 2001. No customers represented 10% or more of the Company's revenue for 2002 or 2000. Sales to one customer represented approximately 10% of the Company's revenue for 2001. The loss of such customers could result in a significant reduction of revenue.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, and accounts receivable. The Company has no significant off-balance sheet concentrations of credit risk, such as foreign exchange contracts, option contracts or other foreign currency hedging arrangements. The Company maintains its cash balances in the form of bank demand deposits and money market accounts with financial institutions that management believes are credit worthy. Accounts receivable are typically unsecured and are derived from transactions with and from educational institutions primarily located in the United States. Accordingly, the Company may be exposed to credit risk generally associated with educational institutions. The Company performs ongoing credit evaluations of its customers and maintains reserves for estimated credit losses. The Company historically has not had significant write-offs of accounts receivable.

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
	December 31,
	2002	2001
Computer equipment	$8,821,892	$8,021,095
Purchased software	2,970,510	1,999,040
Office furniture and equipment	1,130,122	1,300,520
Leasehold improvements	736,867	856,585
	________	________
	13,659,391	12,177,240
Less: accumulated depreciation	(10,458,143)	(7,875,969)
	________	________
	$3,201,248	$4,301,271
	========	========

Depreciation expense for the years ended December 31, 2002, 2001 and 2000 was $3,204,564, $3,467,764, and $2,701,852, respectively. Included in purchased software as of December 31, 2002 is $838,646 of software licensed in the second quarter of 2002. The Company paid $284,089 during the third quarter of 2002 and will make payments of approximately $277,000 in each of the years ended December 31, 2003 and 2004 under terms of the financing agreement entered into with the software vendor.

Software Development Costs

The Company's activities include ongoing development of software developed for internal use in connection with delivery of services via its proprietary software platform and network. Pursuant to the provisions of the AICPA's Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," costs incurred during the application development stage are capitalized and costs incurred during the preliminary project and the post-implementation stages are expensed as incurred. Capitalized software development costs are amortized using the straight-line method over their estimated useful lives, generally three years. Amortization begins when the products are ready for their intended use.

In general, the Company has expensed costs for the development of internal-use software as incurred due to the fact that the costs qualifying for capitalization have been insignificant and the related lives are short. The determination of the point at which capitalization of qualifying costs properly commences is subject to a high degree of management judgement. However, from April 1, 2000 through March 31, 2001, the Company capitalized $3,763,507 of costs related to development of its CampusPortal product. In April 2001, the software was determined to be ready for its intended use, and accordingly, the Company began to amortize the capitalized costs over a useful life of three years. Through December 31, 2002, the Company has recorded $2,195,379 of accumulated amortization and therefore has $1,568,128 of capitalized software development costs remaining to be amortized. The Company recorded $1,254,502 and $940,877 of amortization expense for the years ended December 31, 2002 and 2001.

The Company also develops software tools and services for use by its personnel that are either currently also marketed to third parties or for which the Company has a substantive plan to market such software. Costs for the development of such software are accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." SFAS No. 86 requires the capitalization of certain software development costs subsequent to the establishment of technological feasibility. The Company's software is deemed to be technologically feasible at the point a working model of the software product is developed. Through December 31, 2002, for products developed by the Company and marketed to third parties, the period from attainment of technological feasibility to general release has been brief and qualifying costs were not significant. Accordingly, the Company has not capitalized any such qualifying software development costs in the accompanying financial statements.

Realization of the Company's capitalized software development costs is dependent upon generating sufficient revenue from the related software products and services during the useful life of such capitalized software. It is reasonably possible that a review of the recorded amount of capitalized software development costs in the future could indicate that they are impaired, and the amount of impairment could be significant. Additionally, technology used by the Company and its customers can be subject to significant changes as new technology and software products are introduced into the marketplace by others. Because of the volatility of the technological environment, it is reasonably possible that a change in technology strategy by the Company could result in a conclusion that all or a portion of the recorded balance is impaired.

Impairment of Long-Lived Assets

Effective January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." This statement applies to recognized long-lived assets of an entity to be held and used or to be disposed of. This statement does not apply to goodwill, intangible assets not being amortized, financial instruments, and deferred tax assets. This statement requires an impairment loss to be recorded for assets to be held and used when the carrying amount of a long-lived asset is not recoverable from future estimated cash flows and exceeds its fair value. An asset that is classified as held-for-sale shall be recorded at the lower of its carrying amount or fair value less cost to sell. The adoption of this standard did not have an impact on the Company's financial position or results of operations. At December 31, 2002, the Company's management believes that there is no impairment of the Company's long-lived assets.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). The current provision for income taxes represents actual or estimated amounts payable on tax return filings each year. Deferred tax assets and liabilities are recorded for the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying balance sheets, and for operating loss and tax credit carryforwards. The change in deferred tax assets and liabilities for the period measures the deferred tax provision or benefit for the period. Effects of changes in enacted tax laws on deferred tax assets and liabilities are reflected as adjustments to the tax provision or benefit in the period of enactment. The Company's deferred tax assets have been completely reduced by a valuation allowance because management does not believe the assets satisfied the realization criteria set forth in SFAS No. 109 at each balance sheet date (see Note 9).

Advertising Costs

Advertising costs are expensed as incurred and are included in sales and marketing expense in the accompanying statements of operations. Market development costs associated with the Company's Grant Program are recorded over the period that the Company estimates the grant recipients will incur reimbursable marketing and advertising expenses and meet the reporting requirements to receive reimbursements of these funds. Based on actual results of the completed Grant Program contracts and the Company's current expectation with regard to uncompleted Grant Program contracts, the Company recorded a reduction to marketing expenses of $111,525 for the year ended December 31, 2002. Marketing expenses related to the Company's Grant Program were $321,000 and $1,253,725 in 2001 and 2000, respectively. Advertising expense for each of the periods presented in the accompanying statements of operations, excluding marketing expenses associated with the Company's Grant Program, is as follows:

For the Year Ended December 31,	Amount
2002	$ 349,440
2001	$ 344,573
2000	$1,250,144

During 1999, the Company paid $822,000 to a third party to provide the Company advertising and other services. The Company has deferred the $822,000 payment and is expensing the cost as services are provided over the five-year term of the agreement. As of December 31, 2002 and 2001, $301,400 and $465,800, respectively, of these prepaid expenses were included in other assets and $164,400, $164,400 and $163,900 was expensed in the years ended December 31, 2002, 2001 and 2000, respectively.

Stock-Based Compensation

The Company accounts for its employee stock option plans and other employee stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB Opinion No. 25"), and related interpretations. The Company applies the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), which allows entities to continue to apply the provisions of APB Opinion No. 25 for transactions with employees and provide pro forma disclosures for employee stock grants as if the fair value based method of accounting in SFAS No. 123 had been applied to these transactions. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and related interpretations.

If the Company had accounted for all of its stock-based compensation plans in accordance with SFAS No. 123, the Company's net loss would have been reported as follows:
	2002	2001	2000
Net loss:
As reported	$ (4,921,422)	$ (12,336,598)	$ (28,887,022)
APB Opinion No. 25 expense recorded	152,939	704,363	1,191,142
Pro forma SFAS No. 123 expense related to options	(2,311,855)	(2,454,358)	(1,987,376)
Pro forma SFAS No. 123 expense related to employee stock purchase plan	(139,436)	(121,110)	(290,599)
Pro forma	$ (7,219,774)	$ (14,207,703)	$ (29,973,855)
	==========	==========	==========
Basic and diluted net loss per share:
As reported	$ (0.30)	$ (0.76)	$ (1.83)
Pro forma	$ (0.44)	$ (0.88)	$ (1.90)

Other Accrued Liabilities

Other accrued liabilities are comprised primarily of accrued compensation expense and the related taxes, as well as other accrued expense items as of each reporting date as shown below:

	December 31,
	2002	2001
Accrued compensation and related taxes	$2,031,180	$ 962,335
Accrued financed software purchase costs	277,279	-
Other accruals	505,147	408,118
Total other accrued liabilities	$2,813,606	$1,370,453
	========	========

Net Loss Per Share

Basic net loss per share is computed by dividing net loss for the period by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and potential common shares outstanding during the period if the effect of the potential common shares is dilutive. As a result of the Company's net losses, all potentially dilutive securities as of December 31, 2002, 2001 and 2000, would be anti-dilutive and are xcluded from the computation of diluted loss per share. The table below summarizes all such securities which have been excluded from this computation.

	December 31,
	2002	2001	2000
Stock options	3,185,123	2,724,353	3,293,822
Warrants	7,000	37,000	77,185
Restricted common stock	25,000	50,000	-
	________	________	________
Total	3,217,123	2,811,353	3,371,007
	=========	=========	=========

The Company has never paid cash dividends on its stock, and is currently precluded from doing so under its borrowing agreements.

Comprehensive Loss

Comprehensive loss includes all changes in stockholders' equity from non-owner sources. Total comprehensive loss was $4,921,422, $12,329,049 and $28,894,571 for the years ended December 31, 2002, 2001 and 2000, respectively. Adjustments to the Company's net loss to derive comprehensive loss are comprised of changes in net unrealized gains and losses on the Company's available-for-sale securities.

Treasury Stock

The Company accounts for treasury stock purchases at cost. In 2002, the Company withheld 6,375 shares of common stock for an aggregate cost of $21,593 in connection with a restricted stock transaction with an officer (see Note 8). These shares are presented as treasury stock in the consolidated balance sheet.

Reclassifications

Certain prior year revenue balances have been reclassified to conform to the current year presentation. Management does not believe the effects of such reclassifications are material.

(3) Revenue Recognition

The Company's typical customers are educational institutions. The Company generates revenue primarily from three sources: (i) student enrollment fees, (ii) online campus development, licensing and hosting services, and (iii) online course design and development services.

The Company's services are generally sold at fixed prices as set forth in customer contracts. The Company charges its customers student fees for students enrolled in online courses hosted by the Company as of agreed upon enrollment census dates at prices specified in the customer contracts. The Company also sells student fee licenses which allow for up to a specified number of student enrollments in online course supplements over a specified period of time, typically one year. Customers are typically charged for annual license, hosting and maintenance fees as well as initial design and development services fees for an online campus. Design and development services fees to build online courses are also specified in contracts. Frequently, customers will order online courses in addition to those purchased under the initial contract. Other service fees, including faculty training and support, instructional design and technical consulting services and online evaluation services, may also be included in customer contracts.

Student fee revenue is recognized on a straight-line basis over each course's specific academic term or over the length of the student fee license purchased by a customer, depending upon contract terms. Initial campus development, license, hosting and maintenance fees are generally received near the start of each contract term. Annual campus license, hosting and maintenance fees are also received at the contract anniversary date, as provided for in the contract. All such contracted campus fees are deferred and recognized on a straight-line basis from the campus launch date through the end of the contract period or the expected life of the customer relationship, whichever is greater. The average recognition period for campus fees is approximately three years.

Prior to January 1, 2002, the Company recognized course development fees over a period of twelve months, which approximated the length of time over which the Company completed its obligations to the customer under course development arrangements. However, the Company continually evaluates the period over which these services are provided, and effective January 1, 2002, changed the recognition period to nine months, to better reflect the period over which the Company's services are provided to customers, and the Company's obligations are completed. This change is based upon the Company's experience of providing such services and will continue to be evaluated as the Company gains additional experience and the business and technological environments change. For course development services initiated but not yet completed as of the date of the change, the Company recognized the remaining deferred revenue balance as of January 1, 2002 over the remaining estimated service period, based upon the revised nine-month estimate. Had the Company continued to recognize its in-process course development services using its original estimate of twelve months, development revenue from such courses would have been the same as reported in the accompanying consolidated statement of operations for the year ended December 31, 2002, however the change did impact the timing of the amounts recognized during the interim reporting periods in 2002. Changes in our contract terms and expected contract life may also affect the period over which development fees are recognized in the future.

Revenue that is recognized is reflected as accrued revenue receivable on the consolidated balance sheets to the extent that the customer has not yet been billed for such services. The Company records deferred revenue for amounts received from or billed to customers in excess of the revenue that has been earned.

In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." In March 2000, the EITF reached a consensus on Issue No. 00-3, "Application of AICPA SOP 97-2, 'Software Revenue Recognition,' to Arrangements That Include the Right to Use Software Stored on Another Entity's Hardware" ("EITF 00-3"). The Company's agreements with customers typically do not qualify as sales of software under the provisions of EITF 00-3, and as such, the Company is required to apply service accounting policies.

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

NIST Grant

In October 1998, the Company was awarded a grant by the National Institute of Standards and Technology ("NIST"), a department of the U.S. Department of Commerce. The Company was entitled to receive payments under the grant as research related to automated course content creation and organization, and tutoring delivery systems was performed. This revenue was recognized as the work was performed by the Company or its subcontractors. The grant expired in January 2002, however, the Company was granted an extension until April 2002 to complete the necessary documentation of its research. Through December 31, 2002, the Company had applied for and received payments totaling approximately $1,859,000, the maximum available under the NIST grant. The Company recognized $1,753,834 of revenue relating to the NIST grant since its inception through December 31, 2002. The remaining receipts from the grant represent cost reimbursements for equipment purchased in connection with the NIST research. In October 2002, the Company received a letter from the U.S. Department of Commerce requesting additional support for a portion of the expenditures reimbursed under the grant. The Company subsequently provided the additional information and believes that it has performed its work in full compliance with the terms of the NIST grant, and that a favorable audit resolution determination letter will be issued by NIST. If an adverse audit resolution determination letter were to be received, the Company could be required to reimburse NIST for disallowed expenditures, and such amount could be material.

(4) Grant Program

The Company implemented a Grant Program in late 1999 designed to increase the market for distance education by assisting new and existing customers in increasing the quality and number of online courses they offer and the number of students pursuing online degrees. Seventy-two grants were awarded, at the Company's discretion, to institutions based on demonstrated commitment to a quality online degree program, the number of current and potential students, the college or university's unique approach to online learning and other factors. The Grant Program is substantially complete at December 31, 2002, and the Company does not anticipate offering new grant awards. Funds granted consist of both educational support funds and marketing funds. The Company originally granted approximately $7.5 million, which consisted of $5.8 million in educational support funds and $1.7 million in marketing funds. Pursuant to the terms of the grants, funds are paid to the grant recipients after they have provided evidence of payment for appropriate expenditures to third parties. Customer expenditures for the Company's services are not reimbursable under terms of the grants.

Educational support funds consist of faculty stipends to encourage the generation of re-usable digital course content, hardware technology, and travel funds, and are considered contract costs. Educational support funds are paid only after the grant recipient has provided evidence that they have expended funds in compliance with the grant agreement. If estimated total contract costs, including direct and indirect costs to perform the Company's obligations under the contract, as well as the appropriate educational support funds, are in excess of the revenue guaranteed under the related agreement, such excess is expensed in the quarter in which the excess is first identified. The Company recognized such a loss of $2.4 million and recorded the liability as a contract loss accrual in 1999. This contract loss was recorded as a component of cost of revenue in 1999. As the Company recognizes course development revenue under the grant recipients' contracts and recognizes the cost of educational support funds and other contract costs, the contract loss accrual is reduced such that the gross margin related to this revenue is zero. In addition, the contract loss accrual may be increased or decreased periodically based upon management's estimate of the costs (including educational support funds) to be incurred on uncompleted contracts and the related guaranteed revenue. The reduction in the contract loss accrual resulted in a decrease in cost of revenue in the current year.

Marketing funds are reimbursed to grant recipients based on demonstration of payment to third parties for approved marketing activities which promote their online programs. These expenses are recorded as marketing expenses in the consolidated statement of operations when it is estimated they are incurred by the grant recipients. A reduction in the total estimated marketing funds to be reimbursed resulted in a decrease in marketing expense in the current year.

The Company has analyzed the costs paid for marketing activities in conjunction with the Emerging Issues Task Force Issue No. 01-09, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products." The Company has concluded that the payments made to grant recipients are consistent with payments made by the Company directly to third parties for similar advertising activities. Accordingly, the Company has concluded that the payments are appropriately reflected as operating expenses in the accompanying consolidated statements of operations.
	For the Twelve Months Ended December 31,
	2002	2001	2000
GRANT COSTS (REDUCTIONS) INCLUDED IN COST OF REVENUE:
Costs related to educational support funds	$ 176,653	$2,794,440	$2,416,864
Reduction of the contract loss accrual	(267,999)	(1,207,570)	(954,886)
	________	________	________
Net effect on cost of revenue for period	$ (91,346)	$1,586,870	$1,461,978
	========	========	========

GRANT COSTS (REDUCTIONS) INCLUDED IN MARKETING EXPENSE:	$ (111,525)	$ 321,000	$ 1,253,725
	========	========	========

The remaining estimated grant contract loss accrual at December 31, 2002 is $7,600 and is included in Grant Liabilities in the accompanying consolidated balance sheet. The determination of the contract loss accrual requires management to make estimates and assumptions regarding the total amount of costs to be incurred. These estimates and assumptions may change and affect the reported amounts of the liability on the date of the consolidated financial statements and the reported amount of expenses during the reporting period. Based on actual results of completed grant contracts and the Company's current expectation with regard to uncompleted contracts, the Company recorded a reduction of $91,346 of expenses related to educational support, including the reduction of the grant loss accrual for the year ended December 31, 2002. For the years ended December 31, 2001 and 2000, the Company recorded expenses of $1,586,870 and $1,461,978, respectively, related to educational support, net of any reduction of the grant loss accrual.

Since the Grant Program's inception, grant payments have totaled $5.0 million for reimbursements of educational support funds and $1.4 million for reimbursements of marketing funds. The estimated remaining disbursements under the Grant Program for reimbursed educational support and marketing funds are approximately $360,000 and $110,000, respectively, for a total of $470,000 at December 31, 2002, all of which are expected to be paid during 2003. Management continually evaluates the grants for compliance. It is possible that there may be individual grants that do not require the Company to reimburse the full grant award, and thus a portion of the accrued expenses may be reversed and the related liability reduced in future reporting periods.

(5) Debt

The Company has a $3,000,000 revolving line of credit (the "Revolver") with a maturity date of March 29, 2003. The Revolver is secured by all of the Company's assets and contains certain financial covenants. The Company was in compliance with all financial covenants as of December 31, 2002. The interest rate on the Revolver is an adjustable rate of prime, which was 4.25% as of December 31, 2002, plus 1.25%. In December 2001, the Company drew $2,500,000 from the Revolver. The entire $2,500,000 draw was subsequently repaid in January 2002. During 2002, the Company drew a total of $11,814,000 from the Revolver at different points throughout the year, of which all but $2,938,000 was repaid during 2002. The Company had $2,938,000 outstanding at December 31, 2002 under the Revolver. The entire $2,938,000 was repaid in January 2003.

In connection with the Revolver, the Company issued warrants to the lender for 30,000 shares of common stock. The exercise price of the warrants was equal to $11.00, the offering price of common shares sold in connection with the Company's initial public offering on December 15, 1999. The value of the warrants at the date of issuance was $172,200, which was recorded as a deferred financing cost and was amortized as interest expense over the original term of the Revolver. In October 2002, all of these warrants expired unexercised.

Capital Lease Obligations

As of December 31, 2002, the Company had leased $3,744,057 of equipment in connection with two sale-leaseback arrangements with a bank. At the end of the 36-month lease terms of each draw under the arrangements, which end at various dates between July 2003 and December 2005, the Company is obligated to purchase the equipment leased under these arrangements for a total of approximately $315,000. The leases have been treated as capital leases for accounting purposes. The weighted average interest rate of borrowings under the capital lease agreements was 12.06% as of December 31, 2002. The net book value of leased equipment as of December 31, 2002, was $1,933,374. The lease agreements contain certain financial covenants. The Company was in compliance with all financial covenants as of December 31, 2002.

The following is a schedule by year of future minimum capital lease payments, together with the present value of the net minimum lease payments as of December 31, 2002:

Year ending December 31,
2003	$ 1,269,191
2004	525,629
2005	234,937
________
Total minimum lease payments	2,029,757
Less: amount representing interest	(187,519)
________
Present value of future minimum lease payments	1,842,238
Current portion of capital lease obligations	1,135,977
________
Long-term portion of capital lease obligations	$ 706,261
=========

Total interest expense for the years ended December 31, 2002, 2001, and 2000 was $243,203, $269,932, and $317,439, respectively. Interest expense for the year ended December 31, 2000 included $164,128 related to warrants for common stock issued in connection with the Revolver. For both years ended December 31, 2002 and 2001, there was no interest expense related to warrants for common stock. Interest expense related to the capital leasing agreements was $226,298, $252,694 and $114,955 in 2002, 2001 and 2000, respectively.

(6) Commitments And Contingencies

Operating Lease Obligations

The Company leases office space and equipment under various non-cancelable operating leases. At December 31, 2002 the aggregate future minimum lease commitments were as follows:

Year ending December 31,
2003	$ 873,223
2004	995,484
2005	1,024,169
2006	1,067,370
2007	821,359
Thereafter	-
________
$4,781,605
=========

Rent expense for the years ended December 31, 2002, 2001, and 2000 was $1,257,841, $1,129,006, and $1,078,728, respectively. In connection with the lease on the corporate headquarters building, the Company has recognized $242,609 in a deferred rent liability as of December 31, 2002, as the amount of the monthly cash rental payments increase over the lease term.

Employee Benefit Plan

Effective January 1, 1999, the Company adopted a defined contribution plan under Section 401(k) of the Internal Revenue Code. Eligible employees are permitted to contribute up to 15% of their annual compensation. In addition, the Company may make discretionary and/or matching contributions on behalf of participating employees. No such contributions were made in 2002, 2001 or 2000.

Legal Matters

The Company is exposed to asserted and unasserted legal claims encountered in the normal course of business. Management believes that the ultimate resolution of any such matters will not have a material adverse effect on the operating results or the financial position of the Company.

(7) Other Related Party Transactions

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

(8) Stockholders' Equity

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

1999 Stock Purchase Plan

The Company's Stock Purchase Plan (the "Purchase Plan") is designed to allow the Company's eligible employees to purchase shares of common stock, at semi-annual intervals, with their accumulated payroll deductions. The Company has reserved 666,667 shares of common stock for issuance under the Purchase Plan. Eligible employees are individuals scheduled to work more than 20 hours per week for more than five calendar months per year. The Purchase Plan has a series of successive offering periods, each with a maximum duration of 24 months. The initial offering period started December 15, 1999. Each offering period is comprised of a series of one or more successive purchase intervals. Semi-annual purchase dates will occur on the last business day of April and October of each year. Should the fair market value per share of the Company's common stock on any purchase date within an offering period be less than the fair market value per share on the start of that offering period, then that offering period shall automatically terminate immediately after the purchase of shares of common stock on such purchase date, and a new offering period shall commence on the next business day.

Under the Purchase Plan, eligible employees may contribute up to 15 percent of his or her cash earnings through payroll deductions, and the accumulated deductions will be applied to the purchase of shares on each semi-annual purchase date. The purchase price per share will be equal to 85 percent of the fair market value per share of the Company's common stock on the participant's entry date into the offering period or, if lower, 85 percent of the fair market value per share on the semi-annual purchase date. In no event, however, may any participant purchase more than 1,000 shares on any purchase date, and not more than 166,667 shares may be purchased in total by all participants on any purchase date.

The Company has elected to apply APB Opinion No. 25, as amended by FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation," in accounting for its stock-based plans. Accordingly, the Company does not recognize compensation expense for employee stock purchases under the Purchase Plan. In April and October 2002, the Company issued 51,697 and 51,250 shares of common stock, respectively, with respect to the Purchase Plan. The April 2002 purchase consisted of 41,385 and 10,312 shares of common stock at a per share price of $2.38 and $2.55, respectively. The October 2002 puchase consisted of 37,306, 8,920 and 5,024 shares of common stock at a per share price of $2.38, $2.55 and $3.06, respectively. The Company issued 71,312 and 52,794 shares of common stock in April and October 2001, respectively, with respect to the Purchase Plan, all at a per share price of $2.38, representing 85% of the fair market value as described above. In April and October 2000, the Company issued 82,165 and 53,470 shares of common stock, respectively, with respect to the Purchase Plan, all at a per share price of $4.99, representing 85% of the fair market value as described above.

Employee Stock Option Grants

The Company's 1999 Stock Incentive Plan (the "Plan") is intended to serve as the successor equity incentive program to the Company's 1997 Stock Option Plan (the "1997 Plan"). All outstanding options under the 1997 Plan were incorporated into the Plan, and no further option grants will be made under the 1997 Plan. All information disclosed below for the period from January 1, 2000 through December 31, 2002, includes options issued under the Plan and the 1997 Plan (collectively, the

"Plans"). Options granted vest over various terms, with a maximum vesting period of five years, and expire after a maximum of ten years. At December 31, 2002, the Company was authorized to grant incentive and non-qualified stock options to acquire up to 4,599,985 shares of the Company's common stock to employees and directors of the Company. The Company accounts for options granted in the Plans to its employees under APB Opinion No. 25, under which the Company has recorded deferred compensation of $8,673, $162,071, and $0 during 2002, 2001 and 2000, respectively, that is being amortized to expense over the vesting period of the associated stock options.

Compensation expense recognized that relates to the unvested portion of forfeited options, if any, is reversed at the time of forfeiture. During 2002, 2001, and 2000, the Company recognized $152,939, $704,363, and $1,191,142, of compensation expense, respectively.

The following table summarizes the Plans at December 31, 2002, 2001 and 2000 and activity during the years then ended.
	Shares	Weighted Average Exercise Price
Outstanding, December 31, 1999	2,189,824	$7.19
Granted	952,275	4.94
Forfeited or canceled	(643,621)	7.60
Exercised	(210,462)	1.96
	_________
Outstanding, December 31, 2000	2,288,016	$6.62
Granted	671,486	3.77
Forfeited or canceled	(1,192,483)	6.83
Exercised	(46,698)	1.81
	_________
Outstanding, December 31, 2001	1,720,321	$5.49
Granted	755,213	3.77
Forfeited or canceled	(345,872)	5.80
Exercised	(23,212)	2.74
	_________
Outstanding, December 31, 2002	2,106,450	$4.85
	========

As of December 31, 2002, 2001 and 2000, 1,222,574, 697,641, and 579,390 of the above options were exercisable, respectively, with weighted average exercise prices of $5.73, $6.80, and $7.12, respectively. The following table summarizes the weighted average exercise prices of options granted during the years ended December 31, 2002, 2001 and 2000. The table includes options for common stock whose exercise price was less than the fair market value, for financial reporting purposes, of the underlying common stock at the date of grant and equal to or greater than the fair market value at the date of grant.
	Years Ended December 31,
	2002	2001	2000
Exercise price-Less than fair market value:
Number of options	50,927	5,555	-
Weighted average exercise price	$ 2.95	$ 1.35	$ -
Weighted average fair value of options	$ 3.02	$ 2.92	$ -

Equal to fair market value:
Number of options	704,286	495,931	952,275
Weighted average exercise price	$ 3.83	$ 3.60	$ 4.94
Weighted average fair value of options	$ 2.40	$ 1.92	$ 2.76

Greater than fair market value:
Number of options	-	170,000	-
Weighted average exercise price	$ -	$ 4.36	$ -
Weighted average fair value of options	$ -	$ 1.00	$ -

The status of stock options outstanding and exercisable under the Plans as of December 31, 2002 is as follows:
	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Number Of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Of Shares	Weighted Average Exercise Price
$ 1.35	5,555	8.0	$ 1.35	5,555	$ 1.35
$ 2.14-$ 3.04	462,314	7.5	$ 2.80	245,383	$ 2.76
$ 3.08-$ 4.49	960,485	8.3	$ 3.89	359,956	$ 4.21
$ 4.88-$ 6.63	263,447	6.4	$ 5.74	204,467	$ 5.64
$ 7.00-$ 9.00	409,149	6.8	$ 8.95	402,021	$ 8.96
$ 10.38	5,500	7.1	$10.38	5,192	$10.38
	________			________
	2,106,450	7.6	$ 4.88	1,222,574	$ 5.73
	=======	===	=====	=======	=====

In addition, during March 1997 the Company issued options for 51,332 shares of common stock outside of the Plans with an exercise price of $0.59. All such options vested over a two year period from March 1997 to March 1999. All of these options were exercised in March 2000.

During July 2000 the Company issued options for 5,806 shares of common stock outside of the Plans with an exercise price of $1.29. All such options vested immediately. The Company accounted for these options in accordance with APB Opinion No. 25 and accordingly recorded $15,009 of compensation expense, based on the then current fair market value of the common stock, at the time of their issuance. As of December 31, 2002, 5,806 options were outstanding and exercisable.

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

The Company has elected to account for its stock-based employee compensation plans under APB Opinion No. 25. Accordingly, for purposes of the pro forma disclosures presented below and in Note 2, the Company has computed the fair values of all options granted during 2002, 2001 and 2000 using the Black-Scholes option pricing model and the following ranges of weighted average assumptions:
	Year Ended December 31,
	2002	2001	2000
Risk-free interest rate	3.0 - 4.0%	3.3%	5.1%
Expected dividend yield	0%	0%	0%
Expected lives outstanding	2.2 - 10.0 years	2.0 years	3.0 years
Expected volatility	80 - 87%	101%	82%

The weighted-average fair value of options granted in 2002, 2001 and 2000 was $2.44, $1.70 and $2,76, respectively.

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

The fair value of each purchase right under the Purchase Plan is estimated, for pro forma disclosure purposes, on the date of the grant using the Black-Scholes model with the following assumptions:
	Year Ended December 31,
	2002	2001	2000
Risk-free interest rate	3.00%	3.25%	5.13%
Expected dividend yield	0%	0%	0%
Expected lives outstanding	1 year	6 months	6 months
Expected volatility	80%	101%	82%

The weighted average fair value of the right to purchase those shares issued in 2002, 2001 and 2000 was $1.36, $1.21 and $2.14 per share, respectively.

The total fair value of the options granted to employees was computed to be $1,843,605, $1,137,950 and $2,623,518 for the years ended December 31, 2002, 2001 and 2000, respectively. Pro forma stock-based compensation for stock options, net of the amounts recorded for amortization of deferred compensation and the effect of forfeitures, was $2,158,916, $1,749,995 and $796,234 for the years ended December 31, 2002, 2001 and 2000, respectively. The total fair value of, and pro foma stock-based compensation expense for, the shares purchased under the Purchase Plan was $139,436, $121,110 and $290,599 for the years ended December 31, 2002, 2001 and 2000, respectively.

Option Grants to Officers

As of April 23, 2002, the Company entered into an employment agreement with Mr. Oakleigh Thorne, our Chief Executive Officer and Chairman of the Board. As part of the agreement, in lieu of an annual salary, on April 23, 2002, Mr. Thorne was granted an option to purchase up to 101,156 shares of common stock at an exercise price of $4.49 per share, the closing price of the Company's common stock on the grant date. This option has a 10 year term and vests monthly in twelve equal installments beginning January 1, 2002. In addition, on April 23, 2002, Mr. Thorne was granted a Performance Option with a 10 year term to purchase up to 101,156 shares of common stock at an exercise price of $4.49 per share. The Performance Option vested, if at all, partially on June 30, 2002, and on December 31, 2002, based on the Company meeting its targets in the corporate bonus plan for 2002. On June 30, 2002, the Performance Option vested with respect to 20,231 shares as a result of the Company meeting interim targets in the corporate bonus plan. On December 31, 2002, the Performance Option vested with respect to an additional 54,624 shares as a result of the Company meeting a portion of the year end financial targets in the corporate bonus plan. The remaining 26,301 shares of the Performance Option did not vest pursuant to the corporate bonus plan and were forfeited as of December 31, 2002.

No compensation expense was recorded upon the issuance of the options due to the fact that the grant price was equal to the exercise price on the date of the grant. However, the Performance Option was subject to variable accounting due to its performance-based terms. As a result, the Company was required to re-measure compensation expense at each reporting date until each portion of the Performance Option vested or was terminated. Since the closing price of the Company's common stock each interim and final compensation measurement date was less than the exercise price of $4.49, the amount of compensation expense was determined to be zero, and for these options the Company did not record any stock-based compensation expense during the year ended December 31, 2002.

Mr. Thorne was appointed as Chief Executive Officer on May 30, 2000. In lieu of salary, benefits and other compensation, the Company granted an investment fund affiliated with Mr. Thorne fully vested options to purchase up to 1,000,000 shares of the Company's common stock. Of these, options for 200,000 shares have an exercise price of $3.875, the fair market value of the Company's common stock on the date of the grant; options for 200,000 shares have an exercise price of $3.875, based on the Company having met certain stock price performance criteria; and options for the remaining 600,000 shares have an exercise price of $15.00 per share, which can be adjusted to $3.875 based on certain stock price performance criteria. In the third quarter of 2000, the Company recorded the fair market value, based upon an independent valuation, of these non-employee options granted to the investment fund of $2,570,408 as compensation expense. This amount is reflected as Other General and Administrative expense in the accompanying statements of operations.

In July 2001, Mr. Charles P. Schneider's employment with the Company terminated. Mr. Schneider had served as the Company's Chief Operating Officer since June of 1999 and as the Company's President since November of 2000. The Company entered into an employment agreement with Mr. Schneider at the time of his hiring (the "Agreement"). On July 2, 2001, the Company's Board of Directors' Compensation Committee awarded Mr. Schneider options to purchase up to 75,000 shares of the Company's common stock under the Company's 1999 Stock Incentive Plan, as consideration for Mr. Schneider's services to the Company and his consent to extend the non-competition provisions of the Agreement. These options have a 5 year term, were fully vested at the award date and are exercisable on July 2, 2002. The exercise price of the option grant is $5.00 per share. On July 2, 2001, the Company recorded stock-based deferred compensation of $147,000, based upon the fair market value of the option grant on that date, as calculated using the Black-Scholes option pricing model. The deferred compensation cost was amortized on a straight-line basis over the twelve month period of the non-competition agreement following Mr. Schneider's termination of employment. As of December 31, 2002, 75,000 options were outstanding and exercisable.

On June 21, 2001, the Company's Board of Directors' Compensation Committee awarded Mr. Douglas Kelsall, Executive Vice President and Chief Financial Officer, 50,000 shares of the Company's common stock under the Company's 1999 Stock Incentive Plan, as consideration for Mr. Kelsall's services to the Company and his consent to terminate a previous option grant issued in 1999 for the option to purchase 50,000 shares of the Company's common stock at an exercise price of $9.00, the quoted market price of the Company's common stock at the date of grant. One third of the shares vested on June 21, 2002, the one year anniversary of the award, and the balance will vest in 24 successive equal monthly installments beginning in July 2002, provided Mr. Kelsall continues in employment with the Company. The Company withheld 6,375 shares of stock during 2002 from Mr. Kelsall's vested shares to cover minimum tax withholding requirements. These shares are reflected as treasury stock in the accompanying consolidated balance sheet as of December 31, 2002. Dividends will be payable on the shares if, and to the extent, paid on the Company's common stock generally. The Company recorded stock-based deferred compensation cost of $142,500, equal to the fair market value of the restricted common stock on June 21, 2001. The deferred compensation cost is being amortized on a straight-line basis through July 2, 2004.

Warrants

In October 1999, the Company obtained a $2,500,000 line of credit from a bank, which has subsequently been increased to $3,000,000. In connection with the line of credit, the Company issued warrants to the bank to acquire 30,000 shares of the Company's common stock at an exercise price of $11.00, equal to the offering price of common stock sold in connection with the Company's initial public offering. The estimated fair market value of the warrants at the date of issuance was approximately $172,200. The warrants were valued using the Black Scholes option pricing model, assuming volatility of 75%, a risk-free interest rate of 5%, no expected dividends, a contractual life of three years and $11.00 as the estimated fair value of the underlying common stock on the date of issuance. In October 2002, all of these warrants expired unexercised.

In November 1998, the Company obtained a $500,000 line of credit from a bank. In connection with the line of credit, the Company issued warrants to the bank to purchase 7,000 shares of common stock. Fifty-percent of the warrants have a strike price of $3.93 and fifty-percent have a strike price of $7.47. The estimated fair market value of the warrants at the date of issuance was approximately $28,000, which was included in interest expense in 1998. The warrants were valued using the Black-Scholes pricing model, assuming volatility of 70%, risk- free interest rate of 5.0%, no expected dividends and a life of five years. As of December 31, 2002 all of these warrants remain outstanding.

(9) Income Taxes

Components of the income tax provision applicable to federal and state income taxes are as follows:
	2002	2001	2000
Current benefit:
Federal	$ -	$ -	$ -
State	-	-	-
	__________	___________	___________
Total	-	-	-
	__________	___________	___________
Deferred benefit:
Federal	(1,569,648)	(3,615,988)	(9,569,342)
State	(286,258)	(659,454)	(1,066,298)
	__________	___________	___________
Total	(1,855,906)	(4,275,442)	(10,635,640)
	__________	___________	___________
Total gross tax benefit	(1,855,906)	(4,275,442)	(10,635,640)

Valuation allowance	1,855,906	4,275,442	10,635,640
	__________	___________	___________
Net tax benefit	$ -	$ -	$ -
	=========	=========	==========

The difference between the statutory federal income tax rate and the Company's effective income tax rate is summarized as follows:
	2002	2001	2000
Federal income tax rate	35.0%	35.0%	35.0%
Increase (decrease) as a result of-
State income taxes net of federal benefit	3.9%	3.9%	3.9%
Stock based compensation	(1.2)%	(2.2)%	(5.0)%
Other	(0.1)%	(0.4)%	0.4%
Valuation allowance	(37.7)%	(36.3)%	(34.3)%
	______	______	______
Effective income tax rate	- %	- %	- %
	=====	=====	=====

Deferred tax assets and liabilities result from the following:
		December 31,
		2002	2001
	Deferred tax assets-
	Current:
	Grant liabilities	$ 185,354	$ 1,017,624
	Deferred revenue	39,970	103,454
	Other	477,958	138,109
	Non-current:
	Depreciation on property and equipment	769,000	-
	Net operating loss carryforward(1)	26,136,628	25,449,721
	Other	96,735	25,057
		_________	_________
	Total deferred tax assets	27,705,645	26,733,965
	Valuation allowance(1)	(27,095,643)	(25,239,737)
		_________	_________
	Net deferred tax assets	610,002	1,494,228
	Deferred tax liabilities-
	Depreciation on property and equipment	-	(396,225)
	Capitalized software costs	(610,002)	(1,098,003)
		_________	_________
	Total deferred tax liabilities	(610,002)	(1,494,228)
		_________	_________
	Net deferred tax assets and liabilities	$ -	$ -
		========	========
__________
(1)

The Company's deferred tax asset related to net operating losses includes the tax effect of approximately $1,565,000 related to tax deductions for non-qualifying stock-based compensation in excess of amounts recorded for financial reporting purposes as of December 31, 2002. If and when the valuation allowance related to these amounts is reversed, the Company will recognize this benefit as an increase to Additional Paid-in Capital as opposed to income tax expense.

From its inception, the Company has generated losses for both financial reporting and tax purposes. Accordingly, for income tax return reporting purposes, the Company may utilize approximately $67,000,000 of net operating loss carryforwards, which begin to expire in 2011. The Tax Reform Act of 1986 contains provisions which may limit the net operating loss carryforwards available to be used in any given year if certain events occur, including significant changes in ownership interests. Such transactions may have occurred during the three-year period ended December 31, 2002.

The Company has determined that $27,095,643 and $25,239,737 of deferred tax assets as of December 31, 2002 and 2001, respectively, did not satisfy the realization criteria set forth in SFAS No. 109, primarily due to the Company's operating losses since inception. Accordingly, a valuation allowance was recorded against the Company's deferred tax assets. Should management conclude that these deferred tax assets are, at least in part, realizable, the valuation allowance will be reversed to the extent of such realizability. The reversal of the valuation allowance, if any, would be recognized as deferred income tax benefit.

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities Exchange Commission.

INDEX TO EXHIBITS
Exhibit Number		Description
_________		_____________________________________
3.1	(1)	Second Amended and Restated Certificate of Incorporation.
3.4	(1)	Amended and Restated Bylaws.
4.1	(1)	Specimen Common Stock Certificate.
10.1	(2)	Separation Agreement and Release Between Rob Helmick and Company.
10.2	(3)	Registration Agreement between Company and Blumenstein/Thorne Information Partners I, L.P.
10.3	(3)	Stock Option Agreement between Company and Blumenstein/Thorne Information Partners I, L.P.
10.5	(1)	Amended and Restated Shareholders Agreement made as of December 21, 1998, by and among the Registrant and each of the Parties listed on the Schedules attached thereto.
10.6	(1)	Form of Indemnification Agreement by and between the Company and its outside directors.
10.9	(1)	Form of Common Stock Purchase Warrant expiring June 11, 2000, issued pursuant to the Unit Purchase Agreement dated June 11, 1997.
10.13	(1)	Lease Agreement dated May 10, 1999 between Kennedy Center Partnership and the Company.
10.14	(1)	Lease Agreement dated May 10, 1999 between Kennedy Center Partnership and the Company.
10.15	(1)	1999 Employee Stock Purchase Plan.
10.16	(1)	1999 Stock Incentive Plan.
10.17	(1)	Employment Agreement dated as of April 12, 1999 between the Company and Charles P. Schneider.
10.18	(1)	Employment Agreement dated as of August 9, 1999 between the Company and Douglas H. Kelsall.
10.19	(1)	Amendment to Amended and Restated Stockholders Agreement.
10.20	(1)	Warrant to Purchase Common Stock issued October 21, 1999.
10.21	(1)	U.S. Department of Commerce Financial Assistance Award.
10.22	(4)	Amendment to Employment Agreement dated as of March 12, 2001 between the Company and Charles P. Schneider.
10.23	(4)	Amendment to Employment Agreement dated as of March 12, 2001 between the Company and Douglas H. Kelsall.
10.24	(4)	Employment Agreement, as amended, dated as of November 5, 1999 between the Company and Robert Haimes.
10.25	(4)	Employment Agreement, as amended, dated as of November 4, 1998 between the Company and Mark Brodsky.
10.26	(5)	Employment Agreement, as amended, dated as of November 29, 2000 between the Company and Nancy Roecker.
10.27	(6)	Severance Agreement, as amended, dated as of July 3, 2001 between the Company and Charles P. Schneider.
10.28	(7)	Employment Agreement dated as of July 31, 2001 between the Company and Steven P. Lindauer.
10.29	(8)	Employment Agreement dated as of January 7, 2002 between the Company and Dr. Edward O. Gould.
10.30	(9)	Lease Agreement dated March 29, 2002 between Bedfod Property Investors, Inc. and the Company.
10.31	(9)	Employment Agreement dated as of March 1, 2002 between Mark Resmer and the Company.
10.32	(10)	Employment Agreement dated as of April 23, 2002 between Oakleigh Thorne and the Company.
10.33	(11)	Amendment to Employment Agreement dated as of July 18, 2002 between Douglas H. Kelsall and the Company
10.34	(11)	Employment Agreement dated as of September 5, 2002 between Robert S. Haimes and the Company.
10.35	(11)	Employment Agreement dated as of July 31, 2002 between Ward R. Huseth and the Company.
10.36	(11)	Employment Agreement dated as of July 31, 2002 between Matthew Schnittman and the Company.
10.37	(11)	First Amendment to Lease Agreement dated September 30, 2002 between Bedford Property Investors, Inc. and the Company
16.1	(12)	Letter from Arthur Andersen LLP to the U.S. Securities and Exchange Commission dated July 1, 2002.
23.1		Consent of KPMG LLP.
99.1		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
________
	(1)	Incorporated by reference from the Company's Registration Statement on Form S-1 (File No. 333-78365).
	(2)	Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2000.
	(3)	Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2000.
	(4)	Incorporated by reference from the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2001
	(5)	Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2001.
	(6)	Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2001.
	(7)	Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2001.
	(8)	Incorporated by reference from the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2002.
	(9)	Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2002.
	(10)	Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2002.
	(11)	Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 13, 2002.
	(12)	Filed as part of Current Report on 8-K filed with the Securities and Exchange Commission on July 1, 2002.

Exhibits can be viewed at any SEC website.