Form 10-Q
period 2003-03-31
ECOLLEGE COM
filed 2003-05-15
CIK 1085653

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

[X] Yes [ ] No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):

[ ] Yes [X] No

The number of shares outstanding of the Registrant's Common Stock, $.01 par value, as of May 1, 2003 was 16,500,879.

eCollege.com

PART I
FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

eCollege.com

CONSOLIDATED BALANCE SHEETS

	March 31, 2003	December 31, 2002
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 14,651,156	$ 13,633,181
Accounts receivable, net of allowance of $164,610 and $166,217, respectively	3,206,862	3,281,469
Accrued revenue receivable	332,777	142,204
Other current assets	601,034	439,738
	__________	__________
Total current assets	18,791,829	17,496,592

NON-CURRENT ASSETS:
Property and equipment, net	2,797,716	3,201,248
Software development costs, net	1,254,502	1,568,128
Other assets	260,300	301,400
	__________	__________
Total non-current assets	4,312,518	5,070,776
	__________	__________
TOTAL ASSETS	$ 23,104,347	$ 22,567,368
	==========	==========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Line of credit	$ 3,000,000	$ 2,938,000
Accounts payable	747,657	394,694
Current portion of capital lease obligations	952,905	1,135,977
Other accrued liabilities	3,210,718	2,813,606
Deferred revenue	3,620,195	3,113,157
Grant liabilities	244,433	476,488
	__________	__________
Total current liabilities	11,775,908	10,871,922

LONG-TERM LIABILITIES:
Capital lease obligations, net of current portion	582,726	706,261
Deferred revenue	64,743	64,743
Other liabilities	632,985	519,887
	__________	__________
Total long-term liabilities	1,280,454	1,290,891
	__________	__________
TOTAL LIABILITIES	13,056,362	12,162,813

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, no par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.01 par value; 50,000,000 shares authorized; 16,446,103 and 16,432,115 shares issued, respectively, and 16,438,604 and 16,425,740 shares outstanding, respectively	164,461	164,321
Additional paid-in capital	85,475,862	85,433,594
Treasury stock at cost, 7,499 and 6,375 shares, respectively	(26,448)	(21,593)
Warrants and options for common stock	3,313,241	3,313,241
Deferred compensation	(65,880)	(78,188)
Accumulated deficit	(78,813,251)	(78,406,820)
	__________	__________
TOTAL STOCKHOLDERS' EQUITY	10,047,985	10,404,555
	__________	__________
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 23,104,347	$ 22,567,368
	==========	==========
The accompanying notes to the condensed consolidated financial statements are an integral part of these balance sheets.

eCollege.com

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Three Months Ended March 31,
	2003	2002
	(Unaudited)
REVENUE:
Student fees	$ 5,684,674	$ 4,153,529
Campus and course	694,055	1,092,222
Other revenue	320,530	358,746
	___________	___________
Total revenue	6,699,259	5,604,497

COST OF REVENUE	2,921,084	3,098,930
	___________	___________
Gross profit	3,777,175	2,505,567

OPERATING EXPENSES:
Product development	1,379,418	1,355,312
Selling and marketing	1,252,446	1,540,046
General and administrative	1,523,886	1,435,543
	___________	___________
Total operating expenses	4,155,750	4,330,901
	___________	___________
LOSS FROM OPERATIONS	(377,575)	(1,825,334)
OTHER INCOME (EXPENSE):
Interest and other income	26,559	59,117
Interest and other expense	(55,415)	(62,499)
	___________	___________
NET LOSS	$ (406,431)	$ (1,828,716)
	==========	===========
BASIC AND DILUTED NET LOSS PER SHARE	$ (0.02)	$ (0.11)
	==========	===========
WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	16,407,721	16,286,890
	==========	==========
COMPREHENSIVE LOSS	$ (406,431)	$ (1,828,716)
	==========	===========
The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

eCollege.com

CONSOLIDATED STATEMENTS OF CASHFLOWS

	For the Three Months Ended
	March 31,
	2003	2002
	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (406,431)	$ (1,828,716)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities-
Depreciation	594,218	859,537
Amortization of capitalized internal-use software development costs	313,626	313,625
Amortization of deferred compensation	12,308	78,829
Loss on disposition of assets	1,699	-
Change in-
Accounts receivable and accrued revenue receivable	(115,966)	(962,714)
Other current assets	(161,296)	(273,523)
Other assets	41,100	41,100
Accounts payable and accrued liabilities	745,220	517,713
Grant liabilities	(232,055)	(877,118)
Deferred revenue	507,038	1,083,414
Other liabilities	113,098	-
	___________	___________
Net cash provided by (used in) operating activities	1,412,559	(1,047,853)
	___________	___________
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(199,014)	(633,202)
Proceeds from sales of property and equipment	6,629	-
	___________	___________
Net cash used in investing activities	(192,385)	(633,202)
	___________	___________
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	42,408	9,287
Proceeds from sale-leaseback transactions	-	581,884
Payments on lease line of credit	(306,607)	(201,262)
Proceeds from and payments on line of credit, net	62,000	500,000
	___________	___________
Net cash provided by (used in) financing activities	(202,199)	889,909
	___________	___________
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,017,975	(791,146)
CASH AND CASH EQUIVALENTS, beginning of period	13,633,181	16,625,705
	___________	___________
CASH AND CASH EQUIVALENTS, end of period	$ 14,651,156	$ 15,834,559
	==========	==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$ 53,456	$ 59,117
	=========	=========

SCHEDULE OF NONCASH ACTIVITIES:
Acquisition of treasury stock included in accrued liabilities	$ 4,855	$ -
	=========	=========
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

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The Company has determined that it has one reportable operating segment at March 31, 2003. All of the Company's operating results and identifiable assets are in the United States. The Company has eliminated intercompany transactions and balances in consolidation.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such regulations. The unaudited condensed consolidated financial statements reflect all adjustments and disclosures that are, in the opinion of management, necessary for a fair presentation. All such adjustments are of a normal recurring nature. Certain amounts in the 2002 financial statements have been reclassified to conform to the 2003 presentation. Management does not believe the effects of such reclassifications are material. The results of operations for the interim periods ended March 31, 2003 and 2002, are not necessarily indicative of the results of the full fiscal years. For further information, refer to the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K, for the year ended December 31, 2002.

3. Summary of Significant Accounting Policies

Net Loss Per Share

Basic net loss per share is computed by dividing net loss for the period by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and potential common shares outstanding during the period if the effect of the potential common shares is dilutive. As a result of the Company's net losses, all potentially dilutive securities for the periods ended March 31, 2003 and 2002 would be anti-dilutive and are excluded from the computation of diluted loss per share. The table below summarizes all such securities which have been excluded from this computation.
	March 31,
	2003	2002
Options to purchase common stock	3,131,990	2,713,780
Warrants to purchase common stock	7,000	37,000
Restricted common stock	20,834	50,000
	________	________
Total	3,161,213	2,800,780
	========	========

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

Current generally accepted accounting principles provide two methods for the Company to account for its employee stock option plans and other employee stock-based compensation arrangements. The Company may recognize stock-based compensation expense under the intrinsic value-based method prescribed by APB Opinion No. 25, or under a fair value-based method prescribed by SFAS No. 123. Under APB Opinion No. 25, the Company generally does not record any stock-based compensation expense for options granted to employees or members of its Board of Directors, provided the options have an exercise price equal to or greater than the market price of the Company's common stock on the day the option is granted and the ultimate number of shares to be granted is known. Under SFAS No. 123, the Company would determine the fair value of the options granted using the Black-Scholes option pricing model, and would recognize the value as stock-based compensation expense over the period the options vest.

The Company has elected to continue to account for its employee stock option plans in accordance with the provisions of APB Opinion No. 25. The Company recorded $12,308 of stock-based compensation expenses during the three months ended March 31, 2003 related to the vesting of options granted to a member of its board of directors with an exercise price less than the fair market value on the date of grant and restricted stock granted in prior periods. No stock-based compensation expense was recognized in the three months ended March 31, 2003, for options granted to employees during 2003. The Company granted 44,700 options to employees at an exercise price equal to the closing price of the Company's common stock on the day the option was granted during the three months ended March 31, 2003. These employee options had a total fair value of $94,631, based on the Black-Scholes option pricing model using the following weighted average assumptions: a risk-free interest rate of 3.00%, an expected dividend yield of 0%, an expected life outstanding of 2.2 years and an expected volatility of 86%. If the Company would have recognized stock-based compensation expense under the fair value-based method prescribed by SFAS No. 123, stock-based compensation expense related to these options granted to employees in 2003 would have been $4,323 for the three months ended March 31, 2003.

In addition to the options granted to employees, pursuant to the Company's 1999 stock incentive plan, during the three months ended March 31, 2003, the Company issued options for 20,304 shares of common stock to board members for their board committee service. The Company accounted for these options in accordance with APB Opinion No. 25. These options had a total fair value of $48,482, based on the Black-Scholes option pricing model. If the company would have recognized stock-based compensation expense under the fair value-based method prescribed by SFAS No. 123 for these options, stock-based compensation expense would have been $11,689 for the three months ended March 31, 2003.

In April 2003, the United States Financial Accounting Standards Board ("FASB") made the determination that adoption of a fair value-based method for accounting for stock-based compensation awards would be required at some time in the future. The Company is currently considering adopting SFAS No. 123 to account for all of its stock-based compensation plans. If the Company voluntarily elects to adopt SFAS No. 123 during 2003, it will likely use the prospective method of transition, as provided by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." Under this method, the Company would have recorded an additional $16,012 of stock-based compensation expense and therefore increased its reported net loss during the three months ended March 31, 2003.

If the Company had accounted for all of its stock-based compensation plans in accordance with SFAS No. 123 since inception, the Company's net loss would have been reported as follows:

	For the Three Months Ended March 31,
	2003	2002
Net loss, as reported	$ (406,431)	$ (1,828,716)
APB Opinion No. 25 expense recorded	12,308	78,829
Pro forma SFAS No. 123 expense related to options	(239,082)	(455,556)
Pro forma SFAS No. 123 expense related to employee stock purchase plan	(13,323)	(39,320)

Pro forma net loss	$ (646,528)	$ (2,244,763)
	=========	=========
Basic and diluted net loss per share:
As reported	$ (0.02)	$ (0.11)
Pro forma	$ (0.04)	$ (0.14)

These pro forma disclosures should be read in conjunction with the pro forma fair value disclosures in the Company's Form 10-K for the year ended December 31, 2002.

Software Development Costs

The Company incurs costs for the development of internal-use software as well as software to be sold or marketed to third parties. The determination of the point at which capitalization of qualifying costs properly commences is subject to a high degree of management judgement. In general, the Company has expensed costs for the development of internal-use software as incurred due to the fact that the costs qualifying for capitalization have been insignificant and the related lives are short. However, from April 1, 2000 through March 31, 2001, the Company capitalized $3,763,507 of costs related to development of its CampusPortal product. In April 2001, the software was determined to be ready for its intended use, and accordingly, the Company began to amortize the capitalized costs over a useful life of three years. Through March 31, 2003, the Company has recorded $2,509,005 of accumulated amortization and therefore has $1,254,502 of capitalized software development costs remaining to be amortized. The Company recorded $313,626 of amortization expense for each of the three months ended March 31, 2003 and 2002. The Company did not capitalize any additional software development costs during 2002 or in the three months ended March 31, 2003.

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

Treasury Stock

The Company accounts for treasury stock purchases at cost. The Company had withheld approximately 7,499 shares of its common stock for an aggregate cost of $26,448 as of March 31, 2003 in satisfaction of tax withholding requirements upon the vesting of restricted stock held by an officer of the Company.

Recent Accounting Pronouncements

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

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), to address the consolidation issues around certain types of entities, including special purpose entities. FIN 46 requires a variable interest entity to be consolidated if the Company's variable interest (i.e., investment in the entity) will absorb a majority of the entity's expected losses and/or residual returns if they occur. FIN 46 is applicable immediately to any variable interest entities formed after January 31, 2003 and must be applied in the third quarter 2003 to any such entity created before February 1, 2003. The Company is currently reviewing the provisions of FIN 46 and does not expect its implementation to have a material effect on the Company's financial position or results of operations.

4. Revenue Recognition

The Company's typical customers are educational institutions. The Company generates revenue primarily from three sources: (i) student enrollment fees, (ii) online campus development, licensing and hosting services, and (iii) online course design and development services.

The Company's services are generally sold at fixed prices as set forth in customer contracts. The Company charges its customers student fees, for students enrolled in online courses hosted by the Company, as of agreed upon enrollment census dates at prices specified in the customer contracts. The Company also sells student fee licenses which allow for up to a specified number of student enrollments in online course supplements over a specified period of time, typically one year. Customers are typically charged for annual license, hosting and maintenance fees as well as initial design and development services fees for an online campus. Design and development services fees to build online courses are also specified in contracts. Frequently, customers will order online course design and development services in addition to those purchased under the initial contract. Other services, including faculty training and support, instructional design and technical consulting services and online evaluation services, may also be purchased at prices set forth in customer contracts.

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

In general, the Company recognizes fees for the design and development of an individual online course over a period of nine months, which approximates the length of time over which the Company completes its obligations to the customer under individual course development arrangements. The Company continually evaluates the period over which these services are provided based upon the Company's experience of providing such services and changes in the business and technological environments. Changes in contract terms and expected contract life may also affect the period over which development fees are recognized in the future. For example, the Company also sells its course design and development services on an hourly fee basis and recognizes the related revenue as the work is performed.

Revenue that is recognized is reflected as accrued revenue receivable on the consolidated balance sheets to the extent that the customer has not yet been billed for such services. The Company records deferred revenue for amounts received from or billed to customers in excess of the revenue that has been earned.

Major Customers

Sales to one customer represented approximately 11% of the Company's revenue for the three months ended March 31, 2003. The same customer accounted for approximately 22% of the Company's accounts receivable balance as of March 31, 2003. Sales to a different customer represented approximately 11% of the Company's revenue for the three months ended March 31, 2002. The loss of either of these customers without the addition of comparable new customers could have an impact on our ability to sustain our revenue growth.

5. Grant Program

The Company implemented a Grant Program in late 1999 designed to assist new and existing customers by increasing the quality and number of online courses they offer and the number of students pursuing online degrees. The Grant Program is substantially complete at March 31, 2003, and the Company does not anticipate offering new grant awards. Awards granted consist of both educational support funds and marketing funds. Pursuant to the terms of the grants, funds are paid to the grant recipients after they have provided evidence of payment for appropriate expenditures to third parties. Customer expenditures for the Company's services are not reimbursable under terms of the grants.

The estimated remaining disbursements under the Grant Program for reimbursed educational support and marketing funds are $196,000 and $49,000, respectively, at March 31, 2003, all of which are expected to be paid during 2003. Management continually evaluates these grants for compliance. It is possible that there may be individual grants that do not require the Company to reimburse the full grant award, and thus a portion of the accrued expenses may be reversed and the related liability reduced in future reporting periods.

Educational support funds consist of faculty stipends to encourage the generation of re-usable digital course content, hardware technology, and travel funds, and are considered contract costs included as a component of cost of revenue. If contract costs, including direct and indirect costs to perform the Company's obligations under the contract as well as the appropriate educational support funds, are in excess of the revenue guaranteed under the related agreement, such excess is expensed and accrued as a contract loss in the quarter in which the excess is first identified. As the Company recognizes course development revenue under the grant recipients' contracts and recognizes the cost of educational support funds and other contract costs, any related contract loss accrual is reduced such that the gross margin related to this revenue is zero. In addition, the contract loss accrual may be increased or decreased periodically based upon management's estimate of the costs to be incurred on contracts and the related guaranteed revenue. The Company recorded $71,338 of grant related expenses in cost of revenue, net of the reduction of contract loss accrual, during the three months ended March 31, 2002. Due primarily to the substantial completion of the Grant Program as of March 31, 2003, there were no grant expenses in cost of revenue in the current period.

Marketing funds are reimbursed to grant recipients based on demonstration of payment to third parties for approved marketing activities which promote their online programs. These expenses are recorded as marketing expenses in the consolidated statement of operations when it is estimated they are incurred by grant recipients. The Company recorded $0 and $65,590 of grant marketing expenses in the three months ended March 31, 2003 and 2002, respectively.

6. Debt

Revolving Line of Credit

The Company had a $3,000,000 revolving line of credit (the "Revolver") that matured on March 29, 2003. The Revolver was extended to April 11, 2003 and increased to $3,385,000. The facility contained certain financial covenants, which the Company was in compliance with as of March 31, 2003. In May 2003, the Company obtained a new $3,750,000 revolving line of credit that will mature in May, 2004, and which replaces the previous revolving line of credit. Both the Revolver and its replacement are secured by all of the Company's assets. The interest rate on both facilities is adjustable and is equal to the bank's prime rate, which was 4.25% as of March 31, 2003, plus 1.25%. In December 2002, the Company drew $2,938,000 from the Revolver. The entire $2,938,000 draw was subsequently repaid in January 2003. In March 2003, the Company drew $3,000,000 from the Revolver. The entire $3,000,000 was repaid in April 2003.

Capital Lease Obligations

As of March 31, 2003, the Company had leased $3,744,057 of equipment in connection with two sale-leaseback arrangements with a bank. At the end of the 36-month lease terms of each draw under the arrangements, which were to end at various dates between July 2003 and December 2005, the Company was to purchase the equipment leased under these arrangements for a total of approximately $314,000. The leases have been treated as capital leases for accounting purposes. The weighted average interest rate of borrowings under the capital lease agreements was 12.06% as of March 31, 2003. The net book value of leased equipment as of March 31, 2003, was $1,517,622. In May 2003, the Company restructured the two existing sale-leaseback arrangements into one new term loan ("Term Loan"). The Term Loan has a 36-month term and an adjustable interest rate of prime plus 2.75%, but shall not be less than 7.00% nor more than 9.00%. The Term Loan shall be repaid in 36 equal monthly installments.

The following is a schedule by year of future minimum capital lease payments, together with the present value of the net minimum lease payments under the two sale-leaseback arrangements as of March 31, 2003, prior to the restructuring of the leases into the Term Loan:

Period ending December 31,
2003	$ 914,286
2004	525,629
2005	234,937
________
Total minimum lease payments	1,674,852
Less: Amount representing interest	(139,221)
________
Present value of future minimum lease payments	1,535,631
Current portion of capital lease obligations	952,905
________
Long-term capital lease obligations	$ 582,726
========

The following is a schedule by year of future maturities under the Term Loan, which restructured the foregoing sale-leaseback arrangements, as of May 14, 2003:

Period ending December 31,
2003	255,926
2004	438,730
2005	438,730
2006	182,805
________
Total Term Loan Debt Maturities	$ 1,316,191
========

7. Related Party Transactions

During the three months ended March 31, 2003, the Company made payments totaling $17,284 to a vendor for online course conversion services. Our Chief Technology Officer is a board member of, and holds a minority ownership interest in, the vendor. Such services were negotiated in the normal course of business.

8. Legal Matters

The Company is exposed to asserted and unasserted legal claims encountered in the normal course of business. Management believes that the ultimate resolution of any such matters will not have a material adverse effect on the operating results or the financial position of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this Section and elsewhere in this report are forward-looking in nature and relate to trends and events that may affect the Company's future financial position and operating results. Such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. You can identify these forward-looking statements when you see us using words such as "expect," "anticipate," "estimate," "plan," "believe" and other similar expressions. These statements speak only as of the date of this report. These statements are based on current expectations about our Company and our industry and involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors, including changes in economic conditions in the markets served by the Company, increasing competition, and other unanticipated events and conditions, as well as the risk factors described below in this report. These forward-looking statements should also be read in conjunction with certain risk factors in our Form 10-K for the year ended December 31, 2002 and other filings we have made with the SEC. We undertake no obligation to publicly update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

You can download and read our Annual Report on Form 10-K free of charge on the Internet by going to the Investor Relations section of our corporate website at www.eCollege.com and clicking on the "Annual Report" link. You can also obtain access to our other SEC filings, including our reports on Forms 10-K, 10-Q and 8-K, from the Investor Relations section via a hyperlink to a third-party SEC Filings web site as soon as reasonably practicable after those reports are electronically filed with or furnished to the SEC.

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

We were founded and began delivering our products and services in 1996. As of March 31, 2003, we had 268 customers under contract. Since our inception, our customers have had approximately 793,000 student enrollments in online courses or course supplements. Our customers have developed approximately 22,000 unique online courses and course supplements on our platform in total; 4,500 of which we've been paid for our course development services.

Our objectives are to continue to expand our presence within our target market of colleges, universities and K-12 schools in the United States and Canada that offer online distance education and to add international customers as the potential arises. The key elements of our growth strategy are to: 1) increase online programs, course offerings and enrollments with existing customers, 2) add additional colleges and universities from our target market, 3) increase on-campus customer relationships to solidify and grow distance education relationships, and 4) add additional K-12 customers and evaluate international opportunities as they arise.

One key metric that we use to measure our success is the number of students our customers have enrolled in online courses and course supplements delivered on our course management system. Since our customers offer traditional, as well as quarterly, bi-monthly and monthly course terms to their students, we typically host more courses during the spring academic term than in the summer or fall terms. As a result, consecutive academic term enrollment results are not directly comparable. The following table presents the number of student enrollments our customers are expected to have, or had, in online courses and our lower priced course supplements during the 2003 and 2002 spring academic terms, respectively. The majority of our revenue is earned by charging a per-enrollment student technology service fee to our customers with distance education programs. Note that the figures shown for the spring 2003 academic term, which lasts from January 1, 2003 until May 15, 2003, are estimates as of April 17, 2003.
	Distance Course Enrollments		On-Campus Course Supplement Enrollments		Total Student Enrollments
	2003	2002	2003	2002	2003	2002

ACADEMIC TERM:
Spring (January 1 - May 15)	130,000	89,660	100,000	38,463	230,000	128,123

We have invested in our infrastructure to accommodate our current and future customer needs. Our expenditures have exceeded our revenue since our inception and our accumulated losses have increased as a result of our growth strategy. Any future increases in our cost of revenue should be significantly less than any increases in our revenue. We expect to see gross profits improve as revenue from student fees increases and we utilize capacity in our data center. We expect our operating expenses to decrease as a percentage of revenue in the future, as we utilize our resources efficiently to support anticipated revenue growth.

We expect revenue to increase during the three months ending June 30, 2003 and range from $7.0 to $7.2 million. We also expect our total expenses to range from $7.0 to $7.2 million and to record positive net income of approximately $50 to $100 thousand during this period, although there can be no guarantee thereof.

eCollege International, Inc.

eCollege International, Inc. is a wholly owned subsidiary of eCollege and was incorporated in the state of Colorado on January 9, 2002. eCollege and its wholly owned subsidiary are collectively referred to herein as "eCollege" or the "Company."

On June 5, 2002, eCollege International, Inc. agreed to provide services valued at $25,000 as an initial 25% capital contribution in the formation of Knowledge Access FZ-LLC (the "Joint Venture"), a free zone, limited liability company incorporated in Dubai Internet City, Dubai, United Arab Emirates. An unrelated company agreed to contribute $75,000 of cash as its initial capital contribution to the Joint Venture, representing a 75% equity interest. The mission of the Joint Venture is to replicate and market the products and services of eCollege to institutions located in certain specified countries in the Middle East and certain neighboring countries. The agreement is limited to educational institutions and corporations located within this territory and does not impact students in this territory who may be enrolled in courses offered by institutions outside of this territority. eCollege International, Inc. is represented on the Joint Venture's Board of Directors by two of five appointed Directors. The Joint Venture's Board is currently in negotiations concerning increased capitalization of the Joint Venture. Any increase in the Joint Venture's capital will be implemented through additional contributions in the ratio of 25% to 75%, with eCollege International, Inc.'s 25% contribution being made in the form of a license of eCollege's software that would be limited to the Joint Venture's geographic region of operation. Neither eCollege nor eCollege International, Inc. is required to make any cash contributions under the Joint Venture Agreement.

Products and Services

The eCollege SystemSM consists of our services and software that create and support the operational and academic needs of our customers for their online programs and includes: eCollege Teaching SolutionsSM, eCollege Program Administrative SolutionsSM, and our Technology Infrastructure.

Teaching Solutions are our products and services that support the development and efficient management of quality online courses and the training of online instructors. Teaching Solutions include eCourseSM, an online version of a traditional classroom course delivered to students who might not otherwise have access to the course, and eCompanionSM, an online teaching supplement designed to enhance classroom-based courses. We also provide assistance to students, faculty and administrators 24 hours a day, 365 days a year via our help desk. We offer course development services to help customers reduce the time it takes to develop new course offerings, create enhancements for existing courses with new learning objects or multi-media and convert existing course content from other companies' course management systems. Our online instructional designers help institutions provide quality courses, instruction and programs through our product and service offerings. We also partner with leading textbook and new media publishers to provide educators and students academically focused content resources accessed through the eCollege System.

Program Administrative Solutions include our products and services that provide assistance and tools to our customers' administrators to assist them in enhancing overall program quality and efficient administration. Gateway CampusSM and CampusPortalSM, are our online campus portal products, which offer community, academic and administrative functions similar to a physical college campus. The Gateway Campus provides access to online campus services, courses and course supplements, and includes faculty and administrative services. CampusPortal offers a range of options, including online campus services, access to online courses and course supplements, and online community access, and includes a Web-based front-end to, and integration with, existing back-office systems for registrations and other administrative student services. Through our campus services offerings, customers receive administrative and implementation services such as online campus design and implementation. Every customer is assigned a client services consultant and a back-up team to provide assistance with term and course administration, user management, and to ensure that the customer's communications and reporting needs are met. We also offer our customers a wide range of standard reports, including activity usage and enrollment reports, which analyze student data to help customers manage their online programs. In addition, we can create custom reports for our customers unique to their individual needs. Our software development team offers custom technical teaching/consulting to meet an institution's unique needs, including integrating our customers' online programs with their student information systems and other enterprise-wide applications through our open platform initiative. Program Administrative Solutions also includes our Evaluation Solutions, which are comprehensive Internet-based products that automate the entire course and instructor evaluation process.

Our Technology Infrastructure provides our customers with a turnkey online program solution, and offers reliability, scalability, accessibility, security and performance designed to provide program stability and growth. The reliability of an institution's online learning environment and support services can affect its faculty and student satisfaction, and thus its student completion, retention and graduation rates. Our Technology Infrastructure consists of: Internet connectivity that maximizes up-time for our customers; all of the necessary hardware and software to run and operate a fully online educational program; a highly reliable and scalable hosting environment, including two commercial data centers, allowing customers to provide their online programs through a standard Web browser; and development and quality assurance teams that not only focus on features and functionality, but also on the usability and scalability of our products.

Critical Accounting Policies

Revenue recognition, accounting for software development costs, stock-based compensation and income taxes are all critical accounting policies for our Company. These policies have been discussed with, and continually evaluated by, our audit committee and independent auditors and are consistent with the policies in effect during 2002. Each of the policies is discussed in detail in the following section of "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as in the Notes to Unaudited Condensed Consolidated Financial Statements.

Revenue

We enter into non-exclusive contracts with our customers to provide our online learning products and services. Our contracts typically have initial terms of one to five years, with the average being approximately three years. Each contract specifies the type and price of the online campus, the number and price of online courses, as well as the fees for student enrollments and any other services purchased. Since our customer contracts are generally applicable campus-wide, colleges and universities can add new online programs and schools without the need to negotiate new contract terms.

We generate revenue primarily from three sources: enrollment fees for students enrolled in online courses and online course supplements; design and development, licensing and hosting services fees for online campuses; and design and development services fees to build online courses. Our other revenue is primarily from professional consulting and training services. The majority of our revenue is earned by charging a per-enrollment student technology service fee to our customers for access to their eCourses, as well as our 24 X 7 help desk support. We also offer a pricing model for our eCompanion product under which we charge an annual license fee. For our Program Administrative Solutions, we generally charge: 1) a one time set-up and design fee to implement an online campus, and 2) an annual license, hosting and maintenance fee for access to our software. We sell our course development services on a per-course basis as well as on a standard hourly rate basis, similar to our other professional consulting services.

The success of our business model is based upon a number of factors which include increasing online learning among colleges, universities, and K-12 schools, adding new customers, adding new programs and developing additional courses for our existing customers, and selling new products and services to our customers. One customer accounted for 11% of our total revenue, and our top 30 customers accounted for 71% of our total revenue, during the three months ended March 31, 2003. The loss of one or more of these customers without the addition of comparable new customers could have an impact on our ability to sustain our revenue growth. One of our largest customers has notified us that it does not intend to renew its guaranteed minimum contract with us when it expires in April 2004. This customer generated approximately 7% and 11% of our revenue during the three months ended March 31, 2003 and 2002, respectively. However, we believe that the potential loss of this customer will not have a material adverse impact on our results of operations or future revenue growth. We believe that we will be able to continue to grow our revenue in 2003 and 2004 based on the addition of new customers and the expected growth from our other existing customers.

Student fees have become the majority of our total revenue as the number of online courses offered by our customers and the number of students enrolled in those courses delivered on our course management platform continue to increase while the revenue generated by our online campus and course services has declined. We expect this trend in our revenue mix to continue. Further, our course development fees have declined as our customers have continued to use our proprietary tools to develop more courses on our course management system without our assistance. While this negatively impacted our course development revenue, we believe it has positively impacted the higher-margin student fee revenue due to the resulting availability of more online courses on the eCollege System. As our pricing and product mix change, and as our customers' online programs grow and mature, we anticipate that student enrollments will increase, resulting in increased student fee revenue. However, due to volume discounts that we offer and competitive pricing in our industry, we expect that these increases in student fee revenue will not be directly proportional to the anticipated increases in student enrollments.

In order to enhance our current customer relationships and further penetrate the distance education market, we feel it is important to develop a greater presence in the lower-margin, on-campus market for key customers. We offer a pricing scenario that is designed to make our offerings more attractive for both on-campus and distance education programs. It also encourages further familiarity of our course management system software with on-campus faculty that may wish to teach online. We offer our on-campus product and service offerings at significantly reduced prices for customers who demonstrate a commitment to building or maintaining a large distance education program. As evidenced by the growth in our enrollments in on-campus course supplements from 2002 to 2003, some customers have begun to adopt our course management system as their on-campus online learning solution in addition to their distance education learning solution.

Revenue Recognition

Revenue recognition is a critical accounting policy for our business. Student fees are recognized on a straight-line basis over each course's specific academic term or over the length of the student fee license purchased by the customer, depending upon contract terms. The average recognition period for student fees recognized over their related academic term is approximately three months.

Campus license, hosting and maintenance fees, including the design and development of a customer's campus, are recognized on a straight-line basis from the campus launch date through the end of the contract period or the expected life of the customer relationship, whichever is greater. The average recognition period for these campus service fees is approximately three years.

Course development fees are recognized on a straight-line basis over the approximate period over which our services are provided and our obligation to the customer is fulfilled. In general, we recognize fees for the design and development of an individual online course over a period of nine months, which approximates the length of time over which we complete our obligations to the customer under individual course development arrangements. We continually evaluate the period over which these services are provided based upon our experience of providing such services and changes in the business and technological environments. Changes in contract terms and the expected contract life may also affect the period over which campus and course fees are recognized in the future. For example, we also sell our course design and development services on an hourly fee basis and recognize the related revenue as the work is performed.

All other revenue sources are recognized over the period of the performance of the service (e.g., program consulting).

NIST Grant

In October 1998, we were awarded a grant by the National Institute of Standards and Technology ("NIST"), a department of the U.S. Department of Commerce. Through April 2002, we applied for and received payments totaling approximately $1,859,000, the maximum available under the NIST grant. We recognized $1,753,834 of revenue relating to the NIST grant since its inception, including $90,629 in the three months ended March 31, 2002. The remaining receipts from the grant represent cost reimbursements for equipment purchased in connection with the NIST research. In April 2003, we received a final audit resolution determination letter from NIST which disallowed $8,584 of our expenditures related to the NIST grant. We were required to reimburse NIST for the disallowed expenditures, which we did in April 2003.

Seasonality

Because the majority of our revenue is derived from the number of students our customers have enrolled in online courses delivered on our course management system, our results of operations are impacted somewhat by the seasonality inherent in the traditional academic calendar, consisting of just one spring, summer and fall term. However, we continue to see our customers offer more non-traditional course terms, such as monthly and bi-monthly terms, which has mitigated the seasonality of our results. We expect this trend to continue in the future. Our operating expenses are relatively fixed in nature and seasonal fluctuations in revenue will result in seasonal fluctuation in our operating results. As a result, sequential quarter-to-quarter financial results are not directly comparable.

Cost of Revenue

Our cost of revenue consists primarily of employee compensation and benefits for our account management, online campus development, course design, technical consulting, and help desk departments as well as sales commissions. Our cost of revenue also includes software, hardware, and other direct costs associated with maintaining our data center operations. Non-marketing related costs of our Grant Program, as discussed below, are also included in cost of revenue. Amortization of capitalized software development costs is also included in our cost of revenue. We also allocate a portion of our occupancy and infrastructure expenses to cost of revenue.

Our sales representatives receive commissions for achieving significant goals such as signing large customers and increasing program offerings by current customers. These commissions are recorded upon contract signing, but are generally paid after we have received an initial payment from the customer. In addition, sales representatives earn sales commissions based on the amount of actual revenue that we recognize. Those commission expenses are recorded as revenue is recognized.

Accounting for software development costs is a critical accounting policy for our business. The determination of the point at which capitalization of qualifying costs properly commences is subject to a high degree of management judgment. On April 1, 2000, we begun to capitalize software development costs related to our CampusPortal product. The technology developed for this product serves as the infrastructure to our campus and course management systems, thereby supporting our student fee line of business. As of March 31, 2001, we had capitalized $3,763,507 of costs related to development of this product. In April 2001, the software was determined to be ready for its intended use, and accordingly, we began amortizing the capitalized costs over a useful life of three years. We did not capitalize any additional software development costs during 2002 or in the three months ended March 31, 2003. Through March 31, 2003, we had recorded $2,509,005 of accumulated amortization, and therefore have $1,254,502 of capitalized software development costs remaining to be amortized. We anticipate that the remaining capitalized software development costs will be fully amortized as of March 31, 2004, unless a review of the asset indicates that the remaining capitalized costs are impaired and an earlier write-down is appropriate. We recorded $313,626 of expense for each of the three months ended March 31, 2003 and 2002. We expect a decrease in cost of revenue of approximately $314,000 per quarter, beginning in April 2004, assuming no additional software development costs are capitalized between now and then. However, this savings maybe offset by other product development expenses.

Realization of the capitalized software development costs is dependent upon generating sufficient revenue from the related software products and services during the useful life of such capitalized software. It is reasonably possible that a review of the recorded amount of capitalized software development costs in the future could indicate that they are impaired, and the amount of impairment could be significant. Additionally, the technology we use internally and to support our customers can be subject to significant changes as new technology and software products are introduced into the marketplace by others. It is reasonably possible that a change in our technology strategy could result in a conclusion that all or a portion of the recorded balance of $1,254,502 is impaired.

We expect that our cost of revenue will continue to decline in the future as a percentage of revenue. We anticipate experiencing this decline as we achieve operating efficiences and as our revenue mix changes to be more heavily weighted towards student fees, which have a lower incremental cost than revenue derived from our other product and service offerings.

Grant Program

We implemented a Grant Program in late 1999 designed to assist new and existing customers by increasing the quality and number of online courses they offer and the number of students pursuing online degrees. Seventy-two grants were awarded, at our discretion, to institutions based on demonstrated commitment to a quality online degree program, the number of current and potential students, the college or university's unique approach to online learning and other factors. The Grant Program is substantially complete at March 31, 2003, and we do not anticipate offering new grant awards.

Awards granted consist of both educational support funds and marketing funds. Pursuant to the terms of the grants, funds are paid to the grant recipients after they have provided evidence of payment for appropriate expenditures to third parties. Customer expenditures for our services are not reimbursable under terms of the grants. Due primarily to the substantial completion of the Grant Program as of March 31, 2003, there were no grant expenses in cost of revenue in the current period. We recorded $71,338 of grant related expenses in cost of revenue during the three months ended March 31, 2002.

Since the Grant Program's inception, grant payments have totaled $5.2 million for reimbursements of educational support funds and $1.4 million for reimbursements of marketing funds. The estimated remaining disbursements under the Grant Program for reimbursed educational support and marketing funds are $196,000 and $49,000, respectively, at March 31, 2003, all of which are expected to be paid during 2003. We continually evaluate these grants for compliance. It is possible that there may be individual grants that do not require the reimbursement of the full grant award, and thus a portion of the accrued expenses may be reversed and the related liability reduced in future reporting periods.

Product Development

Product development includes costs of maintaining, developing and improving our software products. These costs consist primarily of employee compensation and benefits, consulting fees, occupancy and depreciation expenses. Product development costs in the future may be reduced by any software development costs which are capitalized in accordance with relevant accounting standards, although we did not capitalize any such costs in 2002 or during the three months ended March 31, 2003.

Selling And Marketing

The principal components of our selling and marketing expenses are employee compensation and benefits, advertising, industry conferences, and travel. Other significant components include marketing events, sales collateral, consulting fees, occupancy and depreciation expenses.

Our Grant Program includes marketing funds that are reimbursed to customers based on demonstration of payment to third parties for approved marketing activities which promote their online programs. These expenses are recorded as marketing expenses in the consolidated statement of operations when it is estimated they are incurred by the grant recipients and we incur the obligation to reimburse them. We recorded $0 and $65,590 of grant marketing expenses in the three months ended March 31, 2003 and 2002, respectively. We do not expect to record any additional marketing expenses related to our Grant Program.

General and Administrative

Our general and administrative departments include finance, legal, human resources, corporate facilities, internal technical network administration and support, management information systems, and executive. Employee compensation and benefits represent the most significant component of general and administrative expense. Other components include occupancy, depreciation, communications, professional and consulting fees, and stock-based compensation expenses.

Stock-Based Compensation

Stock-based compensation is a critical accounting policy for our Company. Current generally accepted accounting principles provide two methods for accounting for employee stock option plans and other employee stock-based compensation arrangements. Companies may recognize stock-based compensation expense under the intrinsic value-based method prescribed by APB Opinion No. 25 or under a fair value-based method prescribed by SFAS No. 123 and related interpretations. We account for our employee stock option plans and other employee stock-based compensation arrangements in accordance with the provisions of APB Opinion No. 25. We account for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123. As required by SFAS No. 123, we present pro forma disclosures of our net loss using the fair-valued based accounting model in the Notes to Unaudited Condensed Consolidated Financial Statements.

Under APB Opinion No. 25, we generally do not record any stock-based compensation expense for options granted to employees or members of our Board of Directors, provided the options have an exercise price equal to or above the market price of our common stock and the ultimate number of shares to be issued upon exercise are fixed on the day the option is granted. Under SFAS No. 123, we would determine the fair value of the options granted using the Black-Scholes option pricing model, and would recognize the value as stock-based compensation expense over the period the options vest. In April 2003, the FASB made the determination that adoption of a fair value-based method for accounting for stock-based compensation awards would be required at some time in the future. This anticipated change in generally accepted accounting principles for stock-based compensation arrangements may have a material impact on our financial statements. We are currently considering adopting SFAS No. 123 during 2003 to account for all of our stock-based compensation plans. If we were to adopt SFAS No. 123 during 2003, we would likely use the prospective method of transition, as provided by SFAS No. 148. Under this method, we would have recorded an additional $16,012 of stock-based compensation expense during the three months ended March 31, 2003. It is possible that the adoption of SFAS No. 123 in the future under the prospective method could result in stock-based compensation expense that could turn our expected positive net income into a net loss for the three months ending June 30, 2003.

Income Taxes

Income taxes consist of federal, state and local taxes. Due to the judgement involved in accounting for income taxes and any related valuation allowance, it is a critical accounting policy for our Company. We have incurred significant losses since our inception, resulting in $67 million of net tax loss carryforwards, which expire in varying amounts beginning in 2011. We expect to realize net taxable income in the future, and therefore we expect to utilize our net operating loss carryforwards at some point. However, utilization of such prospective net operating loss carryforwards may be subject to certain limitations. Significant changes in ownership such as our public offering in 1999 may also limit our ability to utilize our net operating losses. In addition, income taxes may be payable during this time, due to operating income in certain tax jurisdictions which cannot be offset by operating loss carryforwards. If we achieve net taxable income and the net operating loss carryforwards are not available, because they have been limited by tax law, exhausted or have expired, we may experience significant tax expense. We have recorded no provision or benefit for federal and state income taxes as we have incurred net operating losses from inception through March 31, 2003. As of March 31, 2003, we had approximately $67 million of net operating loss carryforwards available to offset future taxable income.

We have established a $27 million valuation allowance against the entire amount of our net deferred tax asset as of March 31, 2003 and December 31, 2002, because we have not been able to conclude that it is more likely than not that we will be able to realize the deferred tax asset, due primarily to our history of operating losses. Should we conclude that these deferred tax assets are, at least in part, realizable, the valuation allowance will be reversed to the extent of such realizability. The reversal of the valuation allowance, if any, would be recognized as deferred income tax benefit in our consolidated statement of operations and would increase our earnings per share in the period of reversal. In future periods, we will continue to assess our deferred tax assets for recoverability.

Results Of Continuing Operations and Outlook

We have incurred significant losses since our inception, resulting in an accumulated deficit of $78.8 million as of March 31, 2003. We believe that our revenue growth will continue throughout 2003, primarily based upon growth in student fees, as our current customers add more online students and we add new customers from our target market. Due to the scalability of our business model, we expect to be able to support the growth of our customers without a significant amount of incremental direct costs. At the same time, we intend to continue to make investments in technology which may involve the development, acquisition or licensing of technologies that complement or augment our existing services and technologies. Our selling and marketing expense should increase slightly as part of our strategy in 2003. We also intend to utilize our existing administrative resources and increase operating efficiencies to support any growth in our business. Our operating loss decreased significantly during the three months ended March 31, 2003 compared to the same period in the prior year and we expect this trend to continue in the quarter ending June 30, 2003. We expect to have positive net income in the three months ending June 30, 2003, and during the year ending December 31, 2003, although there can be no guarantee thereof.

 The following table sets forth the percentage of revenue represented by certain items reflected in our condensed consolidated statements of operations for the periods presented:

	For the Three Months Ended March 31,
	2003	2002
	(Unaudited)
REVENUE:
Student Fees	85%	74%
Campus and course	10%	19%
Other revenue	5%	7%

Total Revenue	100%	100%
COST OF REVENUE	44%	55%

Gross profit	56%	45%
OPERATING EXPENSES:
Product development	21%	24%
Selling and marketing	19%	27%
General and administrative	23%	26%

Total operating expenses	62%	77%

LOSS FROM OPERATIONS	(6%)	(33%)
Other Income (Expense), net	- %	- %

NET LOSS	(6%)	(33%)
	======	========

Three Months Ended March 31, 2003 and 2002

Overview. Results in the three months ended March 31, 2003, compared to the three months ended March 31, 2002, demonstrated a 20% increase in revenue and a 4% reduction in total expense, with reductions in cost of goods sold and sales and marketing. The increase in revenue was primarily driven by an increase in student enrollments in online courses. Expense reductions were achieved primarily through a more focused approach to new customer acquisitions as well as by better utilization of our personnel and fixed assets. The increase in revenue and reductions in expenses resulted in a $1,422,285 decrease in our net loss compared to the same period in 2002. We expect that revenue will continue to grow faster than expenses, resulting in further improvements in our results of operations.

Revenue. Revenue increased 20% to $6,699,259 for the three months ended March 31, 2003, from $5,604,497 for the three months ended March 31, 2002. Student fees increased 37% to $5,684,674 for the three months ended March 31, 2003 compared to $4,153,529 of total revenue for the three months ended March 31, 2002. The increase in revenue is primarily due to a 45% increase in the number of student enrollments in online eCourses beginning in the spring academic term, which runs from January 1, 2003 through May 15, 2003, compared to the same academic term in 2002. Campus and course fees represented $694,055 and $1,092,222 of total revenue, respectively, for these same periods. The 37% decrease is due to more customers self-developing their online courses within our system, rather than paying for our course development services. NIST grant revenue decreased to $0 from $90,629 for the three months ended March 31, 2003 and 2002, respectively, due to the expiration of our grant in 2002. Other revenue includes professional consulting revenue of $194,449 and $200,966, respectively, for these same periods. We anticipate that our positive revenue growth trend will continue during the second quarter of 2003 and increase to a range of $7.0 to $7.2 million, primarily as a result of our higher margin student fees.

Cost of Revenue. Cost of revenue decreased to $2,921,084 for the three months ended March 31, 2003, from $3,098,930 for the three months ended March 31, 2002. Our cost of revenue decreased primarily due to reduced expenses associated with our NIST research program, which concluded in 2002, depreciation expense and office equipment purchases for our operations. We also benefited from a restructuring of our sales commission plan to better align our incentive compensation with the growth trends of our new customers. Additionally, we had lower expenses associated with our Grant Program. Our personnel in the operations area decreased to 92 as of March 2003 from 100 in March 2002, as we were able to improve operating efficiencies of our course development services while also concluding our NIST research program in April 2002. Somewhat offsetting these decreases in cost of revenue were some increased salaries and benefits expenses in our professional services departments as we devoted more resources to serving our customers. We expect our cost of revenue to remain relatively flat in the second quarter of 2003 compared with the three months ended March 31, 2003.

Gross Profit. We realized a gross profit of $3,777,175 for the three months ended March 31, 2003 as compared with a gross profit of $2,505,567 for the three months ended March 31, 2002. The favorable increase of $1,271,608 in gross profit was primarily due to the increase in our student fees, which have a higher contribution margin than most of our other revenue sources, the realignment of our commission plan, and the realization of operating leverage on the generally fixed nature of our data center expenses.

Product Development. Product development expenses increased slightly to $1,379,418 for the three months ended March 31, 2003 from $1,355,312 for the three months ended March 31, 2002. As we continue to design and develop enhanced features for our course management platform and other product offerings, our consulting costs in the development group have increased by $100,204. Offsetting this increase in product development costs were savings in salaries and related benefits. Staffing levels of our product development personnel increased slightly to 55 as of March 31, 2003 from 51 employees the same period a year ago. We anticipate that our product development expenses will increase slightly, running between $1.4 to $1.6 million for the three months ending June 30, 2003.

Selling and Marketing. Selling and marketing expenses decreased to $1,252,446 for the three months ended March 31, 2003 from $1,540,046 for the three months ended March 31, 2002. The decrease was primarily due to a decrease of $101,411 in salaries and related benefits. Marketing costs associated with our Grant Program decreased by $65,591. Additional decreases in advertising, conferences, and travel expenses of $83,733, were slightly offset by increased marketing materials costs of $23,916, as we continue to focus our marketing activities at key decision makers within our target market. As of March 31, 2003, we had 26 sales-related and 8 marketing-related employees, consistent with the number of employees we had as of March 31, 2002. We anticipate that our selling and marketing expenses will increase slightly for the three months ending June 30, 2003, relative to the first quarter of 2003, as we make small increases in our sales staff, attend more industry conferences, and increase our general marketing activities.

General and Administrative. General and administrative expenses increased slightly to $1,523,886 for the three months ended March 31, 2003 from $1,435,543 for the three months ended March 31, 2002. The increase was primarily due to an increase in property tax expense and an increase in executive salary and related benefits. In 2003, we began compensating our chief executive officer in the form of a cash salary as opposed to stock options, as was done in 2002. Offseting these expenses were decreases in executive recruiting fees, legal consulting expenses, and travel expenses. The number of general and administrative personnel as of March 31, 2003 was 33 as compared to 37 as of March 31, 2002. We anticipate our general and administrative expenses will remain relatively consistent with the amount recorded for the three months ended March 31, 2003 during the three months ending June 30, 2003.

Since inception, we have incurred aggregate deferred stock-based compensation of $4,452,702 in connection with the grant of options and restricted common stock to employees, officers, directors and former executives, the balance of which was $65,880 at March 31, 2003. Stock-based compensation is amortized over the vesting period of the related options or restricted stock, which ranges from 1 to 3 years. During the three months ended March 31, 2003 and 2002, we recorded compensation expense of $12,308 and $78,829, respectively. All of the compensation expense related to such stock-based compensation awards is included in general and administrative expense, based on the recipients of the stock-based awards.

Other Income (Expense). Interest and other income, which consists primarily of interest earnings on our cash and cash equivalents and short-term investments, decreased to $26,559 for the three months ended March 31, 2003, from $59,117 for the three months ended March 31, 2002. This decrease is primarily due to a decrease in cash invested in interest bearing securities as a result of the use of such cash in our operations. Interest expense, primarily related to our capital lease lines of credit and borrowings on our revolving line of credit, was $55,415 and $62,499 for the three months ended March 31, 2003 and 2002, respectively.

Net Loss. Our net loss decreased to $406,431, or $0.02 per share, from $1,828,716, or $0.11 per share, for the three months ended March 31, 2003 and 2002, respectively. Our net loss per share was calculated based on 16,407,721 and 16,286,890, weighted average shares outstanding for the three months ended March 31, 2003 and 2002, respectively. We expect to record positive net income of approximately $50,000 to $100,000 for the three months ending June 30, 2003, although there can be no guarantee thereof.

Liquidity and Capital Resources

The Company's cash and cash equivalents increased by $1,017,975 from $13,633,181 at December 31, 2002, to $14,651,156 at March 31, 2003. The increase from December 31, 2002 was primarily due to cash provided by operating activities of $1,412,559, offset by cash used in investing activites of $192,385 and cash used in financing activities of $202,199, including a net increase on our outstanding line of credit of $62,000.

We have financed the majority of our operations through the issuance of equity securities. We have sold common stock and preferred stock generating aggregate proceeds of $85.4 million from inception through March 31, 2003, including our initial public offering. We used the net proceeds from our equity financings for funding capital expenditures and supporting sales, marketing, product development activities, expanding our data center, enhancing financial information systems and for other expenses associated with our growth.

As of March 31, 2003, we had leased $3,744,057 of equipment in connection with two sale-leaseback arrangements with a bank. At the end of the 36-month lease terms of each draw under the arrangements, which were to end at various dates between July 2003 and December 2005, we were to purchase the equipment leased under these arrangements for a total of approximately $314,000. The weighted average interest rate of borrowings under the capital lease agreements was 12.06% as of March 31, 2003. The net book value of leased equipment as of March 31, 2003, was $1,517,622. In May 2003, the Company restructured the two existing sale-leaseback arrangments into one new term loan ("Term Loan") with the bank. The Term Loan has a 36-month term and an adjustable interest rate of prime plus 2.75%, but will not be less than 7.00% nor more than 9.00%. The Term Loan will be repaid in 36 equal monthly installments.

We had a $3,000,000 revolving line of credit that matured on March 29, 2003. The Revolver was extended to April 11, 2003 and increased to $3,385,000. The Revolver was secured by all of our assets. The facility contained certain financial covenants. We were in compliance with all financial covenants as of March 31, 2003. In May 2003, we obtained a new $3,750,000 revolving line of credit that will mature in May, 2004, which replaced the previous revolving line of credit. The new line of credit is secured by all of our assets. The interest rate on both facilities are equal to the bank's prime rate, which was 4.25% as of March 31, 2003, plus 1.25%. In December 2002, we drew $2,938,000 from the Revolver. The entire $2,938,000 draw was subsequently repaid in January 2003. In March 2003, we drew $3,000,000 from the Revolver. The entire $3,000,000 was repaid in April 2003.

In May 2003 we also obtained a $1,000,000 equipment lease facility that will be treated as a capital lease for accounting purposes. We have the ability to draw upon the capital lease for up to one year from its signing. Any draws we make under the capital lease will be payable in 36 equal monthly installments of principal, plus interest. The interest rate on the capital lease is an adjustable rate of prime plus 2.75%, but will not be less than 7.00% nor more than 9.25%.

We expect our current cash, cash equivalents and short-term investments, together with cash generated from operations, to meet our working capital and capital expenditure requirements for at least the next twelve months.

Although at this time our plans do not require us to raise additional capital, in the future, we may desire or need to raise additional capital. In the event that we choose to raise additional capital, we cannot assure that additional funds will be available at times or on terms favorable to eCollege. Our desire to raise additional funds could also directly and adversely affect our stockholders' investment in our common stock. When a company raises funds by issuing shares of stock through additional public offerings or exercised stock options, the percentage ownership of the existing stockholders of that company is reduced or diluted. If we raise funds in the future by issuing additional shares of stock, stockholders may experience dilution in the value of their shares.

Off-Balance Sheet Operating Lease Obligations

We lease office space and equipment under various non-cancelable operating leases. At March 31, 2003 the aggregate future minimum lease commitments were as follows:

Period ending December 31,
2003	$ 749,429
2004	1,019,353
2005	1,075,294
2006	1,121,970
2007	875,959
Thereafter	13,650

Our corporate headquarters are located in Denver, Colorado. We moved into our current headquarters facility in July 2002. Our headquarters encompasses approximately 47,600 square feet and is held under a lease which expires on September 30, 2007. We have the option to extend this lease for two additional periods of three years each. We also leased office space at our former headquarters location under a separate lease, which expired on April 30, 2003, which we did not renew. The expiration of the additional lease will result in a decrease of $105,000 of rent expense on a quarterly basis. We believe our existing headquarters are adequate for our current requirements, as we have capacity for approximately 300 total employees, and that additional space, if necessary, can be obtained on commercially reasonable terms to meet any future requirements.

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

A Significant Portion of Our Revenue Is Generated From a Relatively Small Number of Customers

Revenue from a small number of customers has comprised a substantial portion of our revenue and is expected to represent a substantial portion of our revenue in the foreseeable future. Our top 30 customers accounted for approximately 71% of our revenue for the three months ended March 31, 2003. In 2002, our top 30 customers accounted for approximately 67% of our annual revenue. Any cancellation, deferral or significant reduction in work performed for these principal clients, or failure to collect accounts receivable from these principal clients, could have a material adverse effect on our business, financial condition and results of operations.

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

The Rapidly Developing and Changing Market for Our Products and Services Makes it Difficult to Predict Future Growth

It is difficult to predict the size and growth rate, if any, of the market for our products and services. As is typical in the case of a rapidly evolving industry, demand and market acceptance for current and new products and services are subject to uncertainty. Our future success will depend in part on our ability to continue to improve the performance, features and reliability of our products and services in response to evolving demands of the marketplace, changing industry standards, and competitive product offerings, and we cannot assure that we will be successful in developing, integrating or marketing such products or services.

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

The foregoing risk factors should be read in conjunction with the risk factors listed in our Form 10-K for the year ended December 31, 2002 and other filings we have made with the SEC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position, operating results or cash flows due to adverse changes in financial market prices and rates. The Company is, or may become, exposed to market risk in the areas of changes in interest rates and changes in foreign currency exchange rates as measured against the United States dollar. These exposures are directly related to our normal operating and funding activities. Historically, and as of March 31, 2003, we have not used derivative instruments or engaged in hedging activities.

Additionally, the Company does not have significant exposure to changing interest rates on invested cash, which was $12,439,215 at March 31, 2003. Historically we have invested available cash in money market accounts, certificates of deposit and investment grade commercial paper that generally had maturities of three months or less, as well as debt securities of United States government agencies and corporate bonds. Our short-term investment portfolio is managed on a discretionary basis by a third party, subject to our investment policy. The Company's investment policy requires that its investment portfolio be limited to investment securities of less than one year in maturity. Furthermore, as a result of a change in the Company's investment policy during the third quarter of 2001 to limit risk exposure, all of our invested cash is in money market accounts as of March 31, 2003. As a result, the interest rate market risk implicit in these investments at March 31, 2003, is low. However, factors influencing the financial condition of securities issuers may impact their ability to meet their financial obligations and could impact the realizability of our securities portfolio. The Company has not undertaken any other interest rate market risk management activities.

A hypothetical ten percent change in market interest rates over the next year would not have a material effect on the fair value of the Company's debt instruments or its cash equivalents, nor would it materially impact the Company's earnings or cash flow associated with the Company's cash investments. Although the Company's revolving line of credit, and its replacement line of credit signed in May 2003, bear interest at an adjustable rate of prime plus 1.25%, a hypothetical ten percent change in the market rates as of March 31, 2003 would not have a material effect on the Company's earnings and cash flows in 2003, as the entire borrowings outstanding at December 31 and March 31, 2003 were repaid on January 2, 2003 and April 1, 2003, respectively.  During the remainder of 2003 we anticipate drawing on our new line of credit only for short-term periods. In addition, the Company will be subjected to a limited amount of interest rate risk due to the adjustable interest rates included in the Term Loan and equipment lease facility entered into in May 2003, however that risk is mitigated by the interest rate floor and ceiling provisions included in the debt facilities.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures: The Company's Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c)) and 15d-14(c)) as of a date within 90 days of the filing date of this quarterly report (the "Evaluation Date"), have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were effective to ensure that material information relating to the Company and its consolidated subsidiary would be made known to such officers on a timely basis. The Company maintains a Disclosure Committee, comprised of the Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, Sr. Vice President of Market and Product Management, Sr. Vice President of Account Management, and General Counsel.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On December 15, 1999, the Company consummated its initial public offering of its common stock. The registration statement relating to the offering (File No. 333-78365) was declared effective on December 14, 1999. The Company registered and sold a total, including the underwriters' overallotment, of 5,500,000 shares.

The net offering proceeds to the Company were $56,265,000. As of March 31, 2003, we have used approximately: $2,050,000 to repay bank debt; $37,120,000 to fund operations and provide working capital; $7,574,000 to purchase computer equipment, software, furniture and fixtures and $46,641,000 to invest in short-term government securities.

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

Exhibit Number	Description
_________	_____________________________________
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
10.38	Amended and Restated Loan and Security Agreement, dated May 5, 2003, between the Company and Silicon Valley Bank.
________

(b) Reports on Form 8-K. The Company filed two reports on Form 8-K on February 5, 2003; the first to announce its 2002 financial results, and the second to announce guidance for the year 2003.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in Denver, Colorado, on this 14th day of May, 2003.

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
Name: Ward R. Huseth, C.P.A.
Title: Chief Accounting Officer

Certification of the Chief Executive Officer

I, Oakleigh Thorne, Chief Executive Officer of eCollege.com (the "Company"), hereby certify that:

(1)    I have reviewed the report of the Company on Form 10-Q for the quarterly period ended March 31, 2003, as filed with the Securities and Exchange Commission (the "Report");

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

(4)     I, together with the other certifying officer, am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

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

Date: May 14, 2003

   /s/ Oakleigh Thorne
Oakleigh Thorne
Chief Executive Officer

Certification of the Chief Financial Officer

I, Douglas H. Kelsall, Chief Financial Officer of eCollege.com (the "Company"), hereby certify that:

(1)    I have reviewed the report of the Company on Form 10-Q for the quarterly period ended March 31, 2003, as filed with the Securities and Exchange Commission (the "Report");

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

(4)     I, together with the other certifying officer, am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

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

Date: May 14, 2003

   /s/ Douglas H. Kelsall
Douglas H. Kelsall
Chief Financial Officer