Form 10-Q
period 2003-06-30
ECOLLEGE COM
filed 2003-08-12
CIK 1085653

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

[X] Yes [ ] No

The number of shares outstanding of the Registrant's Common Stock, $.01 par value, as of August 4, 2003 was 16,731,559.

eCollege.com

PART I
FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

eCollege.com

CONSOLIDATED BALANCE SHEETS

	June 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$15,312,010	$13,633,181
Accounts receivable, net of allowance of $164,610 and $166,217, respectively	3,801,810	3,281,469
Accrued revenue receivable	378,690	142,204
Other current assets	559,084	439,738

Total current assets	20,051,594	17,496,592

NON-CURRENT ASSETS:
Property and equipment, net	2,471,341	3,201,248
Software development costs, net	940,877	1,568,128
Other assets	219,200	301,400

Total non-current assets	3,631,418	5,070,776

TOTAL ASSETS	$23,683,012	$22,567,368

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$943,403	$394,694
Other accrued liabilities	2,779,885	3,290,094
Deferred revenue	3,535,184	3,113,157
Current portion of debt	452,519	1,135,977
Line of credit	3,115,000	2,938,000

Total current liabilities	10,825,991	10,871,922

LONG-TERM LIABILITIES:
Deferred revenue	112,073	64,743
Other liabilities	468,803	519,887
Long-term debt	1,075,305	706,261

Total long-term liabilities	1,656,181	1,290,891

TOTAL LIABILITIES	12,482,172	12,162,813

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, no par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.01 par value; 50,000,000 shares authorized; 16,646,527 and 16,432,115 shares issued, respectively, and 16,637,903 and 16,425,740 shares outstanding, respectively	166,465	164,321
Additional paid-in capital	86,579,078	85,433,594
Treasury stock at cost, 8,624 and 6,375 shares, respectively	(35,073)	(21,593)
Warrants and options for common stock	3,000,864	3,313,241
Deferred compensation	(53,571)	(78,188)
Accumulated deficit	(78,456,923)	(78,406,820)

TOTAL STOCKHOLDERS' EQUITY	11,200,840	10,404,555

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$23,683,012	$22,567,368

The accompanying notes to the condensed consolidated financial statements are an integral part of these balance sheets.

eCollege.com

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002
	(Unaudited)		(Unaudited)
REVENUE:
Student fees	$6,224,087	$4,483,370	$11,908,761	$8,636,899
Campus and course	719,454	784,157	1,413,509	1,876,380
Other revenue	379,755	488,912	700,285	847,656

Total revenue	7,323,296	5,756,439	14,022,555	11,360,935

COST OF REVENUE	2,762,094	2,883,013	5,683,178	5,981,942

Gross profit	4,561,202	2,873,426	8,339,377	5,378,993

OPERATING EXPENSES:
Product development	1,439,679	1,386,214	2,819,097	2,741,526
Selling and marketing	1,313,490	1,503,413	2,565,936	3,043,459
General and administrative	1,438,562	1,518,635	2,962,448	2,954,177

Total operating expenses	4,191,731	4,408,262	8,347,481	8,739,162

INCOME (LOSS) FROM OPERATIONS	369,471	(1,534,836)	(8,104)	(3,360,169)

OTHER INCOME (EXPENSE), NET	(13,143)	(19,742)	(41,999)	(23,124)

NET INCOME (LOSS)	$356,328	$(1,554,578)	$(50,103)	$(3,383,293)

NET INCOME (LOSS) PER SHARE, BASIC AND DILUTED	$0.02	$(0.10)	$(0.00)	$(0.21)

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC	16,500,581	16,308,104	16,454,408	16,297,521

WEIGHTED AVERAGE SHARES OUTSTANDING, DILUTED	17,442,337	16,308,104	16,454,408	16,297,521

COMPREHENSIVE INCOME (LOSS)	$356,328	$(1,554,578)	$(50,103)	$(3,383,293)

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

eCollege.com

CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the Six Months Ended June 30,
	2003	2002
	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(50,103)	$(3,383,293)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities-
Depreciation	1,089,083	1,692,823
Amortization of capitalized software development costs	627,251	627,251
Amortization of deferred compensation	24,617	128,304
Loss on disposition of assets	6,375	-
Change in-
Accounts receivable and accrued revenue receivable	(756,827)	(1,851,160)
Other current assets	(119,346)	(34,610)
Other assets	82,200	82,200
Accounts payable and accrued liabilities	6,326	(719,680)
Deferred revenue	469,357	1,392,418
Other liabilities	(51,084)	-

Net cash provided by (used in) operating activities	1,327,849	(2,065,747)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(353,486)	(958,937)
Proceeds from sales of property and equipment	6,629	-

Net cash used in investing activities	(346,857)	(958,937)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	835,251	153,752
Payments on and proceeds from sale-leaseback transactions, net	(1,594,044)	129,764
Proceeds from and payments on term loan, net	1,279,630	-
Proceeds from and payments on line of credit, net	177,000	438,000

Net cash provided by financing activities	697,837	721,516

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,678,829	(2,303,168)
CASH AND CASH EQUIVALENTS, beginning of period	13,633,181	16,625,705

CASH AND CASH EQUIVALENTS, end of period	$15,312,010	$14,322,537

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$79,959	$130,341

SCHEDULE OF NONCASH ACTIVITIES:
Financed software purchase	$18,694	$554,557

Acquisition of treasury stock included in accrued liabilities	$13,480	$-

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

Business Activity

eCollege is an outsource provider of technology and services that enable colleges, universities, primary and high schools ("K-12 schools") and corporations to offer an online environment for distance, on-campus and hybrid learning. The Company's technology enables its customers to reach a large number of students who wish to take online courses at convenient times and locations via the Internet. Customers can also use the Company's technology to supplement their on-campus courses with an online environment. Additionally, the Company offers services to assist in the development of online programs, including online course and campus design, development, management and hosting, as well as ongoing administration, faculty, and student support, training, evaluation and consulting services.

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The Company has determined that it has one reportable operating segment at June 30, 2003. All of the Company's operating results and identifiable assets are in the United States. The Company has eliminated intercompany transactions and balances in consolidation.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such regulations. The unaudited condensed consolidated financial statements reflect all adjustments and disclosures that are, in the opinion of management, necessary for a fair presentation. All such adjustments are of a normal recurring nature. Certain amounts in the 2002 financial statements have been reclassified to conform to the 2003 presentation. Management does not believe the effects of such reclassifications are material. The results of operations for the interim periods ended June 30, 2003, are not necessarily indicative of the results of the full fiscal year. For further information, refer to the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K, for the year ended December 31, 2002.

3. Summary of Significant Accounting Policies

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share is computed by (i) adjusting net income for the effects, if any, of assuming the conversion of certain convertible securities, and (ii) adjusting the weighted average number of shares outstanding for the effects, if any, of common shares issuable upon the conversion or exercise of certain securities such as warrants and options for common stock outstanding during the period, if the effect of such adjustments is dilutive. Certain options and warrants to purchase shares of common stock were dilutive as of June 30, 2003 and, using the treasury stock method, resulted in 941,756 common stock equivalents being added to the basic weighted average shares for the computation of diluted net income per share for the three months ended June 30, 2003. There were no adjustments to net income in the determination of dilutive net income per share for the three months ended June 30, 2003. As a result of the Company's net losses for the six month period ended June 30, 2003 as well as for the three and six month periods ended June 30, 2002, all potentially dilutive securities would be anti-dilutive and are excluded from the computation of diluted loss per share for those periods. The table below summarizes anti-dilutive securities which have been excluded from these computations for the three and the six months ended June 30, 2003 and 2002, respectively.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002
Options to purchase common stock	600,000	2,977,262	2,975,912	2,977,262
Warrants to purchase common stock	-	37,000	7,000	37,000
Restricted common stock	-	33,333	16,667	33,333

Total	600,000	3,047,595	2,999,579	3,047,595

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

Current generally accepted accounting principles provide two methods for the Company to account for its employee stock option plans and other employee stock-based compensation arrangements. The Company may recognize stock-based compensation expense under the intrinsic value-based method prescribed by APB Opinion No. 25, or under a fair value-based method prescribed by SFAS No. 123. Under APB Opinion No. 25, the Company generally does not record any stock-based compensation expense for options granted to employees or members of its Board of Directors, provided the options have an exercise price equal to or greater than the market price of the Company's common stock on the day the option is granted and the ultimate number of shares to be granted is known. Under SFAS No. 123, the Company would determine the fair value of the options granted on the date of grant using the Black-Scholes or another fair value-based pricing model, and would recognize the value as stock-based compensation expense over the related service period (i.e., generally the vesting period of the options).

The Company has elected to continue to account for its employee stock option plans in accordance with the provisions of APB Opinion No. 25. The Company recorded $12,309 and $24,617 of stock-based compensation expense during the three and six months ended June 30, 2003, respectively, related to the vesting of options granted to members of its Board of Directors in 2002 with an exercise price less than the fair market value on the date of grant as well as restricted stock granted in 2001. No stock-based compensation expense was recognized in the three or six months ended June 30, 2003, for options granted to employees during 2003. The Company granted 4,500 and 49,200 options to employees at an exercise price equal to the closing price of the Company's common stock on the day the options were granted during the three and six months ended June 30, 2003, respectively. The 49,200 employee options granted thus far in 2003 had a total fair value of $113,781, based on the Black-Scholes option pricing model.

In addition to the options granted to employees, pursuant to the Company's 1999 stock incentive plan, during the three and six months ended June 30, 2003, the Company issued options for 0 and 20,304 shares of common stock to Board members for their Board Committee service. The Company accounted for these options in accordance with APB Opinion No. 25. The 20,304 options had a total fair value of $48,482, based on the Black-Scholes option pricing model.

In April 2003, the Financial Accounting Standards Board ("FASB") made the determination that adoption of a fair value-based method for accounting for stock-based compensation awards may be required at some time in the future. The Company is currently considering adopting SFAS No. 123 to account for all of its stock-based compensation plans, including its employee stock purchase plan. If the Company voluntarily elects to adopt SFAS No. 123 during 2003, it will likely use the prospective method of transition, as provided by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." Under this method, the Company would have recorded an additional $45,487 and $74,822 of stock-based compensation expense and therefore changed its reported net income (loss) during the three and six months ended June 30, 2003, respectively.

If the Company had accounted for all of its stock-based compensation plans in accordance with SFAS No. 123 since inception of the Company, the Company's net income (loss) would have been reported as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002

Net income (loss), as reported	$356,328	$(1,554,578)	$(50,103)	$(3,383,293)
APB Opinion No. 25 expense recorded	12,309	49,475	24,617	128,304
Pro forma SFAS No. 123 expense related to options	(237,641)	(699,748)	(476,723)	(1,155,304)
Pro forma SFAS No. 123 expense related to employee stock purchase plan	(20,877)	(29,145)	(34,200)	(68,465)

Net income (loss), pro forma	$110,119	$(2,233,996)	$(536,409)	$(4,478,758)

Net income (loss) per share, basic and diluted:
As reported	$0.02	$(0.10)	$(0.00)	$(0.21)
Pro forma	$0.01	$(0.14)	$(0.03)	$(0.28)

The Company has computed the fair values of all options granted during the three and six month periods ended June 30, 2003 and 2002 using the Black-Scholes option pricing model and the following ranges of weighted average assumptions:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002
Risk-free interest rate	2.6%	3.0 - 4.0%	2.6 - 3.0%	3.0 - 4.0%
Expected dividend rate	0%	0%	0%	0%
Expected lives outstanding	2.2 years	2.2 - 10 years	2.2 - 5 years	2.2 - 10 years
Expected volatility	76%	80 - 87%	76 - 86%	80 - 87%

Weighted average fair value	$4.26	$3.25	$2.33	$2.74

These pro forma disclosures should be read in conjunction with the pro forma fair value disclosures in the Company's Form 10-K for the year ended December 31, 2002.

Software Development Costs

As an application service provider, the Company incurs costs for the development of internal-use software. The determination of the point at which capitalization of qualifying costs properly commences is subject to a high degree of management judgement. In general, the Company has expensed costs for the development of internal-use software as incurred due to the fact that the costs qualifying for capitalization have been insignificant and the related lives are short. However, from April 1, 2000 through March 31, 2001, the Company capitalized $3,763,507 of costs related to development of its CampusPortal product. In April 2001, the software was determined to be ready for its intended use, and accordingly, the Company began to amortize the capitalized costs over a useful life of three years. Through June 30, 2003, the Company has recorded $2,822,630 of accumulated amortization and therefore has $940,877 of capitalized software development costs remaining to be amortized. The Company recorded $313,626 of amortization expense for the three months ended June 30, 2003 and June 30, 2002. The Company recorded $627,251 of amortization expense for the six months ended June 30, 2003 and June 30, 2002. The Company did not capitalize any additional software development costs during 2002 or in the six months ended June 30, 2003.

Realization of the Company's capitalized software development costs is dependent upon generating revenue from the related software products and services during the useful life of such capitalized software. It is reasonably possible that a review of the recorded amount of capitalized software development costs in the future could indicate that all or a portion of the recorded balance is impaired. Additionally, technology used by the Company and its customers can be subject to significant changes as new technology and software products are introduced into the marketplace by others. It is reasonably possible that a change in technology strategy by the Company could result in a conclusion that the recorded asset is impaired.

Treasury Stock

The Company accounts for treasury stock purchases at cost. The Company withheld 8,624 shares of its common stock for an aggregate cost of $35,073 as of June 30, 2003 in satisfaction of statutory tax withholding requirements upon the vesting of restricted stock held by an officer of the Company.

Recent Accounting Pronouncements

Effective June 15, 2003, the Company adopted Emerging Issues Task Force No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"). EITF 00-21 addresses how to allocate revenue in arrangements that include more than one product or service and governs how to identify whether goods or services, or both, that are to be delivered separately in a bundled sales arrangement should be accounted for separately. EITF 00-21 is applied prospectively to arrangements entered into in periods beginning after June 15, 2003. The Company does not expect this rule to have a material impact on the Company's financial position and results of operations, if any.

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), to address the consolidation issues around certain types of entities, including special purpose entities. FIN 46 requires a variable interest entity to be consolidated if the Company's variable interest (i.e., investment in the entity) will absorb a majority of the entity's expected losses and/or residual returns if they occur. FIN 46 is applicable immediately to any variable interest entities formed after January 31, 2003 and must be applied in the period beginning July 1, 2003 to any such entity created before February 1, 2003. The Company is currently reviewing the provisions of FIN 46 and does not expect its implementation to have an effect on the Company's financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Management is currently evaluating SFAS No.150, however the Company does not expect this rule to have a material impact on the Company's financial position and results of operations, if any.

4. Revenue Recognition

The majority of our revenue is generated from enrollment fees for students enrolled in online courses. We also generate modest amounts of revenue from enrollment fees for students enrolled in online course supplements; services fees for the design, development, licensing and hosting of online digital campuses; and services fees for the design and development of online courses. Our other revenue is primarily from professional consulting and training services.

The Company's services are generally sold at fixed prices as set forth in customer contracts. The Company charges its customers student fees for each online course enrollment hosted by the Company as of agreed upon enrollment census dates. The Company also sells student fee licenses which allow for up to a specified number of student enrollments in online course supplements over a specified period of time, typically one year. Customers are typically charged for annual license, hosting and maintenance fees as well as initial design and development services fees for an online campus. Design and development services fees to build online courses are also specified in contracts. Other services, including faculty training and support, instructional design and technical consulting services and online evaluation services, may also be purchased at prices set forth in customer contracts.

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

If a customer has purchased a block of course design and development consulting hours, the Company recognizes such hourly fees as the work is performed. If a customer has contracted with the Company to build a unique online course, in general, the Company recognizes such fees over a period of nine months, which approximates the length of time over which the Company completes its obligations to the customer. The Company continually evaluates the period over which these services are provided based upon the Company's experience of providing such services and changes in the business and technological environments. Changes in contract terms and expected contract life may also affect the period over which campus and course fees are recognized in the future.

All other revenue is recognized as the services are performed (e.g., consulting, faculty training, evaluation services, etc).

Revenue that is recognized is reflected as accrued revenue receivable on the consolidated balance sheets to the extent that the customer has not yet been billed for such services. The Company records deferred revenue for amounts received from or billed to customers in excess of the revenue that has been earned.

Major Customers

Sales to one customer represented approximately 11% of the Company's revenue for the three and six months ended June 30, 2003. A different customer accounted for approximately 11% of the Company's accounts receivable balance as of June 30, 2003. The loss of either of these customers without the addition of comparable new customers could have an impact on the Company's ability to sustain its revenue growth. No one customer represented more than 10% of the Company's revenue for the three and six month periods ended June 30, 2002.

5. Debt

Revolving Line of Credit

The Company had a $3,000,000 revolving line of credit that matured on March 29, 2003. The revolving line of credit was extended to April 11, 2003 and increased to $3,385,000. In May 2003, the Company obtained a new $3,750,000 revolving line of credit, (the "Revolver") that will mature in May 2004, and which replaced the previous revolving line of credit. The Revolver contains certain financial covenants, which the Company was in compliance with as of June 30, 2003. The Revolver is secured by all of the Company's assets. The interest rate on the Revolver is adjustable and is equal to the bank's prime rate, which was 4.25% as of June 30, 2003, plus 1.25%. In December 2002, the Company drew $2,938,000 from its revolving line of credit. The entire $2,938,000 draw was subsequently repaid in January 2003. In March 2003, the Company drew $3,000,000 from its revolving line of credit. The entire $3,000,000 was repaid in April 2003. In June 2003, the Company drew $3,115,000 from the Revolver. The entire $3,115,000 was repaid in July 2003.

Term Loan and Capital Lease Obligations

The Company had leased $3,744,057 of equipment in connection with two sale-leaseback arrangements with a bank. At the end of the 36-month lease terms of each draw under the arrangements, which were to end at various dates between July 2003 and December 2005, the Company was to purchase the equipment leased under these arrangements for a total of approximately $314,000. These arrangements were treated as capital leases for accounting purposes. The weighted average interest rate of borrowings under the arrangements was 12.06%. In May 2003, the Company refinanced the two existing sale-leaseback arrangements into one new term loan ("Term Loan") with the bank. The Term Loan has a 36-month term and an adjustable interest rate of prime plus 2.75%, but will not be less than 7.00% nor more than 9.00%. The Term Loan will be repaid in 36 equal monthly installments.

In May 2003, the Company also entered into a $1,000,000 equipment lease facility with a bank that will be treated as a capital lease for accounting purposes. The Company has the ability to draw upon the capital lease until May 2004. Any draws the Company makes under the capital lease will accrue interest, which will be payable monthly, until April 30, 2004. Beginning in May 2004, any capital lease draws outstanding will be payable in 36 equal monthly installments of principal, plus interest. The interest rate on the capital lease is an adjustable rate of prime plus 2.75%, but will not be less than 7.00% nor more than 9.25%. In June 2003, the Company leased $248,194 of equipment in connection with the capital lease.

The following is a summary of the Company's long-term debt and capital lease obligations as of June 30, 2003 and December 31, 2002:

	June 30, 2003	December 31, 2002
Term Loan, due in monthly installments, from $36,561 to $42,959, through May 2006; secured by all of the Company's assets	$1,279,630	$-
Capital lease obligations	248,194	1,842,238

Total	1,527,824	1,842,238
Less current portion	(452,519)	(1,135,977)

Long-term portion	$1,075,305	$706,261

The following is a schedule by year of future minimum capital lease payments and other long-term debt payments, together with the present value of the net minimum lease payments, as of June 30, 2003:

	Capital Lease Obligations	Term Loan	Total
Period ending December 31,
2003	$8,349	$219,365	$227,714
2004	71,672	438,730	510,402
2005	93,737	438,730	532,467
2006	87,865	182,805	270,670
2007	27,986	-	27,986

Total debt payments	289,609	1,279,630	1,569,239
Less: Amount representing interest	(41,415)	-	(41,415)

Present value of future minimum lease payments and principle of long-term debt	248,194	1,279,630	1,527,824
Less: current portion of debt	(13,789)	(438,730)	(452,519)

Long-term debt obligations	$234,405	$840,900	$1,075,305

6. Related Party Transactions

During the three and six months ended June 30, 2003, the Company made payments totaling $0 and $17,284, respectively, to a vendor for online course development services. The Company's Chief Technology Officer is a board member of, and holds a minority ownership interest in, the vendor. The Company believes that payments for such services were negotiated on an arms-length basis in the ordinary course of business.

7. Legal Matters

The Company is exposed to asserted and unasserted legal claims encountered in the normal course of business such as the lawsuit referred to in Legal Proceedings under Part II, Item 1 of this Form 10-Q. Management believes that the ultimate resolution of any such matters will not have a material adverse effect on the operating results or the financial position of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this Section and elsewhere in this report are forward-looking in nature and relate to trends and events that may affect the Company's future financial position and operating results. Such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. You can identify these forward-looking statements when you see us using words such as "expect," "anticipate," "estimate," "plan," "believe" and other similar expressions. These statements speak only as of the date of this report. These statements are based on current expectations about our Company and our industry and involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors, including changes in economic conditions in the markets served by the Company, increasing competition, and other unanticipated events and conditions, as well as the factors described in the Company's other SEC filings. These forward-looking statements should also be read in conjunction with the risk factors contained in this report and other filings we have made with the SEC. We undertake no obligation to publicly update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

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

Overview

eCollege is a leading outsource solution provider of technology and services that enable colleges, universities, K-12 schools, and corporations to offer an online environment for distance, on-campus and hybrid learning. Our technology enables our customers to reach a large number of students who wish to take courses at convenient times and locations via the Internet. Our customers can also use our technology to supplement their on-campus courses with an online learning environment. Additionally, we offer services to assist in the development of online programs, including online course and campus design, development, management and hosting, as well as ongoing administration, faculty, and student support, training, evaluation and consulting services. Our primary source of revenue is through student technology service fees we charge to our customers for each enrollment in their online courses delivered on our course management platform. Our customers benefit from volume discounts on their student technology service fees based on the success of their distance programs. In addition, they also often guarantee a minimum amount of student technology service fees for each year they are under contract with us for which they receive futher discounts on our services.

We were founded and began delivering our products and services in 1996. As of June 30, 2003, we had 278 customers under contract. Since our inception, our customers have had approximately 856,000 student enrollments in online courses or course supplements. Our customers have developed approximately 23,000 unique online courses and course supplements on our platform, in total.

Our objectives are to continue to expand our presence within our target market of colleges, universities and K-12 schools in the United States and Canada that offer online distance education and to add international customers as opportunities arise. The key elements of our growth strategy are to: 1) increase online programs, course offerings and enrollments with existing customers, 2) add additional customers from our target market of colleges and universities, 3) increase on-campus customer relationships to solidify and grow distance education relationships, and 4) add additional K-12 customers and evaluate international opportunities as they arise.

We have analyzed numerous potential acquisitions in the past and continue to do so. One strategic option we have considered would be to make selected acquisitions to expand our product and service offerings to serve our current markets or to help us extend our product and service offerings to serve related markets.

One key metric that we use to measure our success is the number of students our customers have enrolled in online courses and course supplements delivered on our course management system. Since our customers offer traditional, as well as quarterly, bi-monthly and monthly course terms to their students, we typically host more courses during the spring academic term than in the summer or fall terms. As a result, consecutive academic term enrollment results are not directly comparable. The following table presents the number of student enrollments our customers had, or are expected to have, start in online courses and our lower priced course supplements during the 2003 and 2002 spring and summer academic terms. The majority of our revenue is earned by charging a per-enrollment student technology service fee to our customers with distance education programs. Note that the figures shown for the summer 2003 academic term, which lasts from May 16, 2003 until August 15, 2003, are estimates as of July 22, 2003.

		Distance Course Enrollments	On-Campus Course Supplement Enrollments		Total Student Enrollments
	2003	2002	2003	2002	2003	2002
ACADEMIC TERM:
Spring (January 1 - May 15)	137,376	89,660	98,052	38,463	235,428	128,123
Summer (May 16 - August 15)	70,000	52,305	25,000	16,637	95,000	68,942

Total student enrollments	207,376	141,965	123,052	55,100	330,428	197,065

We have invested in our infrastructure to accommodate our current and future customer needs. Our expenditures have exceeded our revenue since our inception and we have recorded losses in each period through March 31, 2003 as a result of our growth strategy. For the three months ended June 30, 2003, we achieved quarterly profitability for the first time in our history. Any future increases in our cost of revenue should be significantly less than the expected increases in our revenue. We expect to see gross profits improve as student fee revenue increases and we utilize capacity in our data center. We expect our operating expenses to decrease as a percentage of revenue in the future, as we utilize our resources efficiently to support the anticipated revenue growth.

We expect revenue to increase during the three months ending September 30, 2003 and range from $7.5 to $7.7 million. We also expect our total expenses to range from $7.1 to $7.4 million and to record positive net income of approximately $350 to $500 thousand during this period, although there can be no guarantee thereof. These estimates do not reflect the potential impact of changes in accounting policies, such as the adoption of SFAS No. 123, which we are considering. These estimates are subject to numerous risks and uncertainties (see discussion regarding forward-looking statements on page 11).

Given current financial market conditions, we are considering raising additional capital. Such action would expand our capital base, increase our available working capital, and provide further resources with which to meet our strategic goals. Prior to raising additional capital, we would analyze the potential benefits from any additional capital conditions against the potential dilution to existing stockholders.

eCollege International, Inc.

eCollege International, Inc. is a wholly owned subsidiary of eCollege. eCollege and its wholly owned subsidiary are collectively referred to herein as "eCollege" or the "Company."

On June 5, 2002, eCollege International, Inc. agreed to provide services valued at $25,000 as an initial 25% capital contribution in the formation of Knowledge Access FZ-LLC (the "Joint Venture"), a free zone, limited liability company incorporated in Dubai Internet City, Dubai, United Arab Emirates. An unrelated company agreed to contribute $75,000 of cash as its initial capital contribution to the Joint Venture, representing a 75% equity interest. The mission of the Joint Venture was to replicate and market the products and services of eCollege to institutions located in certain specified countries in the Middle East and certain neighboring countries. The agreement was limited to educational institutions and corporations located within this territory and did not impact students in this territory who may be enrolled in courses offered by institutions outside of this territority. eCollege International, Inc. was represented on the Joint Venture's Board of Directors by two of five appointed Directors. In July 2003, the Joint Venture's Board voted to dissolve the Joint Venture and we do not anticipate any impact on our financial position or results of operations.

Products and Services

The eCollege SystemSM provides our customers a comprehensive outsource eLearning solution, which creates and supports the operational and academic needs of our customers' online distance programs. Our offerings include: eCollege Teaching SolutionsSM, eCollege Program Administrative SolutionsSM, and our Technology Infrastructure.

Teaching Solutions support the development and efficient management of quality online courses and the training of online instructors. Teaching Solutions include our eCourseSM product, an online version of a traditional classroom course delivered to students who might not otherwise have access to the course, and our eCompanionSM product, an online teaching supplement designed to enhance classroom-based courses. We also provide assistance to students, faculty and administrators 24 hours a day, 365 days a year via our help desk. We offer course development services to help customers reduce the time it takes to develop new course offerings, create enhancements for existing courses with new learning objects or multi-media and convert existing course content from other companies' course management systems. Our instructional design consultants help faculty provide quality courses and programs through training and instruction. We also partner with leading textbook and new media publishers to provide educators and students with academically focused content resources that are accessible through the eCollege System.

Program Administrative Solutions provide support in the form of products and services on a program-wide level to help streamline and simplify most aspects of operating an institution's online program. The eCollege Portal System provides the entry point for an institution's online courses plus additional options for building an institution's fully functional digital campus. Our base product for an institution's digital campus is the Gateway CampusSM. With the Gateway Campus, an institution has a branded, secure online access point for general campus services, including course access and messaging. We also provide additional packages to enhance the Gateway Campus. Options such as Online Registration, Custom Information Pages, Course Catalog and Demonstration Courses, enhance the institution's online digital campus. If an institution also requires more robust features for its registered users, the CampusPortalSM product offers a number of packages that provide enhanced community, academic and administrative functions similar to a physical college campus. With our Program Administrative Solutions, each institution receives administrative services such as online campus design and implementation. Every customer is assigned a client services consultant and a back-up team to provide assistance with term and course administration, user management, and to ensure that the customer's communications and reporting needs are met. We also offer our customers a wide range of standard reports, including activity usage and enrollment reports, which analyze student data to help customers manage their online programs. In addition, we can create custom reports that are unique to our customers' needs. Our software development team offers custom technical consulting to meet an institution's specific needs, including integrating our customers' online programs with their student information systems and other enterprise-wide applications through our open platform initiative. Program Administrative Solutions also includes our Evaluation Solutions, which are comprehensive Internet-based products that automate the entire course and instructor evaluation process, as well as provide a venue to manage campus surveys.

Our Technology Infrastructure provides our customers with an outsource solution that offers reliability, scalability, accessibility, security and performance designed to provide program stability and growth. The reliability of an institution's online learning environment and support services can affect its faculty and student satisfaction, and thus its student completion, retention and graduation rates. Our Technology Infrastructure consists of: Internet connectivity that maximizes up-time for our customers; all of the necessary hardware and software to run and operate a fully online educational program; a highly reliable and scalable hosting environment, including two commercial data centers, allowing customers to provide their online programs through a standard Web browser; and development and quality assurance teams that not only focus on features and functionality, but also on the usability and scalability of our products.

Revenue

We enter into non-exclusive contracts with our customers to provide our online learning products and services. Our contracts typically have initial terms of one to five years, with the majority being three years in duration. Each contract specifies the type and price of the online campus, the price of online course development services, as well as the fees for each online course enrollment and any other services purchased. Since our customer contracts are generally applicable campus-wide, colleges and universities can add new online programs and schools without the need to negotiate new contract terms.

The majority of our revenue is generated from enrollment fees for students enrolled in online courses. We also generate modest amounts of revenue from enrollment fees for students enrolled in online course supplements; services fees for the design, development, licensing and hosting of online digital campuses; and services fees for the design and development of online courses. Our other revenue is primarily from professional consulting and training services. The majority of our revenue is earned by charging a per-enrollment student technology service fee to our customers for access to their eCourses, as well as our 24 X 7 help desk support. We also offer a pricing model for our eCompanion product under which we charge an annual license fee. For our Program Administrative Solutions, we generally charge: 1) a one time set-up and design fee to implement an online campus, and 2) an annual license, hosting and maintenance fee for access to our software. We sell our course development services on a standard hourly rate basis as well as on a per-course basis. Our other professional consulting services are sold based on standard hourly rates.

The success of our business model is based upon a number of factors which include: increasing online learning among colleges, universities, and K-12 schools; adding new customers; adding new programs and developing additional courses for our existing customers; and selling new products and services to our customers. One customer accounted for approximately 11% of our total revenue, and our top 30 customers accounted for 71% of our total revenue, during the six months ended June 30, 2003. The loss of one or more of these customers without the addition of comparable new customers could have an impact on our ability to sustain our revenue growth. One of our largest customers has notified us that it does not intend to renew its guaranteed minimum contract with us when it expires in April 2004. This customer generated approximately 8% and 10% of our revenue during the six months ended June 30, 2003 and 2002, respectively. However, we believe that the potential loss of this customer will not have a material adverse impact on our results of operations or future revenue growth. We believe that we will be able to continue to grow our revenue in 2003 and 2004 based on the addition of new customers and the expected growth from our other existing customers.

Student fees have become the majority of our total revenue as the number of online courses offered by our customers and the number of students enrolled in those courses delivered on our course management platform continue to increase while the revenue generated by our online campus and course development services has declined. We expect this trend in our revenue mix to continue. Further, our course development fees have declined as our customers have continued to use our proprietary tools to develop more courses on our course management system without our assistance. While this has negatively impacted our course development revenue, we believe it has positively impacted the higher-margin student fee revenue due to the resulting availability of more online courses on the eCollege System. As our pricing and product mix change, and as our customers' online programs grow and mature, we anticipate that student enrollments will increase, resulting in increased student fee revenue. However, due to volume discounts that we offer and competitive pricing in our industry, we expect that these increases in student fee revenue will not be directly proportional to the anticipated increases in student enrollments.

In order to enhance our current customer relationships and further penetrate the distance education market, we feel it is important to develop a greater presence in the lower-margin, on-campus market for key customers. We offer a pricing scenario that is designed to make our offerings more attractive for both on-campus and distance education programs. It also encourages further familiarity of our course management system software with on-campus faculty that may wish to teach online. We offer our on-campus product and service offerings at significantly reduced prices for customers who demonstrate a commitment to building or maintaining a large distance education program. As evidenced by the growth in our enrollments in on-campus course supplements from 2002 to 2003, some customers have begun to adopt our course management system as their on-campus online learning solution in addition to their distance education learning solution. However, due to our pricing strategy, our revenue from our eCompanion product has remained relatively flat compared to last year.

Critical Accounting Policies

Revenue recognition, accounting for software development costs, stock-based compensation and income taxes are all critical accounting policies for our Company. These policies have been discussed with, and are periodically evaluated by, our audit committee and independent auditors and are consistent with the policies in effect during 2002. Each of the policies is discussed in detail in the following section of "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as in the Notes to Unaudited Condensed Consolidated Financial Statements.

Revenue Recognition

Student fees are recognized on a straight-line basis over each course's specific academic term or over the length of the student fee license purchased by the customer, depending upon contract terms. The average recognition period for student fees recognized over their related academic term is approximately three months.

Campus license, hosting and maintenance fees, including the initial design and development of a customer's campus, are recognized on a straight-line basis from the campus launch date through the end of the contract period or the expected life of the customer relationship, whichever is greater. The average recognition period for these campus service fees is approximately three years.

Course development fees are recognized on a straight-line basis over the approximate period over which our services are provided and our obligation to the customer is fulfilled. If a customer has purchased a block of course design and development consulting hours, we recognize such hourly fees as the work is performed. If a customer has contracted with us to build a unique online course, in general, we recognize such fees over a period of nine months, which approximates the length of time over which we complete our obligations to the customer. We continually evaluate the period over which these services are provided based upon our experience of providing such services and changes in the business and technological environments. Changes in contract terms and the expected contract life may also affect the period over which campus and course fees are recognized in the future.

All other revenue is recognized as the services are performed (e.g., consulting, faculty training, evaluation solutions, etc).

Seasonality

Because the majority of our revenue is derived from the number of students our customers have enrolled in online courses delivered on our course management system, our results of operations are impacted somewhat by the seasonality inherent in the traditional academic calendar, consisting of just one spring, summer and fall term. However, we continue to see our customers offer more non-traditional course terms, such as monthly and bi-monthly terms, which has mitigated the seasonality of our results. We expect this trend to continue in the future. Our operating expenses are relatively fixed in nature and seasonal fluctuations in revenue will result in seasonal fluctuations in our operating results. As a result, sequential quarter-to-quarter financial results are not directly comparable.

Cost of Revenue

Our cost of revenue consists primarily of employee compensation and benefits for our online campus and course design and development, professional consulting, client services, and help desk departments as well as sales commissions. Our cost of revenue also includes software, hardware, and other direct costs associated with maintaining our data center operations that support our customers. We also allocate a portion of our occupancy and infrastructure expenses to cost of revenue. Our sales representatives receive commissions for achieving significant goals such as signing large customers to new contracts and increasing program offerings by current customers. These commissions are recorded upon contract signing, but are generally paid after we have received an initial payment from the customer. In addition, sales representatives earn sales commissions based on a percentage of the amount of actual revenue that we recognize. Those commission expenses are recorded as revenue is recognized.

Software Development Costs

Cost of revenue includes amortization of capitalized software development costs. The determination of the point at which capitalization of qualifying costs properly commences is subject to a high degree of management judgment. On April 1, 2000, we began to capitalize software development costs related to our CampusPortal product. The technology developed for this product serves as the infrastructure to our campus and course management systems, thereby supporting our student fee line of business. In April 2001, we began amortizing the $3,763,507 of capitalized costs related to development of this product over a useful life of three years. We did not capitalize any additional software development costs during 2002 or in the six months ended June 30, 2003. Through June 30, 2003, we had recorded $2,822,630 of accumulated amortization, and therefore have $940,877 of capitalized software development costs remaining to be amortized. We anticipate that the remaining capitalized software development costs will be fully amortized as of March 31, 2004. We expect a decrease in amortization expense within cost of revenue of approximately $314,000 per quarter, beginning in April 2004, assuming no additional software development costs are capitalized between now and then. However, this savings may be offset by increases in other cost of revenue or product development expenses.

We expect that our total cost of revenue will continue to decline in the future as a percentage of revenue. We anticipate this decline will occur as we continue to improve upon our operating efficiences and our student fee revenue, which has lower incremental costs than our other product and service offerings, continues to grow.

Product Development

Product development includes costs of maintaining, developing and improving our products and services as well as our technology platform. These costs consist primarily of employee compensation and benefits, consulting fees, occupancy and depreciation expenses. Product development costs in the future may be reduced by any software development costs which are capitalized in accordance with relevant accounting standards. We did not capitalize any such costs in 2002 or during the six months ended June 30, 2003.

Selling and Marketing

The principal components of our selling and marketing expenses are employee compensation and benefits, advertising, industry conferences, and travel. Other significant components include marketing events, sales collateral, consulting fees, occupancy and depreciation expenses.

General and Administrative

Our general and administrative groups include the finance, legal, human resources, corporate facilities, internal technical network administration and support, management information systems, and executive departments. Employee compensation and benefits represent the most significant component of general and administrative expense. Other components include occupancy, depreciation, insurance, communications, professional and consulting fees, and stock-based compensation expenses.

Stock-Based Compensation

Current generally accepted accounting principles provide two methods for accounting for employee stock option plans and other employee stock-based compensation arrangements. Companies may recognize stock-based compensation expense under the intrinsic value-based method prescribed by APB Opinion No. 25 or under a fair value-based method prescribed by SFAS No. 123 and related interpretations. We account for our employee stock option plans and other employee stock-based compensation arrangements in accordance with the provisions of APB Opinion No. 25. We account for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123. As required by SFAS No. 123, we present pro forma disclosures of our net loss using the fair-valued based accounting model, as shown in the Notes to Unaudited Condensed Consolidated Financial Statements.

Under APB Opinion No. 25, we generally do not record any stock-based compensation expense for options granted to employees or members of our Board of Directors, provided the options have an exercise price equal to or above the market price of our common stock and the ultimate number of shares to be issued upon exercise is known on the day the option is granted. Under SFAS No. 123, we would determine the fair value of the options granted on the date of grant using the Black-Scholes option pricing model, and would recognize the value as stock-based compensation expense over the period the options vest. In April 2003, the FASB made the determination that adoption of a fair value-based method for accounting for stock-based compensation awards may be required at some time in the future. This anticipated change in generally accepted accounting principles for stock-based compensation arrangements may have a material impact on our financial statements. We are currently considering adopting SFAS No. 123 during 2003 to account for all of our stock-based compensation plans. If we were to adopt SFAS No. 123 during 2003, we would likely use the prospective method of transition, as provided by SFAS No. 148, whereby all grants after January 1, 2003, would be accounted for based upon SFAS No. 123. Under this method, we would have recorded an additional $45,487 and $74,822 of stock-based compensation expense during the three and six months ended June 30, 2003, respectively. It is possible that the adoption of SFAS No. 123 in the future could result in stock-based compensation expense that could turn our expected positive net income into net losses in future periods.

Income Taxes

Income taxes consist of federal, state and local taxes. Accounting for income taxes and any related valuation allowance requires the application of significant judgement and estimates. We have incurred significant losses since our inception through December 31, 2002 resulting in approximately $67 million of net tax loss carryforwards, which expire in varying amounts beginning in 2011. We expect to have net taxable income in the future, and therefore we expect to utilize our net operating loss carryforwards to offset such taxable income at some point. However, utilization of such prospective net operating loss carryforwards may be subject to certain limitations, such as rules related to significant changes in ownership. In addition, income taxes may be payable during this time, due to operating income in certain tax jurisdictions which cannot be offset by operating loss carryforwards. If we achieve net taxable income and the net operating loss carryforwards are not available, because they have been limited by tax law, exhausted or have expired, we may experience significant tax expense. We have not recorded any provision or benefit for federal and state income taxes during the three and six months ended June 30, 2003 as we believe any tax liability incurred during these periods would be offset by the benefit of our net operating loss carryforwards, and because, as discussed below, we have not yet determined that the realization of the deferred tax asset will be achieved.

We have established a $27 million valuation allowance against the entire amount of our net deferred tax asset as of June 30, 2003 and December 31, 2002, because we have not been able to conclude that it is more likely than not that we will be able to realize the deferred tax asset, due primarily to our history of operating losses. In future periods, we will continue to assess our deferred tax assets for realizability. Should we conclude that these deferred tax assets are entirely or partially realizable, the valuation allowance will be reversed to the extent of such estimated realizability. The reversal of the valuation allowance, if any, would be recognized as deferred income tax benefit in our consolidated statement of operations, with a corresponding deferred tax asset on our consolidated balance sheet and would increase our net income per share in the period of reversal.

Results Of Continuing Operations and Outlook

We recorded positive net income for the first time since our inception during the three months ended June 30, 2003. Our net income is primarily attributable to the growth in our student fee revenue and efficient use of our assets and resources. We believe that our revenue growth will continue throughout 2003, primarily based upon growth in student fees, as our current customers add more online students and we add new customers from our target market. Due to the scalability of our business model, we expect to be able to support the growth of our customers without a significant amount of incremental direct costs, resulting in improved gross margins. At the same time, we intend to continue to make investments in technology which may involve the development, acquisition or licensing of technologies that complement or augment our existing services and technologies. Our selling and marketing expense should increase slightly as part of our strategy in 2003. We also expect our general and administrative expenses to increase slightly during the reminder of 2003, as we invest in some strategic initiatives that will help us evaluate future growth opportunities.We expect to have positive net income in the three months ending September 30, 2003, and for the year ending December 31, 2003, although there can be no guarantee thereof.

The following table sets forth the percentage of revenue represented by certain items reflected in our condensed consolidated statements of operations for the periods presented:
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002
	(Unaudited)		(Unaudited)
REVENUE:
Student fees	85%	78%	85%	76%
Campus and course	10%	14%	10%	17%
Other revenue	5%	8%	5%	7%

Total revenue	100%	100%	100%	100%

COST OF REVENUE	38%	50%	41%	53%

Gross profit	62%	50%	59%	47%

OPERATING EXPENSES:
Product development	20%	24%	20%	24%
Selling and marketing	18%	26%	18%	27%
General and administrative	19%	27%	21%	26%

Total operating expenses	57%	77%	59%	77%

INCOME (LOSS) FROM OPERATIONS	5%	(27%)	- %	(30%)
Other Income (Expense), net:	- %	- %	- %	- %

NET INCOME (LOSS )	5%	(27%)	- %	(30%)

Three Months Ended June 30, 2003 and 2002

Overview. Results for the three months ended June 30, 2003, compared to the three months ended June 30, 2002, demonstrated a 27% increase in revenue and a 5% reduction in total expenses. The increase in revenue was primarily driven by an increase in student enrollments in online courses. Expense reductions were achieved primarily through a more focused approach to new customer acquisitions as well as by better utilization of our personnel and fixed assets. The increase in revenue and reductions in expenses resulted in positive net income of $356,328 compared to a net loss of $1,554,578 for the same period in 2002. We expect that revenue will continue to grow faster than expenses, resulting in further improvements in our results of operations.

Revenue. Revenue increased 27% to $7,323,296 for the three months ended June 30, 2003, from $5,756,439 for the three months ended June 30, 2002. Student fees increased 39% to $6,224,087 for the three months ended June 30, 2003 compared to $4,483,370 for the three months ended June 30, 2002. The increase in revenue is primarily due to a 46% increase in the number of student enrollments in online eCourses beginning in the spring academic term, which runs from January 1, 2003 through May 15, 2003, and continuing through the summer academic term, which runs from May 16 through August 15, compared to the same academic terms in 2002. Campus and course fees represented $719,454 and $784,157 of total revenue, respectively, for these same periods. The 8% decrease is due to more customers self-developing their online courses within our system, rather than paying for our course development services. Other revenue includes professional consulting revenue which decreased to $265,151 from $351,089, for these same periods. We anticipate that our positive trend in overall revenue growth will continue during the third quarter of 2003 and increase to a range of $7.5 to $7.7 million, primarly as a result of growth in our student fee revenue.

Cost of Revenue. Cost of revenue decreased slightly to $2,762,094 for the three months ended June 30, 2003, from $2,883,013 for the three months ended June 30, 2002. Our cost of revenue decreased primarily due to reduced expenses associated with our National Institute of Science and Technology ("NIST") research program, and depreciation expense primarily related to our information technology departments. Our personnel in the operations area decreased to 84 as of June 2003 from 94 in March 2002, as we were able to improve operating efficiencies of our course development services while also concluding our NIST research program in April 2002. Somewhat offsetting these decreases in cost of revenue were some increased salaries and benefits expenses in our professional services departments as we devoted more resources to serving our customers. We also had increased sales commissions due to the growth trends of our customers. Amortization of capitalized software development costs was $313,626 for the three months ended June 30, 2003 and June 30, 2002. We expect our cost of revenue to remain relatively flat in the third quarter of 2003 compared with the three months ended June 31, 2003.

Gross Profit. We realized gross profit of $4,561,202 for the three months ended June 30, 2003 as compared with gross profit of $2,873,426 for the three months ended June 30, 2002. The favorable increase of $1,687,776 in gross profit was primarily due to the increase in our student fees, which have a higher contribution margin than most of our other revenue sources, and the realization of operating leverage on the generally fixed nature of our data center expenses.

Product Development. Product development expenses increased slightly to $1,439,679 for the three months ended June 30, 2003 from $1,386,214 for the three months ended June 30, 2002. As we continue to design and develop enhanced features for our course management system and other product offerings, our salary and associated benefits costs in the development group have increased by $61,896. Staffing levels of our product development personnel increased to 62 as of June 30, 2003 from 53 employees the same period a year ago. Offsetting this increase in product development costs were decreases in depreciation expense. We anticipate that our product development expenses will continue to run between $1.4 to $1.6 million during the three months ending September 30, 2003.

Selling and Marketing. Selling and marketing expenses decreased to $1,313,490 for the three months ended June 30, 2003 from $1,503,413 for the three months ended June 30, 2002. The decrease was primarily due to a decrease of $145,253 in advertising and promotional expenses. Marketing costs associated with a grant program we offered to stimulate the growth of online distance learning programs decreased by $55,591 as the program has been nearly completed as of June 30, 2003. Additional decreases in depreciation, and salaries and related benefits of $55,476 were slightly offset by increases in recruiting fees, consulting and subscription expenses and costs associated with marketing materials of $72,230. We continue to focus our marketing activities at key decision makers within our target market. As of June 30, 2003, we had 24 sales-related and 7 marketing-related employees, slightly decreased from the 26 sales-related and 7 marketing-related employees we had as of June 30, 2002. We anticipate that our selling and marketing expenses will increase slightly for the three months ending September 30 2003, relative to the second quarter of 2003, as we make small increases in our sales staff, attend more industry conferences, and increase our general marketing activities.

General and Administrative. General and administrative expenses decreased slightly to $1,438,562 for the three months ended June 30, 2003 from $1,518,635 for the three months ended June 30, 2002. The decrease was primarily due to a decrease of $277,997 in recruiting fees, travel expenses, depreciation and costs associated with our move to our new headquarters. Offsetting these savings was an increase in executive salary and related benefits as our chief executive officer's salary in 2003 is in the form of cash salary as opposed to strictly stock options, as was done in 2002. Additional expenses were increases in legal and consulting expenses, franchise taxes, investor relations costs and travel expenses. The number of general and administrative personnel as of June 30, 2003 was 32 as compared to 35 as of June 30, 2002. We anticipate our general and administrative expenses during the three months ending September 30, 2003 will increase slightly from the amount recorded in the second quarter of 2003 as we invest in some employee training and add some consulting expense to review various corporate strategic growth options.

Since inception, we have accounted for our stock-based compensation arrangements under APB Opinion No. 25 and have incurred aggregate deferred stock-based compensation of $4,452,702 in connection with the grant of options and restricted common stock to employees, officers, directors and former executives, the balance of which was $53,571 at June 30, 2003. Stock-based compensation is amortized over the vesting period of the related options or restricted stock, which ranges from one to three years. During the three months ended June 30, 2003 and 2002, we recorded compensation expense of $12,309 and $49,475, respectively. All of the compensation expense related to such stock-based compensation awards is included in general and administrative expense for these periods, based on the recipients of the stock-based awards. We are currently considering adopting SFAS No. 123 to account for all of our stock-based compensation plans, and it is likely that we will adopt this accounting standard in the third or fourth quarter of 2003 using the prospective method of transition.

Other Income (Expense). Interest and other income, which consists primarily of interest earnings on our cash and cash equivalents and short-term investments, decreased to $17,800 for the three months ended June 30, 2003, from $48,101 for the three months ended June 30, 2002. This decrease is primarily due to a decrease in cash invested in interest bearing securities as a result of the use of such cash in our operations. Interest expense, primarily related to our capital leases and borrowings on our revolving line of credit, was $30,943 and $67,843 for the three months ended June 30, 2003 and 2002, respectively.

Net Income (Loss). Our net income was $356,328, or $0.02 per share, and our net loss was $1,554,578, or $0.10 per share, for the three months ended June 30, 2003 and 2002, respectively. Our basic net income (loss) per share was calculated based on 16,500,581 and 16,308,104 weighted average shares outstanding for the three months ended June 30, 2003 and 2002, respectively. Our diluted net income (loss) per share was calculated based on 17,442,337 and 16,308,104 weighted average shares outstanding for the three months ended June 30, 2003 and 2002, respectively. We expect to record positive net income of approximately $350,000 to $500,000 for the three months ending September 30, 2003, although there can be no guarantee thereof.

Six Months Ended June 30, 2003 and 2002

Overview. Results for the six months ended June 30, 2003, compared to the six months ended June 30, 2002, demonstrated a 23% increase in revenue and a 5% reduction in total expense, with reductions in cost of goods sold and sales and marketing. The increase in revenue was primarily driven by an increase in student enrollments in online courses. Expense reductions were achieved primarily through a more focused approach to new customer acquisitions as well as by better utilization of our personnel and fixed assets. The increase in revenue and reductions in expenses resulted in a $3,333,190 decrease in our net loss compared to the same period in 2002. We expect that revenue will continue to grow faster than expenses, resulting in further improvements in our results of operations.

Revenue. Revenue increased 23% to $14,022,555 for the six months ended June 30, 2003 from $11,360,935 for the six months ended June 30, 2002. Student fees increased 38% to $11,908,761 for the six months ended June 30, 2003 compared to $8,636,899 for the six months ended June 30, 2002. The increase in revenue is primarily due to a 46% increase in the number of student enrollments in online eCourses beginning in the spring academic term, which runs from January 1, 2003 through May 15, 2003, and continuing through the summer academic term, which runs from May 16 through August 15, compared to the same academic terms in 2002. Campus and course fees represented $1,413,509 and $1,876,380 of total revenue, respectively, for these same periods. The 25% decrease is due to more customers self-developing their online courses within our system, rather than paying for our course development services. Other revenue includes professional consulting revenue of $459,600 and $552,055, respectively, for these same periods.

Cost of Revenue. Cost of revenue decreased slightly to $5,683,178 for the six months ended June 30, 2003, from $5,981,942 for the six months ended June 30, 2002. Our cost of revenue decreased primarily due to reduced expenses associated with our NIST research program, and depreciation expense primarily related to our information technology departments. We also benefited from a restructuring of our sales commission plan to better align our incentive compensation with the growth trends of our customers. Offsetting these decreases in cost of revenue, in part, were increased salaries and benefits expenses in our professional services departments as we devoted more resources to serving our customers. Additionally, we had no expense associated with our grant program in the six months ended June 30, 2003 compared to $53,028 for the same period last year. Our average number of personnel in the operations and account management areas decreased to 88 in the six months ended June 30, 2003 from 102 in the same period in 2002, as we were able to improve on our operating efficiencies of our course development, help desk and consulting services while also concluding our NIST research program. Amortization expense related to our capitalized software costs was $627,251 for the six months ended June 30, 2003 and June 30, 2002.

Gross Profit. We realized gross profit of $8,339,377 for the six months ended June 30, 2003 as compared with gross profit of $5,378,993 for the six months ended June 30, 2002. The favorable increase of $2,960,384 in gross profit was primarily due to the increase in our student fees, which have a higher contribution margin than most of our other revenue sources, and the realization of operating leverage on the generally fixed nature of our data center expenses.

Product Development. Product development expenses increased slightly to $2,819,097 for the six months ended June 30, 2003 from $2,741,526 for the six months ended June 30, 2002. As we continue to design and develop enhanced features for our course management system and other product offerings, our consulting costs in the development group have increased by $107,477. Offsetting this increase in product development costs were savings in depreciation. Staffing levels of our product development personnel increased to an average of 57 in 2003 from 51 employees the same period a year ago.

Selling and Marketing. Selling and marketing expenses decreased to $2,565,936 for the six months ended June 30, 2003 from $3,043,459 for the six months ended June 30, 2002. The decrease was primarily due to a decreases of $202,526 in advertising, promotional and conference expenses. Additional savings were due to a $115,592 decrease in salaries and related benefits and $91,079 in depreciation expenses. Marketing costs associated with our grant program decreased by $121,181 as the program is substantially complete as of June 30, 2003. Offseting these savings were increases in recruiting fees and consulting expenses and costs associated with marketing materials of $89,820, as we continue to focus our marketing activities at key decision makers within our target market. During the first six months of 2003, we had an average of 25 sales-related and 8 marketing-related employees, slightly decreased from the 27 sales-related and 9 marketing-related employees we had for the same period last year.

General and Administrative. General and administrative expenses remained relatively flat at $2,962,448 for the six months ended June 30, 2003 compared to $2,954,177 for the six months ended June 30, 2002. Decreases of $378,921 related to savings in recruiting fees, legal, travel and depreciation expenses. Additional savings of $31,500 were related to the relocation of our corporate offices in 2002. Offsetting these savings was an increase in executive salary and related benefits as our chief executive officer's salary in 2003 is in the form of cash as opposed to strictly stock options, as was done in 2002. Additional increases in expenses were from consulting expenses, franchise taxes, investment banking fees and investor relations costs. The average number of general and administrative personnel for the six months ended June 30, 2003 was 33 as compared to 36 for the same period in 2002.

During the six months ended June 30, 2003 and 2002, we recorded stock-based compensation expense, in accordance with APB Opinion No. 25, of $24,617 and $128,304, respectively. All of the compensation expense related to such stock-based compensation awards is included in general and administrative expense for these periods, based on the recipients of the stock-based awards.

Other Income (Expense). Interest and other income, which consists primarily of interest earnings on our cash and cash equivalents and short-term investments, decreased to $44,359 for the six months ended June 30, 2003, from $107,217 for the six months ended June 30, 2002. This decrease is primarily due to a decrease in cash invested in interest bearing securities as a result of the use of such cash in our operations. Interest and other expense, primarily related to our capital leases and borrowings on our revolving line of credit, was $86,358 and $130,341 for the six months ended June 30, 2003 and 2002, respectively.

Net Loss. Our net loss decreased to $50,103, or $0.00 per share, from a net loss of $3,383,293, or $0.21 per share, for the six months ended June 30, 2003 and 2002, respectively.

Liquidity and Capital Resources

The Company's cash and cash equivalents increased by $1,678,829 from $13,633,181 at December 31, 2002, to $15,312,010 at June 30, 2003. The increase from December 31, 2002 was primarily due to cash provided by operating activities of $1,327,849 and cash provided by financing activities of $697,837, including a net increase on our outstanding revolving line of credit of $177,000, offset by cash used in investing activites of $346,857. Included in the cash provided by operations for the six months ended June 30, 2003 were adjustments to net income of $1,089,083 for non-cash depreciation and $651,868 for non-cash amortization expense. We also used $353,486 of cash to purchase computer software and equipment and we received $835,251 of proceeds from issuing additional common stock related to stock options being exercised during the period. Finally, in connection with our debt refinancing in May 2003, we paid $1,316,191 to fulfill our outstanding equipment lease line obligations, as well as received $1,316,191 in proceeds from our new Term Loan.

We have financed the majority of our operations through the issuance of equity securities. We have sold common stock and preferred stock generating aggregate proceeds of $85.9 million from inception through June 30, 2003, including our initial public offering. We used the net proceeds from our equity financings for funding capital expenditures and supporting sales, marketing, product development activities, expanding our data center, enhancing financial information systems and for other expenses associated with our growth.

We had leased $3,744,057 of equipment as of March 31, 2003 in connection with two sale-leaseback arrangements with a bank. At the end of the 36-month lease terms of each draw under the arrangements, which were to end at various dates between July 2003 and December 2005, we were to purchase the equipment leased under these arrangements for a total of approximately $314,000. The weighted average interest rate of borrowings under the capital lease agreements was 12.06% as of March 31, 2003. In May 2003, we refinanced the two existing sale-leaseback arrangments into a Term Loan with the bank. The Term Loan has a 36-month term and an adjustable interest rate of prime plus 2.75%, but will not be less than 7.00% nor more than 9.00%. The Term Loan will be repaid in 36 equal monthly installments. The Term Loan is secured by all of our assets.

We had a $3,000,000 revolving line of credit with a bank that matured on March 29, 2003. The revolving line of credit was extended to April 11, 2003 and increased to $3,385,000. In May 2003, we obtained a new $3,750,000 revolving line of credit (the "Revolver") from the bank that will mature in May, 2004, which replaced the previous revolving line of credit. The Revolver contains certain financial covenants with which we were in compliance with as of June 30, 2003. The Revolver is secured by all of our assets. The interest rate on the Revolver is adjustable and is equal to the bank's prime rate, which was 4.25% as of June 30, 2003, plus 1.25%. In December 2002, we drew $2,938,000 from the revolving line of credit. The entire $2,938,000 draw was subsequently repaid in January 2003. In March 2003, we drew $3,000,000 from the revolving line of credit. The entire $3,000,000 was repaid in April 2003. In June 2003, we drew $3,115,000 from the Revolver. The entire $3,115,000 was repaid in July 2003.

In May 2003 we also entered into a $1,000,000 equipment lease facility with a bank that will be treated as a capital lease for accounting purposes. We have the ability to draw upon the capital lease until May 2004. Any draws we make under the capital lease will accrue interest, which will be payable monthly, until April 30, 2004. Beginning in May 2005, any capital lease draws outstanding will be payable in 36 equal monthly installments of principal, plus interest. The interest rate on the capital lease is an adjustable rate of prime plus 2.75%, but will not be less than 7.00% nor more than 9.25%. In June 2003, we leased $248,194 of equipment in connection with the capital lease.

We expect our current cash, cash equivalents and short-term investments, together with cash generated from operations, to meet our working capital and capital expenditure requirements for at least the next twelve months.

In the future, we may desire or need to raise additional capital associated with our growth, acquisitions or general corporate use. In the event that we choose to raise additional capital, we cannot assure that additional funds will be available at times or on terms favorable to eCollege. Our desire to raise additional funds could also directly and adversely affect our stockholders' investment in our common stock. When a company raises funds by issuing shares of stock through additional public offerings or exercised stock options, the percentage ownership of the existing stockholders of that company is reduced or diluted. If we raise funds in the future by issuing additional shares of stock, stockholders may experience dilution in the value of their shares.

Off-Balance Sheet Operating Lease Obligations

We lease office space and equipment under various non-cancelable operating leases. At June 30, 2003 the aggregate future minimum lease commitments were as follows:

Period ending December 31,
2003	$475,540
2004	1,019,353
2005	1,075,294
2006	1,121,970
2007	875,959
Thereafter	13,650

Our corporate headquarters are located in Denver, Colorado. We moved into our current headquarters facility in July 2002. Our headquarters encompasses approximately 47,600 square feet and is held under a lease which expires on September 30, 2007. We have the option to extend this lease for two additional periods of three years each. We also leased office space at our former headquarters location under a separate lease, which expired on April 30, 2003, which we did not renew. The expiration of the additional lease resulted in a decrease of $105,000 of rent expense on a quarterly basis. We believe our existing headquarters are adequate for our current local employee base of 190 and our current requirements, as we have capacity for approximately 300 total employees, and that additional space, if necessary, can be obtained on commercially reasonable terms to meet future requirements.

Risk Factors

This section identifies risks that we face. If we are unable to prevent these and other events that have a negative effect from occurring, then our business may suffer. Negative events are likely to decrease our revenues, increase our costs, make our financial results poorer and decrease our financial strength, and may cause our stock price to decline. Risk factors that affect our business are as follows:

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

In addition, in order to compete effectively in our markets, we may need to change our business in significant ways. For example, we may change our pricing, product or service offerings, make key decisions about technology directions or marketing strategies, or acquire additional businesses or technologies. Any of these actions or effects could hurt our business, results of operations and financial condition.

A Significant Portion of Our Revenue Is Generated From a Relatively Small Number of Customers

Revenue from a small number of customers has comprised a substantial portion of our revenue and is expected to represent a substantial portion of our revenue in the foreseeable future. Our top 30 customers accounted for approximately 71% of our revenue for the six months ended June 30, 2003. In 2002, our top 30 customers accounted for approximately 67% of our annual revenue. Any cancellation, deferral or significant reduction in work performed for these principal clients, or failure to collect accounts receivable from these principal clients, could have a material adverse effect on our business, financial condition and results of operations. One of our largest customers has notified us that it does not intend to renew its guaranteed minimum contract with us when it expires in April 2004. This customer generated approximately 8% and 10% of our revenue during the six months ended June 30, 2003 and 2002, respectively.

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

Our Stock Price Is Likely to be Volatile

The market price of our common stock has been and is likely to continue to be volatile and could be subject to significant fluctuations in response to factors such as the following, some of which are beyond our control: quarterly variations in our operating results; operating results that vary from the expectations of securities analysts and investors; changes in expectations as to our future financial performance; announcements of technological innovations or new products by us or our competitors; changes in market valuations of other online service companies; future sales of our common stock; stock market price and volume fluctuations; general political and economic conditions, such as a recession or war or terrorist attacks or interest rate or currency rate fluctuations; and other risk factors in this Form 10-Q. These factors may adversely affect the market price of our common stock. In addition, the market prices for stocks of many Internet related and technology companies have historically experienced extreme price fluctuations that appeared to bear no relationship to the operating performance of these companies.

Any Acquisitions or Investments We Make Could Be Disruptive to Our Business, Have Adverse Accounting Consequences or Be Dilutive to Our Investors

From time to time we have had discussions with companies regarding our acquiring, or investing in, their businesses. Acquisitions involve a number of risks, including:

  adverse effects on operating results from increases in goodwill amortization, acquired in-process technology, stock compensation expense and increased compensation expense resulting from newly hired employees the creation of a variety of accounting charges, which could increase our reported expenses, including impairment of goodwill and the write off of acquired intangible assets the diversion of management attention from other aspects of the business disputes with the sellers of an acquired entity

  failure to retain key acquired personnel

  client satisfaction or performance problems with an acquired entity diminishing the value of our brands or reputation if an acquired company turns out to be a poor performer the assumption of most or all of the liabilities of the acquired companies, some of which may be hidden, significant, or not reflected in the final acquisition price.

Since we have never completed an acquisition, our ability to meet these challenges has not been proven. If we choose to use cash to pay for acquisitions in the future, we may need to obtain additional financing, and such financing may not be available on favorable terms, or at all. If, on the other hand, we issue stock to complete possible acquisitions, existing stockholders will experience further ownership dilution. Furthermore, we may incur debt to pay for any future acquisitions or investments. As a result, any future business acquisitions or investments could have a material adverse effect on our business and financial results.

We May Desire or Need to Raise Additional Capital In The Future And It May Not Be Available On Acceptable Terms

We may desire or need to raise additional capital through public or private financing, strategic relationships or other arrangements in the future. In the event that we desire or need to raise additional capital, we cannot assure that additional funds will be available or that funds will be available on terms favorable to us. Furthermore, we may have to sell stock at prices lower than those paid by existing stockholders, which would result in dilution to those stockholders, or we may have to sell stock or bonds with rights superior to rights of holders of common stock. Any debt financing might involve restrictive covenants that could limit our operating flexibility. If adequate funds are not available on acceptable terms, we may be unable to develop or enhance our services and products, take advantage of future opportunities, or respond to competitive pressures, which could have an adverse effect on our business and our financial position. Any future need to raise additional funds could also directly and adversely affect our stockholders' investment in our common stock.

We Depend On Our Customers and Third Parties to Market Student Enrollments

A substantial portion of our revenue is derived from fees for each enrollment in an online course that we implement. Generally, we do not market directly to students to generate enrollments in our customers' courses and therefore have little influence on the number of students that enroll. We are therefore dependent on the institutions and organizations that purchase our products and services to market to individual students. The failure of these third parties to effectively attract, maintain, and increase student enrollments could affect our revenue growth and have a material adverse effect on our business and financial results.

We May be Unable to Sustain Profitability

Although we reported net income for the first time during the second quarter of 2002, there can be no guarantee that we will be able to sustain profitability. We believe that our success depends, among other things, on our ability to increase our revenue by further developing existing customer relationships and developing new relationships with colleges, universities and other potential clients. If we are unable to continue to increase our revenue, our business and financial results will be materially and adversely affected.

We May Not be Able to Protect Our Intellectual Property and Proprietary Rights and We May be Subject to Claims of Infringement by Third Parties

Our success depends, in part, on our ability to protect our proprietary rights and technology, such as our trade and product names, and the proprietary software included in our products. We rely on a combination of copyrights, trademarks, servicemarks, patents, trade secret laws, and employee and third-party nondisclosure agreements to protect our proprietary rights. Despite our efforts to protect these rights, unauthorized parties may attempt to duplicate or copy aspects of our services or software or to obtain and use information that we regard as proprietary. If others infringe or misappropriate our copyrights, servicemarks or other proprietary rights, our business could be hurt. In addition, the laws of many countries do not protect our proprietary rights to as great an extent as do the laws of the United States. Our failure to meaningfully protect our intellectual property could have a material adverse effect on our business and financial results.

In addition, although we do not believe that we are infringing the intellectual property rights of others, other parties might assert infringement claims against us. We may encounter disputes over rights and obligations concerning intellectual property. These disputes, even if without merit, could lead to litigation, which may be time-consuming and costly (even if we are successful), may require us to redesign our products or services, may require us to enter into royalty or licensing agreements (which may not be available on acceptable terms or at all), and could be a distraction to management, any of which could have a material adverse effect on our business. In addition, our agreements with our customers require us to indemnify our customers in the event they are sued by a third party claiming that the eCollege System infringes a third party's intellectual property rights. In the event of such a lawsuit against our customers, these indemnification obligations could have a material adverse effect on our business.

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

Our Operating Results May Fluctuate Significantly and May Be Below the Expectations of Analysts and Investors

Because of the emerging nature of the online learning market, we may be unable to accurately forecast our revenue. The sales cycle for our products and services varies widely and it may be difficult for us to predict the timing of particular sales, the rate at which online campuses, courses and/or course supplements will be implemented or the number of students who will enroll in the online courses. Since most of our costs are fixed and are based on anticipated revenue levels, small variations in the timing of revenue recognition could cause significant variations in operating results from quarter-to-quarter. Since we may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall, any significant decrease in revenue would likely have an immediate material adverse effect on our business and financial results. Further, any such variations could cause our operating results to fall below the expectations of securities analysts and investors. In such event, the trading price of our Common Stock would likely fall and investors might sue the company, causing increased litigation expenses and, possibly, the payment of large damages or settlement fees.

We Depend on Our Key Personnel

Our success depends on the performance of senior management and on our ability to continue to attract, motivate and retain highly qualified technical professionals. The loss of the services of a number of senior management personnel or highly qualified technical professionals could have a material adverse effect on our operations.

Our Sales Cycle Is Lengthy and Can Vary Widely Making it Difficult to Predict Future Growth

The sales cycle between initial customer contact and signing of a contract varies widely, reflecting differences in our customers' decision-making processes and budget cycles. As a result, we may not be able to forecast the timing and amount of specific sales and resulting revenue.

We Are Subject to Risk from General Economic Conditions

Our revenue is subject to fluctuation as a result of general economic conditions. A significant portion of our revenue is derived from the sale of products and services to colleges and universities. Should current weak economic conditions continue or worsen, these organizations may not increase or may reduce their expenditures, which could have an adverse effect on our business.

Our Business and Future Operating Results Are Subject to a Broad Range of Uncertainties Arising Out of Terrorist Attacks on the United States of America

Our business and operating results are subject to uncertainties arising out of terrorist attacks on the United States of America. These uncertainties include the potential worsening or extension of the current global economic slowdown and the economic consequences of military action or additional terrorist activities. While terrorist attacks have not had a material impact on our financial position or results of operations to date, any future attacks or events arising as a result of the attacks, such as interruptions to the international telecommunications network or the Internet, could have a material impact on our business.

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

General Economic Conditions May Impact the Value and Realizability of our Investment Securities

Factors influencing the financial condition of the issuers of securities with whom we invest our idle cash may impact their ability meet their financial obligations. Our short-term investment portfolio is invested in United States government securities, money-market accounts investing in United States government securities, and commercial bank certificates of deposit. The Company's current investment policy requires that its investment portfolio be limited to investment securities of one year or less in maturity. As of June 30, 2003 all of our invested cash is in money market accounts or in a short-term certificate of deposit.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position, operating results or cash flows due to adverse changes in financial market prices and rates. The Company is, or may become, exposed to market risk in the areas of changes in interest rates and changes in foreign currency exchange rates as measured against the United States dollar. These exposures are directly related to our normal operating and funding activities. Historically, and as of June 30, 2003, we have not used derivative instruments or engaged in hedging activities.

Additionally, the Company does not have significant exposure to changing interest rates on invested cash, which was $13,081,218 at June 30, 2003. Historically we have invested available cash in money market accounts, certificates of deposit and investment grade commercial paper that generally had maturities of three months or less, as well as debt securities of United States government agencies and corporate bonds. Our short-term investment portfolio is managed on a discretionary basis by a third party, subject to our investment policy. The Company's investment policy requires that its investment portfolio be limited to investment securities of one year or less in maturity. Furthermore all of our invested cash is in money market accounts or in a short-term certificate of deposit as of June 30, 2003. As a result, the interest rate market risk implicit in these investments at June 30, 2003, is low. However, factors influencing the financial condition of securities issuers may impact their ability to meet their financial obligations and could impact the realizability of our securities portfolio. The Company has not undertaken any other interest rate market risk management activities.

A hypothetical ten percent change in market interest rates over the next year would not have a material effect on the fair value of the Company's debt instruments or its cash equivalents, nor would it materially impact the Company's earnings or cash flow associated with the Company's cash investments. Although the Company's revolving line of credit bears interest at an adjustable rate of prime plus 1.25%, a hypothetical ten percent change in the market rates as of June 30, 2003 would not have a material effect on the Company's earnings and cash flows in 2003, as the entire borrowings outstanding at December 31, March 31, and June 30, 2003 were repaid on January 2, 2003, April 1, 2003 and July 1, 2003, respectively.  We anticipate drawing on our new line of credit only for short-term periods during the remainder of 2003. In addition, the Company will be subjected to a limited amount of interest rate risk due to the adjustable interest rates included in the Term Loan and equipment lease facility entered into in May 2003, however that risk is mitigated by the interest rate floor and ceiling provisions included in the debt facilities.

ITEM 4. CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)) and 15d-15(e)) as of the end of the period covered by this quarterly report (the "Evaluation Date"), have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were effective to ensure that material information relating to the Company and its consolidated subsidiary would be made known to such officers on a timely basis. The Company maintains a Disclosure Committee, comprised of the Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, Sr. Vice President of Strategy and Market Communications, Sr. Vice President of Account Management, and General Counsel.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

The net offering proceeds to the Company were $56,265,000. As of June 30, 2003, we have used approximately: $2,050,000 to repay bank debt; $35,792,000 to fund operations and provide working capital; and $7,921,000 to purchase computer equipment, software, furniture and fixtures.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

The following is a list of exhibits filed as part of this Report on Form 10-Q.

Exhibit Number	Description
_________	_____________________________________
10.39	Employment Agreement dated June 20, 2003 between the Company and Oakleigh Thorne.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
________

(b) Reports on Form 8-K. The Company filed a report on Form 8-K on April 17, 2003 under Items 7 and 9 to announce its first quarter 2003 financial results.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in Denver, Colorado, on this 12th day of August, 2003.

eCollege.com
/s/ Oakleigh Thorne
Name: Oakleigh Thorne
Title: Chief Executive Officer and Chairman of the Board of Directors
(principal executive officer)

/s/ Douglas H. Kelsall
Name: Douglas H. Kelsall
Title: Executive Vice President, Chief Financial Officer, Treasurer and Secretary
(principal financial officer)

/s/ Ward R. Huseth
Name: Ward R. Huseth, C.P.A.
Title: Chief Accounting Officer