Form 10-Q
period 2003-09-30
ECOLLEGE COM
filed 2003-11-13
CIK 1085653

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

[X] Yes [ ] No

The number of shares outstanding of the Registrant's Common Stock, $.01 par value, as of November 10, 2003 was 20,091,438.

eCollege.com

PART I
FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

eCollege.com

CONSOLIDATED BALANCE SHEETS

	September 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$43,090,496	$13,633,181
Accounts receivable, net of allowance of $164,610 and $166,217, respectively	3,927,409	3,281,469
Accrued revenue receivable	644,748	142,204
Other current assets	483,210	439,738

Total current assets	48,145,863	17,496,592

NON-CURRENT ASSETS:
Property and equipment, net	2,326,657	3,201,248
Software development costs, net	627,251	1,568,128
Other assets	1,145,743	301,400

Total non-current assets	4,099,651	5,070,776

TOTAL ASSETS	$52,245,514	$22,567,368

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$339,296	$394,694
Other accrued liabilities	3,632,932	3,290,094
Deferred revenue	3,861,643	3,113,157
Current portion of debt	528,876	1,135,977
Line of credit	-	2,938,000

Total current liabilities	8,362,747	10,871,922

LONG-TERM LIABILITIES:
Deferred revenue	57,121	64,743
Other liabilities	494,607	519,887
Long-term debt	1,290,118	706,261

Total long-term liabilities	1,841,846	1,290,891

TOTAL LIABILITIES	10,204,593	12,162,813

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, no par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.01 par value; 50,000,000 shares authorized; 19,786,458 and 16,432,115 shares issued, respectively, and 19,776,541 and 16,425,740 shares outstanding, respectively	197,865	164,321
Additional paid-in capital	116,850,012	85,433,594
Treasury stock at cost, 9,917 and 6,375 shares, respectively	(56,257)	(21,593)
Warrants and options for common stock	2,769,099	3,313,241
Deferred compensation	(41,262)	(78,188)
Accumulated deficit	(77,678,536)	(78,406,820)

TOTAL STOCKHOLDERS' EQUITY	42,040,921	10,404,555

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$52,245,514	$22,567,368

The accompanying notes to the condensed consolidated financial statements are an integral part of these balance sheets.

eCollege.com

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002
	(Unaudited)		(Unaudited)
REVENUE:
Student fees	$6,455,536	$4,579,339	$18,364,296	$13,216,238
Campus and course	647,926	1,096,984	2,061,435	2,973,364
Other revenue	497,278	402,543	1,197,565	1,250,199

Total revenue	7,600,741	6,078,866	21,623,296	17,439,801

COST OF REVENUE	2,658,179	2,601,211	8,402,996	8,583,152

Gross profit	4,942,562	3,477,655	13,220,300	8,856,649

OPERATING EXPENSES:
Product development	1,389,332	1,534,407	4,146,790	4,275,933
Selling and marketing	1,242,798	1,332,870	3,808,733	4,376,329
General and administrative	1,538,477	1,486,038	4,500,925	4,440,216

Total operating expenses	4,170,607	4,353,315	12,456,448	13,092,478

INCOME (LOSS) FROM OPERATIONS	771,995	(875,660)	763,852	(4,235,829)

OTHER INCOME (EXPENSE), NET	6,431	(20,407)	(35,568)	(43,531)

NET INCOME (LOSS)	$778,386	$(896,067)	$728,284	$(4,279,360)

NET INCOME (LOSS) PER SHARE, BASIC AND DILUTED	$0.04	$(0.05)	$0.04	$(0.26)

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC	18,095,582	16,340,805	17,007,477	16,312,108

WEIGHTED AVERAGE SHARES OUTSTANDING, DILUTED	19,815,791	16,340,805	18,203,337	16,312,108

COMPREHENSIVE INCOME (LOSS)	$778,386	$(896,067)	$728,284	$(4,279,360)

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

eCollege.com

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2003	2002
	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$728,284	$(4,279,360)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities-
Depreciation	1,524,933	2,508,658
Amortization of capitalized software development costs	940,877	940,877
Stock-based compensation expense	64,997	140,630
Loss on disposition of assets	8,328	76,833
Change in-
Accounts receivable and accrued revenue receivable	(1,148,484)	(2,612,615)
Other current assets	(43,472)	42,878
Other assets	(602,084)	123,300
Accounts payable and accrued liabilities	149,665	(1,491,308)
Deferred revenue	740,864	1,570,654
Other liabilities	(25,280)	129,512

Net cash provided by (used in) operating activities	2,338,628	(2,849,941)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(646,605)	(1,443,533)
Proceeds from sales of property and equipment	6,629	8,569
Business acquisition costs	(242,259)	--

Net cash used in investing activities	(882,235)	(1,434,964)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	32,610,987	172,248
Payment of stock issuance costs	(1,648,821)	--
Payments on and proceeds from sale-leaseback transactions, net	(1,193,192)	156,136
Proceeds from and payments on term loan, net	1,169,948	--
Proceeds from and payments on line of credit, net	(2,938,000)	438,000

Net cash provided by financing activities	28,000,922	766,384

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	29,457,315	(3,518,521)
CASH AND CASH EQUIVALENTS, beginning of period	13,633,181	16,625,705

CASH AND CASH EQUIVALENTS, end of period	$43,090,496	$13,107,184

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$109,075	$188,920

SCHEDULE OF NONCASH ACTIVITIES:
Financed software purchase	$18,694	$554,557

Acquisition of treasury stock included in accrued liabilities	$34,664	$--

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

eCollege.com

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Nature of Business

Company History

eCollege.com (formerly Real Education, Inc. and Real Information Systems, Inc.) was organized and incorporated in the state of Colorado on July 26, 1996. Real Education, Inc. reincorporated as eCollege.com in the state of Delaware on June 22, 1999. eCollege International, Inc. is a wholly owned subsidiary of eCollege.com and was incorporated in the state of Colorado on January 9, 2002. On October 31, 2003, eCollege.com acquired all of the capital stock of Datamark, Inc., a Delaware corporation, ("Datamark"), at which time Datamark became a wholly owned subsidiary of eCollege.com. Because Datamark was acquired after the date of these financial statements, Datamark's operations are not reflected herein for any period presented. eCollege.com and its wholly owned subsidiaries are collectively referred to herein as "eCollege" or the "Company."

Business Activity

eCollege has historically been an outsource provider of eLearning solutions for post-secondary online degree programs. With the acquisition of Datamark as of October 31, 2003, eCollege has expanded to become an outsource provider of value added information services to the post-secondary market. eCollege's eLearning division is an outsource provider of technology and services that enable colleges, universities and K-12 schools to offer an online environment for distance, on-campus and hybrid learning. The Company's technology enables its customers to reach a large number of students who wish to take online courses at convenient times and locations via the Internet. Customers can also use the Company's technology to supplement their on-campus courses with an online environment. Additionally, the Company offers services to assist in the development of online programs, including online course and campus design, development, management and hosting, as well as ongoing administration, faculty and student support, training, evaluation and consulting services.

Datamark, the Company's enrollment growth services division, is an outsource provider of enrollment growth services for the proprietary post-secondary market. Datamark provides full-service research and direct-marketing for colleges and proprietary schools, offering comprehensive marketing solutions that include direct mail, online, television and other media, and software solutions. These solutions are used by higher education institutions to increase student enrollment leads, conversion rates, and retention rates.

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The Company has determined that it has one reportable operating segment at September 30, 2003. However, due to the acquisition of Datamark, the Company plans to begin reporting separate operating segments in the fourth quarter of 2003. All of the Company's operating results and identifiable assets are in the United States. The Company has eliminated intercompany transactions and balances in consolidation.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such regulations. The unaudited condensed consolidated financial statements reflect all adjustments and disclosures that are, in the opinion of management, necessary for a fair presentation. All such adjustments are of a normal recurring nature. Certain amounts in the 2002 financial statements have been reclassified to conform to the 2003 presentation. Management does not believe the effects of such reclassifications are material. The results of operations for the interim periods ended September 30, 2003, are not necessarily indicative of the results of the full fiscal year. For further information, refer to the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K, for the year ended December 31, 2002.

3. Summary of Significant Accounting Policies

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share is computed by (i) adjusting net income for the effects, if any, of assuming the conversion of certain convertible securities, and (ii) adjusting the weighted average number of shares outstanding for the effects, if any, of common shares issuable upon the conversion or exercise of certain securities such as warrants and options for common stock outstanding during the period, if the effect of such adjustments is dilutive. Certain options to purchase shares of common stock were dilutive as of September 30, 2003 and, using the treasury stock method, resulted in 1,720,209 and 1,195,860 common stock equivalents being added to the basic weighted average shares for the computation of diluted net income per share for the three and nine months ended September 30, 2003, respectively. There were no adjustments to net income in the determination of dilutive net income per share for the three or nine months ended September 30, 2003. As a result of the Company's net losses for the three and nine month periods ended September 30, 2002, all potentially dilutive securities would be anti-dilutive and are excluded from the computation of diluted loss per share for those periods. The table below summarizes anti-dilutive securities which have been excluded from these computations for the three and the nine months ended September 30, 2003 and 2002, respectively.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002
Options to purchase common stock	300,000	3,266,147	631,503	3,266,147
Warrants to purchase common stock	-	37,000	-	37,000
Restricted common stock	-	29,168	-	29,168

Total	300,000	3,332,315	631,503	3,332,315

The Company has never paid cash dividends on its stock, and is currently precluded from doing so under its borrowing agreements.

Treasury Stock

The Company accounts for treasury stock purchases at cost. The Company has withheld an aggregate of 9,917 shares of its common stock for an aggregate cost of $56,257 through September 30, 2003 in satisfaction of statutory tax withholding requirements upon the vesting of restricted share rights held by an officer of the Company.

Software Development Costs

As an application service provider, the Company incurs costs for the development of internal-use software. The determination of the point at which capitalization of qualifying costs properly commences is subject to a high degree of management judgement. In general, the Company has expensed costs for the development of internal-use software as incurred due to the fact that the costs qualifying for capitalization have been insignificant and the related lives are short. However, from April 1, 2000 through March 31, 2001, the Company capitalized $3,763,507 of costs related to development of its CampusPortal product. In April 2001, the software was determined to be ready for its intended use, and accordingly, the Company began to amortize the capitalized costs over a useful life of three years. Through September 30, 2003, the Company has recorded $3,136,256 of accumulated amortization and therefore has $627,251 of capitalized software development costs remaining to be amortized. The Company recorded $313,626 of amortization expense for the three months ended September 30, 2003 and September 30, 2002. The Company recorded $940,877 of amortization expense for the nine months ended September 30, 2003 and September 30, 2002. The Company did not capitalize any additional software development costs during 2002 or in the nine months ended September 30, 2003.

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

Recent Accounting Pronouncements

Effective July 1, 2003, the Company adopted Emerging Issues Task Force No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"). EITF 00-21 addresses how to allocate revenue in arrangements that include more than one product or service and governs how to identify whether goods or services, or both, that are to be delivered separately in a bundled sales arrangement should be accounted for separately. EITF 00-21 is applied prospectively to arrangements entered into in periods beginning after June 15, 2003. The adoption of this rule had no impact on the Company's financial position or results of operations.

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), to address the consolidation issues around certain types of entities, including special purpose entities. FIN 46 requires a variable interest entity to be consolidated if the Company's variable interest (i.e., investment in the entity) will absorb a majority of the entity's expected losses and/or residual returns if they occur. FIN 46 is applicable immediately to any variable interest entities formed after January 31, 2003 and must be applied by the end of 2003 to all other such entities. The Company's adoption of FIN 46 had no impact on the Company's financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company's adoption of this standard had no impact on the Company's financial position or results of operations.

4. Revenue Recognition

The majority of the Company's revenue through September 30, 2003 has been generated from enrollment fees for students enrolled in online courses. We also generate modest amounts of revenue from enrollment fees for students enrolled in online supplements for on-campus courses; services fees for the design, development, licensing and hosting of online digital campuses; and services fees for the design and development of online courses. Our other revenue is primarily from professional consulting and training services.

The Company's services are generally sold at fixed prices as set forth in customer contracts. The Company charges its customers student fees for each online course enrollment hosted by the Company as of agreed upon enrollment census dates. The Company also sells student fee licenses which allow for up to a specified number of student enrollments in online supplements for on-campus courses over a specified period of time, usually one year. Customers are typically charged for annual license, hosting and maintenance fees as well as initial design and development services fees for an online campus. Design and development services fees to build online courses are also specified in contracts. Other services, including faculty training and support, instructional design and technical consulting services and online evaluation services, may also be purchased at prices set forth in customer contracts.

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

Major Customers

Sales to two customers each represented approximately 11% of the Company's revenue for the three months ended September 30, 2003. One of those customers represented approximately 11% of the Company's revenue for the nine months ended September 30, 2003. The loss of either of these customers without the addition of comparable new customers could have an impact on the Company's ability to sustain its revenue growth. No one customer accounted for more than 10% of the Company's accounts receivable balance as of September 30, 2003. No one customer represented more than 10% of the Company's revenue for the three or nine month period ended September 30, 2002.

5. Stock-Based Compensation

The Company accounts for its employee stock option plans and other employee stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. The Company also accounts for stock-based compensation granted to non-employee members of the Company's board of directors for services provided as a director in accordance with the provisions of APB Opinion No. 25. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," and related interpretations.

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

The Company has elected to continue to account for its employee stock-based compensation awards in accordance with the provisions of APB Opinion No. 25. The Company recorded $40,380 and $64,997 of stock-based compensation expense during the three and nine months ended September 30, 2003, respectively, related to the vesting of previously granted options with an exercise price less than the fair market value on the date of grant as well as restricted share rights granted. The Company recorded $12,326 and $140,630 of stock-based compensation expense during the three and nine months ended September 30, 2002, respectively.

The Company granted 2,000 and 51,200 options to employees at an exercise price equal to the closing price of the Company's common stock on the day the options were granted during the three and nine months ended September 30, 2003, respectively. The Company did not grant any options with an exercise price less than the fair market value on the date of grant during the nine months ended September 30, 2003. The 51,200 employee options granted thus far in 2003 had a total fair value of $127,088, based on the Black-Scholes option pricing model. However, as the Company accounted for these options in accordance with APB Opinion No. 25, no compensation expense was recorded.

In addition to the options granted to employees, pursuant to the Company's 1999 stock incentive plan, during the nine months ended September 30, 2003, the Company issued options for 20,304 shares of common stock to Board members for their Board Committee service. The Company also accounted for these options in accordance with APB Opinion No. 25, resulting in no compensation expense. The 20,304 options had a total fair value of $48,482, based on the Black-Scholes option pricing model.

In the third quarter 2003, the Company began to grant restricted share rights instead of stock options. The restricted share rights offer employees the opportunity to earn shares of the Company's common stock over time, rather than options that give employees the right to purchase stock at a set price. During the three and nine month periods ended September 30, 2003, the Company awarded 53,398 restricted share rights to employees which vest over three years. The value of these restricted share rights was $643,703 based on the closing market price on the date of grant. The Company recognizes the issuance of the shares and the related compensation expense related to these stock-based compensation awards on a straight-line basis over the vesting period. The Company recorded $28,071 of stock-based compensation expense related to the restricted share rights awarded during three month period ended September 30, 2003.

In April 2003, FASB made the determination that adoption of a fair value-based method for accounting for stock-based compensation awards may be required at some time in the future. In its October 29, 2003 meeting, the FASB discussed the effective date and method of transition for public enterprises. Specifically, the FASB decided that the new standard proposed would be effective for all employee awards granted, modified, or settled after the beginning of the first fiscal year for fiscal years beginning after December 15, 2004. The method of transition required would be characterized as the modified prospective method. Under that method, an enterprise would recognize equity-based employee compensation cost from the beginning of the fiscal year in which the recognition provisions are first applied as if the fair value-based accounting method in the new standard proposed had been used to account for all employee awards granted, modified, or settled in fiscal years beginning after December 15, 1994. No alternative transition methods would be permitted for public enterprises that previously adopted Statement 123 under SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure."

Based on the new decisions of the FASB, the Company is currently considering whether, when and how to adopt the provisions of SFAS No. 123 for all of its stock-based compensation plans, including its employee stock purchase plan. If the Company adopts SFAS No. 123 during the three months ending December 31, 2003, the Company would record additional stock-based compensation expense and therefore change its reported net income (loss) during the three and nine months ended September 30, 2003. Furthermore, the Company's quarterly results of operations for the first nine months of 2003 would be adjusted to reflect the additional expense associated with stock-based compensation awards. The Company's report on Form 10-K for 2003 would reflect this additional compensation expense as if the Company had adopted the fair-value based method on January 1, 2003.

If the Company had accounted for all of its stock-based compensation plans in accordance with SFAS No. 123 since inception of the Company, the Company's net income (loss) would have been reported as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002

Net income (loss), as reported	$778,386	$(896,067)	$728,284	$(4,279,360)
APB Opinion No. 25 expense recorded related to options	434	451	1,301	105,005
APB Opinion No. 25 expense recorded related to restricted share rights	39,946	11,875	63,696	35,625
Pro forma SFAS No. 123 expense related to options	(177,750)	(644,955)	(655,295)	(1,797,700)
Pro forma SFAS No. 123 expense related to restricted share rights	(39,946)	(11,875)	(63,697)	(35,625)
Pro forma SFAS No. 123 expense related to employee stock purchase plan	(32,281)	(24,190)	(71,448)	(92,655)

Net income (loss), pro forma	$568,789	$(1,564,761)	$2,841	$(6,064,710)

Net income (loss) per share, basic and diluted:
As reported	$0.04	$(0.05)	$0.04	$(0.26)
Pro forma	$0.03	$(0.10)	$0.00	$(0.37)

The Company has computed the fair values of all options granted during the three and nine month periods ended September 30, 2003 and 2002 using the Black-Scholes option pricing model and the following weighted average assumptions:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002
Risk-free interest rate	3.1%	3.0%	3.0%	3.3%
Expected dividend rate	0%	0%	0%	0%
Expected term	2.2 years	3.5 years	3.0 years	4.6 years
Expected volatility	79%	82%	85%	83%
Weighted average fair value	$6.65	$3.25	$2.48	$2.74

These pro forma disclosures should be read in conjunction with the pro forma fair value disclosures in the Company's Form 10-K for the year ended December 31, 2002.

6. Stockholders' Equity

In August 2003, the Company completed a private placement of 2,900,000 shares of common stock with a group of institutional investors for an aggregate purchase price of $30,450,000. The Company has incurred $1,733,238 for stock issuance costs related to this private placement, $84,417 of which was unpaid at September 30, 2003. The shares of common stock that were sold in the private placement have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The Company has agreed to register the shares for resale and has filed a registration statement on Form S-3 with the SEC. The registration statement on Form S-3 will be amended based upon the Datamark acquisition.

7. Acquisition of Datamark

On October 31, 2003, the Company, pursuant to a definitive purchase agreement dated September 15, 2003, acquired all of the capital stock of Datamark.  Datamark is an outsource provider of integrated enrollment marketing services to the proprietary post-secondary school market. Because the acquisition of Datamark was completed after the date of the accompanying financial statements, Datamark's financial information is not included in the Condensed Consolidated Financial Statements for the three month and the nine month periods ended September 30, 2003 and 2002.

The Company paid total consideration of approximately $73 million to the sellers, consisting of $58 million in cash, $12 million in subordinated notes payable to the sellers, and 150,000 shares of eCollege common stock (valued at $2.6 million based on the average closing price per share of eCollege's common stock for the two days prior and two days after the signing of the definitive purchase agreement on September 15, 2003). The $58 million in cash consideration was funded by cash on hand, proceeds from a $3 million term loan, and proceeds from a $20 million subordinated term note. The total purchase price to be allocated to the acquired assets and assumed liabilities will also include approximately $500,000 related to the discount on 75,000 shares of the Company's common stock sold to Datamark's management in conjunction with the acquisition. The Company expects to incur approximately $1.5 million in professional fees directly related to the acquisition, which will also be included in the total purchase price. The Company also expects to incur some additional costs in the months following the acquisition, such as integration costs, which will be expensed as appropriate.

An appraisal firm is currently completing a valuation of Datamark's assets and liabilities, which will be used by management of the Company as the basis for recording the assets acquired and liabilities assumed in the acquisition. The Company expects to record a significant portion of the approximate $75 million purchase price as goodwill or intangible assets. Currently, the amount of goodwill expected to be deductible for tax purposes, if any, has not been determined. For purposes of future segment reporting and assessment of goodwill impairment, the Company plans to report Datamark as a separate operating segment.

In addition, the Company expects to record a portion of the purchase price as identifiable intangible assets subject to amortization, primarily related to non-compete agreements and current Datamark customer relationships.  The Company does not know over what period the identifiable intangible assets, if any, will be subject to amortization at this time.

8. Debt

Revolving Line of Credit

The Company had a $3,750,000 revolving line of credit that was due to mature on April 10, 2004. The revolving line of credit contained certain financial convenants, which the Company was in compliance with as of September 30, 2003. The revolving line of credit was secured by all of the Company's assets. The interest rate on the revolving line of credit was adjustable and was equal to the bank's prime rate, which was 4.00% as of September 30, 2003, plus 1.25%. In December 2002, the Company drew $2,938,000 from its revolving line of credit. The entire $2,938,000 draw was subsequently repaid in January 2003. The Company drew a total of $6,115,000 from its revolving line of credit at different points throughout the nine months ended September 30, 2003, all of which was repaid as of September 30, 2003.

Term Loan and Capital Lease Obligations

In May 2003, the Company refinanced two sale-leaseback arrangements into one term loan with the bank. The term loan had a 36-month term and an adjustable interest rate of prime plus 2.75%, but would not be less than 7.00% nor more than 9.00%. The term loan was to be repaid in 36 equal monthly installments.

The Company also entered into a $1,000,000 equipment lease facility with a bank that was treated as a capital lease for accounting purposes. The Company had the ability to draw upon the capital lease until May 2004. Any draws the Company made under the capital lease accrued interest, which was payable monthly until April 30, 2004. Beginning in May 2004, any capital lease draws outstanding were to be payable in 36 equal monthly installments of principal, plus interest. The interest rate on the capital lease was an adjustable rate of prime plus 2.75%, but would not be less than 7.00% nor more than 9.25%. As of September 30, 2003, the Company had leased $649,046 of equipment in connection with the capital lease.

The following is a summary of the Company's long-term debt and capital lease obligations as of September 30, 2003 and December 31, 2002:

	September 30, 2003	December 31, 2002
Term Loan, due in monthly installments, from $36,561 to $42,959, through May 2006; secured by all of the Company's assets	$1,169,948	$-
Capital lease obligations	649,046	1,842,238

Total	1,818,994	1,842,238
Less current portion	(528,876)	(1,135,977)

Long-term portion	$1,290,118	$706,261

The following is a schedule by year of future minimum capital lease payments and other long-term debt payments, together with the present value of the net minimum lease payments, as of September 30, 2003:

	Capital Lease Obligations	Term Loan	Total
Period ending December 31,
2003	$11,484	$109,683	$121,167
2004	187,429	438,730	626,159
2005	245,130	438,730	683,860
2006	229,775	182,805	412,580
2007	73,182	-	73,182

Total debt payments	747,000	1,169,948	1,916,948
Less: Amount representing interest	(97,954)	-	(97,954)

Present value of future minimum lease payments and principle of long-term debt	649,046	1,169,948	1,818,994
Less: current portion of debt	(90,146)	(438,730)	(528,876)

Long-term debt obligations	$558,900	$731,218	$1,290,118

In October 2003, the Company entered into an agreement with the same bank it had a revolving line of credit with previously to obtain a new $10,000,000 revolving line of credit, (the "Revolver") that will mature on October 31, 2005, and which replaced the previous revolving line of credit. The interest rate on the Revolver is equal to the bank's prime rate plus 1.25%, but at no time will be less than 5.25%. The Revolver is secured by all of the Company's assets. The Company also obtained a new $3,000,000 term loan ("Term Loan") with the bank in October 2003. The Term Loan refinanced the existing term loan and the outstanding debt on the equipment lease facility. This arrangement terminates the prior term loan and equipment lease facility. The Term Loan has a 36 month term and an interest rate of 7% per annum. The Term Loan will be paid in 36 equal installments and is secured by all of the Company's assets. The Company also incurred approximately $56,000 in debt issuance costs in connection with the Term Loan. These debt issuance costs will be deferred and amortized as interest expense over the three year term of the loan.

In October 2003, the Company financed the purchase of Datamark partially with $20.0 million in senior subordinated secured notes ("Senior Subordinated Notes") issued to a lender and subordinated seller notes ("Seller Notes") totaling $12.0 million. The Senior Subordinated Notes have principal payments due in $5.0 million quarterly increments beginning on December 31, 2007, with interest payments due quarterly beginning on December 31, 2003, at a rate of 12.5% per annum. The Senior Subordinated Notes are secured by all of the Company's assets. The Seller Notes, with interest and principal due in 2008, are comprised of a series of notes issued to the selling stockholders, aggregating to $7.0 million, with an interest rate of 10% per annum, simple interest, and another series of notes issued to the selling stockholders, aggregating to $5.0 million, with an interest rate of 10%, interest compounded annually.

In connection with the Senior Subordinated Notes, the Company issued warrants to the lender to purchase 200,000 shares of common stock at any time prior to October 31, 2008. The warrants have an exercise price of $13.00 per share, however, if at the time of exercise of all or any portion of the warrants the fair market value of the Company's common stock is less than $13.00 per share for the 30 trading days immediately preceding the date of such exercise, then the exercise price shall be automatically adjusted such that the exercise price will be equal to $10.00 per share with respect to such exercise. The value of the warrants at the date of issuance will be recorded as a deferred financing cost and will be amortized as non-cash interest expense over the five year term of the Senior Subordinated Notes. The Company also incurred approximately $970,000 in debt issuance costs in connection with the Senior Subordinated Notes. The debt issuance costs will also be deferred and amortized as interest expense over the five year term of the Senior Subordinated Notes.

The following is a schedule by year of future principle debt payments, as of October 31, 2003:

	Term Loan	Senior Subordinated Notes	Seller Notes	Total
Period ending December 31,
2003	$83,333	$-	$-	$83,333
2004	1,000,000	-	-	1,000,000
2005	1,000,000	-	-	1,000,000
2006	916,667	-	-	916,667
2007	-	5,000,000	-	5,000,000
2008	-	15,000,000	12,000,000	27,000,000

Principle of debt obligations	3,000,000	20,000,000	12,000,000	35,000,000
Less: current portion of debt	(916,667)	-	-	(916,667)

Long-term debt obligations	$2,083,333	$20,000,000	$12,000,000	$34,083,333

9. Related Party Transactions

During the three and nine months ended September 30, 2003, the Company made payments totaling $5,075 and $22,359, respectively, to a vendor for online course development services. The Company's Chief Technology Officer is a board member of, and holds a minority ownership interest in, the vendor. The Company believes that payments for such services were negotiated on an arms-length basis in the ordinary course of business.

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

Overview

eCollege has historically been a leading provider of outsource eLearning solutions for post-secondary online degree programs. With the acquisition of Datamark as of October 31, 2003, we have expanded to become a leading outsource provider of value added information services to the post-secondary market.

We focus our growth on information based products and services. In particular, those services which focus on the lifeblood of our customers: their students. The student life cycle starts with lead generation and continues through enrollment, student services, retention, instruction, and ultimately through job placement and continuing education. The Datamark acquisition marks a transformation for eCollege from being solely a leading outsource eLearning information service provider to being a supplier of a broad array of value added information services aimed at the student life cycle.

eLearning Division Overview

We provide outsourced technology and services that enable colleges, universities, and K-12 schools to offer an online environment for distance, on-campus and hybrid learning. Our technology enables our customers to reach a large number of students who wish to take courses at convenient times and locations via the Internet. Our customers can also use our technology to supplement their on-campus courses with an online learning environment. Additionally, we offer services to assist in the development of online programs, including online course and campus design, development, management and hosting, as well as ongoing administration, faculty, and student support, training, evaluation and consulting services. Our primary source of revenue is through student technology service fees we charge to our customers for each enrollment in their online courses delivered on our course management platform.

We were founded and began delivering our products and services in 1996. As of September 30, 2003, we had 284 customers under contract. Since our inception, our customers have had approximately 1,097,000 student enrollments in online courses or course supplements. In total, our customers have developed approximately 25,000 unique online courses and course supplements on our platform.

Enrollment Growth Services Division Overview

We believe Datamark, a wholly owned subsidiary of eCollege as of October 31, 2003, is the market leader in outsourced enrollment growth services for the proprietary post-secondary market. Datamark provides full-service research and direct-marketing for colleges and proprietary schools, offering comprehensive marketing solutions that include direct mail, online, television, and software solutions. These solutions are used by higher education institutions to increase student enrollment leads, conversion rates, and retention rates, and therefore the institutions' corresponding revenue. Datamark's lead generation services, consisting primarily of targeted direct-response marketing using mail and Internet-based solutions as well as newsprint and television media, generates most of the division's revenue. eCollege's customers have indicated a desire for eCollege to provide student acquisition and retention services and the addition of Datamark enables eCollege to provide these services.

Datamark was incorporated by a group of private investors led by a private equity firm and Datamark's current management team in June 2000. Upon incorporation, Datamark acquired certain assets and assumed certain liabilities of DataMark Systems, a division of FOCUS Direct, Inc. ("FOCUS"). FOCUS, a national direct mail company, had acquired DataMark Systems in 1998. DataMark Systems was originally founded in 1987. eCollege acquired all of the capital stock of Datamark on October 31, 2003. Datamark is headquartered in Salt Lake City and the vast majority of its customers are proprietary post-secondary institutions.

Objectives and Strategy

Our objectives are to continue to expand our presence within our target market of colleges, universities and K-12 schools in the United States and Canada by being a supplier of a broad array of value added information services aimed at the student life cycle.

We have been very focused on achieving profitability with the cash proceeds we generated from our initial public offering in December 1999. We achieved that goal on a cash basis late last year and on a net income basis earlier this year by pursuing a niche strategy, focused on being an outsource provider of the technology and services that educational institutions need to fuel the growth of large, online, distance degree programs. Many of those institutions are in the for-profit post-secondary market or among more entrepreneurially inclined not-for-profit schools.

In January of this year, we began looking to accelerate our growth and mitigate the risk associated with a niche strategy. We designed a strategy based upon the following premise: we participate in one of the most attractive segments of the United States economy, the high growth proprietary and continuing education sectors of the post-secondary market. Therefore, we wanted to look for new products and services that can enhance our position within these sectors.

Strategically, the Datamark acquisition broadens our market position in the rapid growth for-profit post-secondary education market that we already serve. It also increases the service offerings we have along the student life cycle. With the new offerings from Datamark, such as enrollment marketing, admissions training, and retention marketing for online programs, as well as the potential for new integrated products between our enrollment growth services and eLearning divisions in the future, we can strengthen our relationships with our customers in that sector.

The primary operating benefits of the Datamark acquisition will be cross selling to each other's customer base and offering new products and services to the post-secondary education market. Selling enrollment marketing services to our combined cutomer base should also increase Datamark's revenue and increase the growth of eCollege's eLearning student technology service fees.

In the past, we have analyzed numerous potential acquisitions and will continue to do so in the future, as we look to to expand our value added information service offering for the post-secondary education market.

Financial Summary and Guidance

For both the three and nine month periods ended September 30, 2003, we achieved positive net income. Due to the acquisition of Datamark on October 31, 2003 and some of the uncertainties primarily related to the amount of identifiable intangible assets, we are unable to provide detailed guidance on a consolidated eCollege basis at this time. However, we can provide some of our expectations for each of our operating divisions on a stand-alone basis below.

These estimates are subject to numerous risks and uncertainties (see the discussion of Risk Factors beginning on page 26).

eLearning Division Financial Summary and Guidance

In the long-term, future increases in our cost of revenue to support our eLearning division should be significantly less than the expected increases in our eLearning division's revenue, as our student fee revenue increases and we utilize existing capacity in our data centers. However, in the fourth quarter of 2003 we expect to see gross profits remain relatively consistent with those realized during the three months ended Septemeber 30, 2003. We also expect our operating expenses to increase slightly during the fourth quarter of 2003 compared to the levels incurred during the third quarter ended September 30, 2003, as we increase sales and marketing activities, make investments in development activities and incur some additional costs associated with other corporate initiatives such as the integration of Datamark.

We expect revenue to increase during the three months ending December 31, 2003 and range from $7.6 to $7.8 million. We also expect our total expenses to range from $7.0 to $7.3 million, excluding any one-time charges related specifically to the Datamark acquisition. Excluding such charges, we expect the eLearning division to contribute positive net income of approximately $500 to $800 thousand during this period, although there can be no guarantee thereof.

Enrollment Growth Services Division Financial Summary and Guidance

We will only include Datamark's operating results subsequent to October 31, 2003 in our consolidated financial statements for the three and twelve month periods ending December 31, 2003. Therefore, it is important to note that although we would expect Datamark to generate revenue of $11.0 million to $12.0 million with operating income of $1.9 million to $2.2 million for the entire fourth quarter of 2003, the actual results included in our financial statements will be significantly less since we will only include two months of Datamark's operating results.

Key Trends for eLearning Division

Since the majority of our eLearning division's revenue is earned by charging a per-enrollment student technology service fee to our customers with fully online distance education programs, one key metric that we use to measure our success is the number of students our customers have enrolled in online courses and course supplements delivered on our course management system. The number of student enrollments in fully online courses beginning in the 2003 summer academic term increased 35% compared to the summer academic term in 2002. We expect our 2003 fall enrollments in fully online courses to be 44% greater than 2002's fall academic term. The spring, summer and fall academic terms contribute approximately 12%, 59% and 29% of our third quarter student fee revenue. Our customers benefit from volume discounts on their student technology service fees based on the success of their distance programs. In addition, they also often guarantee a minimum amount of student technology service fees for each year they are under contract with us for which they receive further discounts on our services. Therefore, we expect that increases in our student fee revenue will not be directly proportional to the anticipated increases in our customers' online student enrollments in the future.

In order to enhance our current customer relationships and further penetrate the distance education market, we feel it is important to develop a greater presence in the lower-margin, on-campus market for key customers. On-campus usage is important to us because we want our customers' on-campus faculty and students to be comfortable with our platform so that they will be more likely to teach, or take, fully online courses and thereby drive more enrollment fees for us. For that reason, we offer a pricing scenario that is designed to make our product and service offerings more attractive for both on-campus and distance education programs. We offer our online supplement for on-campus courses at significantly reduced prices for customers who demonstrate a commitment to building or maintaining a large distance education program. As evidenced by the growth in our enrollments in on-campus course supplements from 2002 to 2003, a number of our large customers have implemented our system on an enterprise-wide basis as opposed to solely in their online distance programs. However, due to our pricing strategy, our revenue from our online course supplement product has remained relatively flat compared to last year.

Our customers offer traditional, as well as quarterly, bi-monthly and monthly course terms to their students, therefore we typically host more courses during the spring academic term than in the summer or fall terms. As a result, consecutive academic term enrollment results are not directly comparable. The following table presents the number of student enrollments our customers had, or are expected to have, start in online courses and our lower priced course supplements during the 2003 and 2002 spring, summer and fall academic terms. Note that the figures shown for the fall 2003 academic term, which lasts from August 16, 2003 until December 31, 2003, are estimates as of November 10, 2003.

	Distance Course Enrollments		On-Campus Course Supplement Enrollments		Total Student Enrollments
	2003	2002	2003	2002	2003	2002
ACADEMIC TERM:
Spring (January 1 - May 15)	140,821	89,660	96,623	38,463	237,444	128,123
Summer (May 16 - August 15)	70,498	52,305	32,143	16,637	102,641	68,942
Fall (August 16 - December 31)	115,000	80,122	170,000	77,298	285,000	157,420

Total student enrollments	326,319	222,087	298,766	132,398	625,085	354,485

Student fees have become the majority of our total eLearning revenue as the number of online courses offered by our customers and the number of students enrolled in those courses delivered on our course management platform continues to increase while the revenue generated by our online campus and course development services has declined. We expect this trend in our revenue mix to continue. Our course development fees have declined as our customers have continued to use our proprietary tools to develop more courses on our course management system without our assistance. This trend has been exacerbated somewhat by another strategic initiative of ours, which is to offer free course conversion to large distance programs that want to move from competitor platforms to ours. While this has negatively impacted our course development revenue, we believe it has positively impacted the higher-margin student fee revenue due to the resulting availability of more online courses on the eCollege System. As our pricing and product mix change, and as our customers' online programs grow and mature, we anticipate that student enrollments will increase, resulting in increased student fee revenue. However, due to volume discounts that we offer and competitive pricing in our industry, we expect that these increases in student fee revenue will not be directly proportional to the anticipated increases in student enrollments.

The reliability of an institution's online learning environment and support services can affect its faculty and student satisfaction, and thus, its student completion, retention and graduation rates. Therefore, a key component of driving high course completion and program retention rates for our customers and enrollment fee revenue for ourselves is system availability. In the three months ended September 30, 2003, the Internet suffered many virus attacks, which resulted in large amount of downtime for many service providers. During this period, we achieved 99.96% internal system availability for our customers. Our technology infrastructure provides our customers with an outsource solution that offers reliability, scalability, accessibility, security and performance designed to provide program stability and growth.

Products and Services

eLearning Division

eCollege's products and services are focused on two stages of the student life cycle: (i) student services and retention as well as (ii) teaching and learning. The eCollege SystemSM provides our customers with a comprehensive outsource eLearning solution, which creates and supports the operational and academic needs of our customers' online distance programs. Our offerings include: eCollege Teaching SolutionsSM, eCollege Program Administrative SolutionsSM, and our Technology Infrastructure.

Teaching Solutions support the development and efficient management of quality online courses and the training of online instructors. Teaching Solutions include our eCourseSM product, an online version of a traditional classroom course delivered to students who might not otherwise have access to the course, and our eCompanionSM product, an online teaching supplement designed to enhance classroom-based courses. We also provide assistance to students, faculty and administrators 24 hours a day, 365 days a year via our help desk. We offer course development services and instructional design consulting to help faculty provide quality courses and programs through training and instruction. We also partner with leading textbook and new media publishers to provide educators and students with academically focused content resources that are accessible through the eCollege System.

Program Administrative Solutions provide support in the form of products and services on a program-wide level to help streamline and simplify most aspects of operating an institution's online program. Gateway CampusSM, our base product of the eCollege Portal System, provides an institution a branded, secure online access point for general campus services, including course access and messaging. We also can provide additional packages such as Online Registration and Course Catalog to enhance the institution's online digital campus. Our CampusPortalSM product offers more robust features, including a number of packages that provide enhanced community, academic and administrative functions similar to a physical college campus. Every customer receives assistance with term and course administration, user management and online program communications. We also offer our customers a wide range of standard and custom reports, including activity usage and enrollment reports, to help customers manage their online programs. Our technical consulting team can help integrate our customers' online programs with their student information systems and other enterprise-wide applications through our open platform initiative. Program Administrative Solutions also includes our Evaluation Solutions, which are comprehensive Internet-based products that automate the entire course and instructor evaluation process, as well as provide a venue to manage campus surveys.

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

Enrollment Growth Services Division

Datamark's products and services are focused on three stages of the student life cycle: (i) lead generation, (ii) lead conversion, and (iii) student retention.

Datamark's lead generation products consist of direct mail, media placement, and Internet marketing solutions. Datamark provides sophisticated lead response tracking and utilizes that tracking to optimize the media mix for customers on an immediate basis. Datamark provides lead conversion systems and training to enhance the performance of schools admissions staff, as well as post lead communication campaigns to increase the number of leads that actually convert into enrollments. Datamark's retention marketing products and services include a suite of tools for identifying at risk students, communication plans to help those students stay in school and monitoring and response plans to keep track of students as they progress through the program. Historically, Datamark's customers have purchased their marketing services to primarily drive on-campus enrollments.

All three of these product lines are supported by an infrastructure using specialized database technology and research methods. Datamark can provide research capabilities to customers before a campaign or even when a customer is looking for a new school location. We believe these distinctive techniques set Datamark apart from its competition.

All of these product and service offerings are consistent with eCollege's strategy to support the student life cycle. They drive quality leads, higher conversion rates and higher retention rates, and therefore higher return on investment for our customers.

Future Direction of Products and Services

We believe there are significant new product opportunities as a result of the Datamark acquisition. Most enrollment marketing today is still aimed at selling on-campus programs. We believe we can create new marketing products aimed specifically at selling online programs. We also believe that we can integrate the Datamark retention offering into the eCollege System and introduce a new product line aimed at driving retention for online programs. In the longer term, we believe we can create a new total program management solution where we can partner with schools to develop the strategic plan for a new online program, perform the marketing research to support that plan, develop the courses, train the faculty and administrators and market to the enrolled students all the way through to graduation. In return, we would expect to garner a far higher percentage of the revenue for the program than we currently receive from our customers in enrollment fees.

Critical Accounting Policies

Revenue recognition, accounting for software development costs, stock-based compensation, and income taxes are all critical accounting policies for our Company. In addition, due to the acquisition of Datamark, accounting for intangible assets will be a new critical accounting policy. These policies have been discussed with, and are periodically evaluated by, our audit committee and independent auditors and are consistent with the policies in effect during 2002. Each of the policies is discussed in detail in the following section of "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as in the Notes to Unaudited Condensed Consolidated Financial Statements.

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

All other eLearning revenue is recognized as the services are performed (e.g., consulting, faculty training, evaluation solutions, etc.).

Software Development Costs

As an application service provider, we incur costs for the development of internal-use software. The determination of the point at which capitalization of qualifying costs properly commences is subject to a high degree of management judgement. In general, we have expensed costs for the development of internal-use software as incurred due to the fact that the costs qualifying for capitalization have been insignificant and the related lives are short. However, on April 1, 2000, we began to capitalize software development costs related to our CampusPortal product. The technology developed for this product serves as the infrastructure to our campus and course management systems, thereby supporting our student fee line of business. In April 2001, we began amortizing the $3,763,507 of capitalized costs related to development of this product over a useful life of three years. The amortization of capitalized software development costs is included in cost of revenue in the accompanying condensed consolidated statements of operations. We did not capitalize any additional software development costs during 2002 or in the nine months ended September 30, 2003. Through September 30, 2003, we had recorded $3,136,256 of accumulated amortization, and therefore have $627,251 of capitalized software development costs remaining to be amortized. We anticipate that the remaining capitalized software development costs will be fully amortized as of March 31, 2004. We expect a decrease in amortization expense within cost of revenue of approximately $314,000 per quarter, beginning in April 2004, assuming no additional software development costs are capitalized between now and then. However, this savings may be offset by increases in other cost of revenue or product development expenses.

Stock-Based Compensation

Current generally accepted accounting principles provide two methods for accounting for employee stock option plans and other employee stock-based compensation arrangements. Companies may recognize stock-based compensation expense under the intrinsic value-based method prescribed by APB Opinion No. 25 or under a fair value-based method prescribed by SFAS No. 123 and related interpretations. We account for our employee stock option plans and other employee stock-based compensation arrangements in accordance with the provisions of APB Opinion No. 25. We account for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123. As required by SFAS No. 123, we present pro forma disclosures of our net income (loss) using the fair-valued based accounting model, as shown in the Notes to Unaudited Condensed Consolidated Financial Statements.

Under APB Opinion No. 25, we generally do not record any stock-based compensation expense for options granted to employees or members of our Board of Directors, provided the options have an exercise price equal to or above the market price of our common stock and the ultimate number of shares to be issued upon exercise is known on the day the option is granted. Under SFAS No. 123, we would determine the fair value of the options granted on the date of grant using the Black-Scholes option pricing model, and would recognize the value as stock-based compensation expense over the period the options vest. In April 2003, the FASB determined that adoption of a fair value-based method for accounting for stock-based compensation awards may be required at some time in the future. In its October 29, 2003 meeting, the FASB discussed the effective date and method of transition for public enterprises. Specifically, the FASB decided that the proposed Statement would be effective for all employee awards granted, modified, or settled after the beginning of the first fiscal year for fiscal years beginning after December 15, 2004. The method of transition required would be characterized as the modified prospective method. Under that method, an enterprise would recognize equity-based employee compensation cost from the beginning of the fiscal year in which the recognition provisions are first applied as if the fair value-based accounting method in the proposed Statement had been used to account for all employee awards granted, modified, or settled in fiscal years beginning after December 15, 1994. No alternative transition methods would be permitted for public enterprises that previously adopted Statement 123 under SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." This anticipated change in generally accepted accounting principles for stock-based compensation arrangements may have a material impact on our financial statements.

Based on the new decisions of the FASB, we are currently considering whether, when and how to adopt the provisions of SFAS No. 123 for all of our stock-based compensation plans. If we adopt SFAS No. 123 during 2003, we would record additional stock-based compensation expense during the three and nine months ended September 30, 2003. Furthermore, our quarterly results of operations for the first nine months 2003 would be adjusted to reflect the additional expense associated with stock-based compensation awards. Our report on Form 10-K for 2003 would reflect this additional compensation expense as if we had adopted the fair-value based method on January 1, 2003.

In the third quarter 2003, we implemented changes in our employee compensation designed to help us continue to attract and retain the best employees, and to better align employee interests with those of our shareholders. Employees will be granted restricted share rights instead of stock options which will offer employees the opportunity to earn actual shares of our common stock over time, rather than the right to purchase stock at a set price. For the three months ended September 30, 2003, we awarded 53,398 restricted share rights to employees, which vest over a three year period. The value of these restricted share rights was $643,703 based on the closing market price on the date of grant. We recognize the issuance of the shares and the compensation expense related to these stock-based compensation awards on a straight-line basis over the vesting period. The Company recorded $28,071 of stock-based compensation expense related to the restricted share rights awarded during three month period ended September 30, 2003. Based upon restricted share rights grants thus far in the fourth quarter, we expect our total stock-based compensation expense related to these types of awards to be approximately $300,000 for the three months ending December 31, 2003.

Income Taxes

Income taxes consist of federal, state and local taxes. Accounting for income taxes and any related valuation allowance requires the application of significant judgement and estimates. We have incurred significant losses since our inception through December 31, 2002 resulting in approximately $65 million of net operating loss carryforwards, which expire in varying amounts beginning in 2011. We expect to have taxable income in the future, and therefore we expect to utilize our net operating loss carryforwards to offset such taxable income at some point. However, utilization of such prospective net operating loss carryforwards may be subject to certain limitations, such as limitations resulting from significant changes in ownership. In addition, income taxes may be payable during this time, due to operating income in certain tax jurisdictions which cannot be offset by operating loss carryforwards. If we have taxable income and the net operating loss carryforwards are not available, because they have been limited by tax law, been exhausted or have expired, we may experience significant tax expense. In July 2003, an independent tax services firm conducted an analysis of the availability of our net operating loss carryforwards and determined that of the $65 million, approximately $58 million will be available to offset taxable income in 2003 due to an estimated Section 382 annual limitation resulting from an ownership change in 1999. Barring any change in facts and circumstances, our net operating loss carryforward will be limited by approximately $5 million in 2004 and $2 million in 2005.

We have not recorded any provision or benefit for federal and state income taxes during the three and nine months ended September 30, 2003 as we believe any tax liability incurred during these periods would be offset by the benefit of our net operating loss carryforwards, and because, as discussed below, we have not yet determined that the realization of the deferred tax asset will be achieved, on a more likely than not basis.

We have established a $27 million valuation allowance against the entire amount of our net deferred tax asset as of September 30, 2003 and December 31, 2002, because we have not been able to conclude that it is more likely than not that we will be able to realize the deferred tax asset, due primarily to our history of operating losses. In future periods, we will continue to assess our deferred tax assets for realizability. Should we conclude that these deferred tax assets are entirely or partially realizable, the valuation allowance will be reversed to the extent of such estimated realizability. The reversal of the valuation allowance, if any, would be recognized as deferred income tax benefit in our consolidated statement of operations, with a corresponding deferred tax asset on our consolidated balance sheet and would increase our net income per share in the period of reversal.

Intangible Assets

The Datamark acquisition will result in approximately $70 to $72 million of intangible value resulting from the difference between the total consideration paid and the fair value of the tangible net assets of Datamark acquired. We will need to allocate this intangible value between identifiable and non-identifiable intangible assets, including goodwill, and will not have a final purchase price allocation until we complete an appraisal of the assets and liabilities acquired. We have engaged a valuation firm to help management complete this analysis and would expect to finalize the valuation during the fourth quarter of 2003. This valuation will determine the amount of goodwill and identifiable intangible assets subject to future amortization, which would increase our future non-cash expenses. Intangible assets resulting from acquisitions require significant judgment in terms of establishing their fair value, determining appropriate amortization periods, and assessing such intangibles for impairment in the future. It is possible that our review of such intangible assets in the future could result in the determination that they are impaired and the amount of such impairment could be significant.

Significant Components of Statements of Operations For The Periods Ended September 30, 2003 and 2002

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

The majority of our revenue is earned by charging a per-enrollment student technology service fee to our customers for access to their eCourses, which includes our 24 X 7 help desk support. We also offer a pricing model for our eCompanion product under which we charge an annual license fee. For our Program Administrative Solutions, we generally charge: 1) a one time set-up and design fee to implement an online campus, and 2) an annual license, hosting and maintenance fee for access to our software. We sell our course development services on a standard hourly rate basis as well as on a per-course basis. Our other professional consulting services are sold based on standard hourly rates.

The success of our business model is based upon a number of factors which include: increasing online learning among colleges, universities, and K-12 schools; adding new customers; adding new programs and developing additional courses for our existing customers; and selling new products and services to our customers. One customer accounted for approximately 11% of our total revenue, and our top 30 customers accounted for 69% of our total revenue, during the nine months ended September 30, 2003. The loss of one or more of these customers without the addition of comparable new customers could have an impact on our ability to sustain our revenue growth. One of our largest customers has notified us that it does not intend to renew its guaranteed minimum contract with us when it expires in April 2004. This customer generated approximately 8% and 9% of our revenue during the nine months ended September 30, 2003 and 2002, respectively. However, we believe that the potential loss of this customer will not have a material adverse impact on our results of operations or future revenue growth. We believe that we will be able to continue to grow our revenue in 2003 and 2004 based on the addition of new customers and the expected growth from our other existing customers.

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

Product Development

Product development includes costs of maintaining, developing and improving our products and services as well as our technology platform. These costs consist primarily of employee compensation and benefits, consulting fees, occupancy and depreciation expenses. Product development costs in the future may be reduced by any software development costs which are capitalized in accordance with relevant accounting standards. We did not capitalize any such costs in 2002 or during the nine months ended September 30, 2003.

Selling and Marketing

The principal components of our selling and marketing expenses are employee compensation and benefits, advertising, industry conferences, and travel. Other significant components include marketing events, sales collateral, consulting fees, occupancy and depreciation expenses.

General and Administrative

Our general and administrative groups include the finance, legal, human resources, corporate facilities, internal technical network administration and support, management information systems, and executive departments. Employee compensation and benefits represent the most significant component of general and administrative expense. Other components include occupancy, depreciation, insurance, communications, professional and consulting fees.

Seasonality

Because the majority of our eLearning revenue is derived from the number of students our customers have enrolled in online courses delivered on our course management system, our results of operations are impacted somewhat by the seasonality inherent in the traditional academic calendar, consisting of just one spring, summer and fall term. However, we continue to see our customers offer more non-traditional course terms, such as monthly and bi-monthly terms, which has mitigated the seasonality of our results. We expect this trend to continue in the future. Our operating expenses are relatively fixed in nature and seasonal fluctuations in revenue will result in seasonal fluctuations in our operating results. As a result, sequential quarter-to-quarter financial results are not directly comparable.

After the acquisition of Datamark, our operating results could further be impacted by the seasonality inherent in the traditional academic calendar, however, based upon Datamark's current customers who offer more non-traditional course terms, we would expect the seasonality of our results to be decreased.

Results Of Operations and Outlook of eLearning Division

We recorded positive net income for the first time since our inception during the nine months ended September 30, 2003. Our net income is primarily attributable to the growth in our student fee revenue and efficient use of our assets and resources. We believe that our revenue growth will continue throughout 2003, primarily based upon growth in student fees, as our current customers add more online students and we add new customers from our target market. Due to the scalability of our business model, we expect to be able to support the growth of our customers without a significant amount of incremental direct costs, resulting in improved gross margins. At the same time, we intend to continue to make investments in technology which may involve the development, acquisition or licensing of technologies that complement or augment our existing services and technologies. Our selling and marketing expense should increase slightly from the third quarter 2003 as part of our strategy. We also expect our general and administrative expenses to increase slightly during the remainder of 2003, as we invest in some strategic initiatives that will help us evaluate future growth opportunities and complete the integration of the Datamark acquisition. We expect to have positive net income in the three months ending December 31, 2003, and for the year ending December 31, 2003, although there can be no guarantee thereof.

The following table sets forth the percentage of revenue represented by certain items reflected in our condensed consolidated statements of operations for the periods presented:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002
	(Unaudited)		(Unaudited)
REVENUE:
Student fees	85%	75%	85%	76%
Campus and course	9%	18%	10%	17%
Other revenue	6%	7%	5%	7%

Total revenue	100%	100%	100%	100%

COST OF REVENUE	35%	43%	39%	49%

Gross profit	65%	57%	61%	51%

OPERATING EXPENSES:
Product development	18%	25%	19%	24%
Selling and marketing	17%	22%	18%	25%
General and administrative	20%	25%	21%	26%

Total operating expenses	55%	72%	58%	75%

INCOME (LOSS) FROM OPERATIONS	10%	(15%)	3%	(24%)
Other Income (Expense), net:	- %	- %	- %	- %

NET INCOME (LOSS )	10%	(15%)	3%	(24%)

Three Months Ended September 30, 2003 and 2002 for eLearning Division

Overview. Results for the three months ended September 30, 2003, compared to the three months ended September 30, 2002, demonstrated a 25% increase in revenue and a 2% reduction in total expenses. The increase in revenue was primarily driven by an increase in student enrollments in online courses. Expense reductions were achieved primarily through a more focused approach to new customer acquisitions as well as by better utilization of our personnel and fixed assets. The increase in revenue and reductions in expenses resulted in positive net income of $778,386 compared to a net loss of $896,067 for the same period in 2002. We expect that revenue will continue to grow faster than expenses, resulting in further improvements in our results of operations.

Revenue. Revenue increased 25% to $7,600,741 for the three months ended September 30, 2003, from $6,078,866 for the three months ended September 30, 2002. Student fees increased 41% to $6,455,536 for the three months ended September 30, 2003 compared to $4,579,339 for the three months ended September 30, 2002. The increase in revenue is primarily due to a 40% increase in the number of student enrollments in online eCourses beginning in the summer academic term, which runs from May 16 through August 15, and continuing through the fall academic term, which runs from August 16 through December 31, compared to the same academic terms in 2002. Campus and course fees represented $647,926 and $1,096,984 of total revenue, respectively, for these same periods. The 41% decrease is due to more customers self-developing their online courses within our system, rather than paying for our course development services. Other revenue includes professional consulting revenue which decreased slightly to $332,292 from $336,970, for these same periods. We anticipate that our positive trend in overall revenue growth will continue during the fourth quarter of 2003 and increase to a range of $7.6 to $7.8 million, primarily as a result of growth in our student fee revenue.

Cost of Revenue. Cost of revenue increased slightly to $2,658,179 for the three months ended September 30, 2003, from $2,601,211 for the three months ended September 30, 2002. Our cost of revenue increased primarily due to increased salaries and benefits and increased information technology system costs. Additionally, we recorded reductions in expense in 2002 due to changes in estimates related to our grant program during the three months ended September 30, 2002. We had no expense related to our grant program in the three months ended September 30, 2003. Our operations personnel decreased slightly to 89 as of September 2003 from 93 in September 2002, as we were able to meet our customers' course development services needs with less staff. Somewhat offsetting these increases in cost of revenue were decreased course conversion expenses, as we capitalized $71,292 direct and incremental course conversion costs paid to third parties in the current quarter, reduced rent expense and recorded less depreciation expense. Amortization of capitalized software development costs was $313,626 for the three months ended September 30, 2003 and September 30, 2002. We expect our cost of revenue to remain relatively flat in the fourth quarter of 2003 compared with the three months ended September 30, 2003.

Gross Profit. We realized gross profit of $4,942,562 for the three months ended September 30, 2003 as compared with gross profit of $3,477,655 for the three months ended September 30, 2002. The favorable increase of $1,464,907 in gross profit was primarily due to the increase in our student fees, which have a higher contribution margin than most of our other revenue sources, and the realization of operating leverage on the generally fixed nature of our data center expenses.

Product Development. Product development expenses decreased slightly to $1,389,332 for the three months ended September 30, 2003 from $1,534,407 for the three months ended September 30, 2002. As we continue to become more efficient in designing and developing the enhanced features for our course management system and other product offerings, our salary and associated benefits costs in the development group have decreased by $70,857, despite maintaining a consistent level of staffing of our product development personnel at 54 as of September 30, 2003 and 2002. Offsetting this decrease in product development costs were increases in travel expenses. We anticipate that our product development expenses will continue to run between $1.4 to $1.6 million during the three months ending December 31, 2003.

Selling and Marketing. Selling and marketing expenses decreased to $1,242,798 for the three months ended September 30, 2003 from $1,332,870 for the three months ended September 30, 2002. The decrease was primarily due to a decrease of $108,322 in conference, advertising and promotional expenses. Marketing costs associated with a grant program we offered to stimulate the growth of online distance learning programs decreased by $52,725, as the program has been nearly completed as of the beginning of 2003. Additional decreases in travel, rent, and depreciation of $82,893 were slightly offset by increases in employee related expenses and costs associated with marketing materials of $31,730. We continue to focus our marketing activities at key decision makers within our target market. As of September 30, 2003, we had 26 sales-related and 8 marketing-related employees, which was equivalent to the 26 sales-related and 8 marketing-related employees we had as of September 30, 2002. We anticipate that our selling and marketing expenses will increase slightly for the three months ending December 31, 2003, relative to the third quarter of 2003, as we make small increases in our sales staff, attend more industry conferences, and increase our general marketing activities.

General and Administrative. General and administrative expenses increased slightly to $1,538,477 for the three months ended September 30, 2003 from $1,486,038 for the three months ended September 30, 2002. We had increases to executive salary and related benefits as our chief executive officer's salary in 2003 is in the form of cash salary as opposed to strictly stock options, as was done in 2002 and for which we recorded no compensation expense in accordance with generally accepted accounting principles for such awards. Additional expenses of $173,487 were increases in training, legal and consulting expenses, franchise taxes, and travel expenses. Offsetting these increases were savings of $321,567 primarily due to decreased depreciation and costs associated with our move to our new headquarters in 2002. The number of general and administrative personnel as of September 30, 2003 was 34 as compared to 33 as of September 30, 2002. We anticipate our general and administrative expenses during the three months ending December 31, 2003 will increase slightly from the amount recorded in the third quarter of 2003 due to the Datamark acquisition.

Since inception, we have accounted for our stock-based compensation arrangements under APB Opinion No. 25 and have incurred aggregate deferred stock-based compensation of $4,452,702 in connection with the grant of options and restricted common stock to employees, officers, directors and former executives, the balance of which was $41,262 at September 30, 2003. Stock-based compensation is amortized over the vesting period of the related options or restricted share rights, which ranges from one to three years. During the three months ended September 30, 2003 and 2002, we recorded compensation expense of $40,380 and $12,326, respectively. Compensation expense related to such stock-based compensation awards is included in the respective expense classifications on the consolidated statements of operations based on the function of the recipients of the stock-based awards. Based upon restricted share rights grants as of September 30, 2003 and thus far in the fourth quarter, we expect our total stock-based compensation expense related to these types of awards to be approximately $300,000 for the three months ending December 31, 2003.

Other Income (Expense). Interest and other income, which consists of interest earnings on our cash and cash equivalents and short-term investments, decreased to $29,149 for the three months ended September 30, 2003, from $38,172 for the three months ended September 30, 2002. This decrease is primarily due to a decrease in cash invested in interest bearing securities. Interest expense, primarily related to our capital leases and borrowings on our revolving line of credit, was $22,718 and $58,579 for the three months ended September 30, 2003 and 2002, respectively.

Net Income (Loss). Our net income was $778,386, or $0.04 per basic and diluted share, and our net loss was $896,067, or $0.05 per basic and diluted share, for the three months ended September 30, 2003 and 2002, respectively. We expect to record positive net income of approximately $500,000 to $800,000 for the three months ending December 31, 2003, although there can be no guarantee thereof.

Nine Months Ended September 30, 2003 and 2002 for eLearning Division

Overview. Results for the nine months ended September 30, 2003, compared to the nine months ended September 30, 2002, demonstrated a 24% increase in revenue and a 4% reduction in total expense, with reductions in cost of goods sold and sales and marketing, and product development. The increase in revenue was primarily driven by an increase in student enrollments in online courses. Expense reductions were achieved primarily through a more focused approach to new customer acquisitions as well as by better utilization of our personnel and fixed assets. The increase in revenue and reductions in expenses resulted in net income of $728,284 compared to our net loss of $4,279,360 in the same period in 2002. We expect that revenue will continue to grow faster than expenses, resulting in further improvements in our results of operations.

Revenue. Revenue increased 24% to $21,623,296 for the nine months ended September 30, 2003 from $17,439,801 for the nine months ended September 30, 2002. Student fees increased 39% to $18,364,296 for the nine months ended September 30, 2003 compared to $13,216,238 for the nine months ended September 30, 2002. The increase in revenue is primarily due to a 47% increase in the number of student enrollments in online eCourses beginning in the spring academic term, which runs from January 1, 2003 through May 15, 2003, and continuing through the summer and fall academic terms, which runs from May 16 through August 15, and August 16 through December 31, respectively, compared to the same academic terms in 2002. Campus and course development fees represented $2,061,435 and $2,973,364 of total revenue, respectively, for these same periods. The 31% decrease is due to more customers self-developing their online courses within our system, rather than paying for our course development services. Other revenue includes professional consulting revenue of $791,891 and $878,024, respectively, for these same periods.

Cost of Revenue. Cost of revenue decreased slightly to $8,402,996 for the nine months ended September 30, 2003, from $8,583,152 for the nine months ended September 30, 2002. This decrease is primarily due to reduced expenses associated with our NIST research program, depreciation expense primarily related to our information technology departments, technical consulting costs, and rent expense. We also benefited from a restructuring of our sales commission plan to better align our incentive compensation with the growth trends of our customers. Offsetting these decreases in cost of revenue, in part, were increased salaries and benefits expenses in our professional services departments, as we devoted more resources to serving our customers, and increased system and communication costs. Additionally, we recorded reductions in expense in 2002 due to changes in estimates related to our grant program during the nine months ended September 30, 2002. We had no expense related to our grant program in 2003. Our average number of personnel in the operations and account management areas decreased to 92 in the nine months ended September 30, 2003 from 99 in the same period in 2002, as we were able to improve on our operating efficiencies of our course development, help desk and consulting services, while also concluding our NIST research program. Amortization expense related to our capitalized software costs was $940,877 for the nine months ended September 30, 2003 and September 30, 2002.

Gross Profit. We realized gross profit of $13,220,300 for the nine months ended September 30, 2003 as compared with gross profit of $8,856,649 for the nine months ended September 30, 2002. The favorable increase of $4,363,651 in gross profit was primarily due to the increase in our student fees, which have a higher contribution margin than most of our other revenue sources, and the realization of operating leverage on the generally fixed nature of our data center expenses.

Product Development. Product development expenses decreased slightly to $4,146,790 for the nine months ended September 30, 2003 from $4,275,933 for the nine months ended September 30, 2002. Our salary and related benefits have decreased by $159,035. This decrease is primarily related to $113,315 of severance expense incurred during the nine months ended September 30, 2002. Additional savings of $51,705 related to depreciation expense. Offsetting this savings are $77,294 in consulting costs, travel, software costs, and conference expense. Staffing levels of our product development personnel increased to an average of 54 in 2003 from 52 employees the same period a year ago.

Selling and Marketing. Selling and marketing expenses decreased to $3,808,733 for the nine months ended September 30, 2003 from $4,376,329 for the nine months ended September 30, 2002. The decrease was primarily due to a reduction of $310,847 in advertising, promotional and conference expenses. Additional savings were due to decreases of $129,839 in salaries and related benefits and $130,313 in depreciation expenses. Marketing costs associated with our grant program decreased by $64,456 as the program is substantially complete as of September 30, 2003. Offsetting these savings were increases in recruiting fees and costs associated with marketing materials of $90,826, as we continue to focus our marketing activities at key decision makers within our target market. During the first nine months of 2003, we had an average of 25 sales-related and 8 marketing-related employees, a slight decrease from the 27 sales-related and 9 marketing-related employees we had for the same period last year.

General and Administrative. General and administrative expenses increased slightly at $4,500,925 for the nine months ended September 30, 2003 compared to $4,440,216 for the nine months ended September 30, 2002. Decreases of $455,788 related to savings in recruiting fees, legal, travel and depreciation expenses. Additional savings of $262,795 were related to the relocation of our corporate offices in 2002. Offsetting these savings was an increase in executive salary and related benefits as our chief executive officer's salary in 2003 is in the form of cash as opposed to strictly stock options, as was done in 2002 and for which we recorded no compensation expense in accordance with generally accepted accounting principles for such awards. Additional increases in expenses were from consulting expenses, franchise taxes, and investment banking fees. Expense related to investment banking fees incurred prior to the identification of Datamark as a possible acquisition are not considered capitalizable, and therefore were expensed. We capitalized $617,643 of costs paid to third parties for activities related to the acquisition of Datamark in the nine months ended September 30, 2003. The average number of general and administrative personnel for the nine months ended September 30, 2003, was 33 as compared to 35 for the same period in 2002.

During the nine months ended September 30, 2003 and 2002, we recorded stock-based compensation expense, in accordance with APB Opinion No. 25, of $64,997 and $140,630, respectively. The classification of the compensation expense related to such stock-based compensation awards is based upon the function of the recipients of those awards.

Other Income (Expense). Interest and other income, which consists primarily of interest earnings on our cash and cash equivalents and short-term investments, decreased to $73,507 for the nine months ended September 30, 2003, from $145,394 for the nine months ended September 30, 2002. This decrease is primarily due to a decrease in cash invested in interest bearing securities. Interest and other expense, primarily related to our capital leases and borrowings on our revolving line of credit, was $109,075 and $188,920 for the nine months ended September 30, 2003 and 2002, respectively.

Net Income(Loss). Our net income increased to $728,284, or $0.04 per basic and diluted share, from a net loss of $4,279,360, or $0.26 basic and diluted per share, for the nine months ended September 30, 2003 and 2002, respectively.

Liquidity and Capital Resources

The Company's cash and cash equivalents increased by $29,457,315 from $13,633,181 at December 31, 2002, to $43,090,496 at September 30, 2003. The increase from December 31, 2002 was primarily due to cash provided by financing activities of $28,000,922 and cash provided by operating activities of $2,338,628, offset by cash used in investing activities of $882,235. Included in cash provided by financing activities for the nine months ended September 30, 2003 was $30,450,000 received in a private placement of 2,900,000 shares of common stock and $427,749 received from issuing additional common stock related to stock options that were exercised during the period. As of September 30, 2003, we've paid $1,648,821 of the $1,733,238 total expected issuance costs associated with the private placement. Included in the cash provided by operations for the nine months ended September 30, 2003 were adjustments to net income of $1,524,933 for non-cash depreciation and $1,005,874 for non-cash amortization expense. Through September 30, 2003, we also used $646,605 of cash to purchase computer software and equipment and have used $617,643 for third party costs related to our acquisition of Datamark.

We have financed the majority of our operations through the issuance of equity securities. We have sold common stock and preferred stock generating aggregate proceeds of $118.0 million, including our private placement offering in August 2003, from inception through September 30, 2003. We used the net proceeds from these equity financings for funding capital expenditures and supporting sales, marketing, product development activities, expanding our data center, enhancing financial information systems and for other expenses associated with our growth. We also used the net proceeds to complete the acquisition of Datamark in October 2003.

In May 2003, the Company refinanced two sale-leaseback arrangements into one new term loan with the bank. The term loan had a 36-month term and an adjustable interest rate of prime plus 2.75%, but would not be less than 7.00% nor more than 9.00%. The term loan was to be repaid in 36 equal monthly installments.

The Company also entered into a $1,000,000 equipment lease facility with a bank that was treated as a capital lease for accounting purposes. The Company had the ability to draw upon the capital lease until May 2004. Any draws the Company made under the capital lease accrued interest, which was payable monthly until April 30, 2004. Beginning in May 2004, any capital lease draws outstanding were to be payable in 36 equal monthly installments of principal, plus interest. The interest rate on the capital lease was an adjustable rate of prime plus 2.75%, but would not be less than 7.00% nor more than 9.25%. As of September 30, 2003, the Company had leased $649,046 of equipment in connection with the capital lease.

The Company had a $3,750,000 revolving line of credit that was due to mature on April 10, 2004. The revolving line of credit contained certain financial convenants, which the Company was in compliance with as of September 30, 2003. The revolving line of credit was secured by all of the Company's assets. The interest rate on the revolving line of credit was adjustable and was equal to the bank's prime rate, which was 4.00% as of September 30, 2003, plus 1.25%. In December 2002, the Company drew $2,938,000 from its revolving line of credit. The entire $2,938,000 draw was subsequently repaid in January 2003. In March 2003, the Company drew $3,000,000 from its revolving line of credit. The entire $3,000,000 was repaid in April 2003. In June 2003, the Company drew $3,115,000 from the Revolver. The entire $3,115,000 was repaid in July 2003. The Company had no borrowings outstanding under the revolving line of credit as of September 30, 2003.

In October 2003, the Company entered into a new agreement with the same bank to obtain a new $10,000,000 revolving line of credit, (the "Revolver") that will mature on October 31, 2005, and which replaced the previous revolving line of credit. The interest rate on the Revolver is equal to the bank's prime rate plus 1.25%, but at no time will be less than 5.25%. The Revolver is secured by all of the Company's assets. The Company also obtained a new $3,000,000 term loan ("Term Loan") with the same bank. The Term Loan refinanced the existing term loan and the outstanding debt on the equipment lease facility. This arrangement terminates the prior term loan and equipment lease facility. The Term Loan has a 36 month term and an interest rate of 7% per annum. The Term Loan will be paid in 36 equal installments and is secured by all of the Company's assets.

In October 2003, the Company financed the purchase of Datamark partially with $20 million in senior subordinated secured notes ("Senior Subordinated Notes") issued to a lender and subordinated seller notes ("Seller Notes") totaling $12 million. The Senior Subordinated Notes are due in 2008, with interest paid quarterly at a rate of 12.5% and are secured by all of the Company's assets. The Seller Notes are comprised of a series of notes issued to the selling stockholders, aggregating to $7 million, with an interest rate of 10% per annum, simple interest, and another series of notes issued to the selling stockholders, aggregating to $5 million, with an interest rate of 10%, interest compounded annually.

In connection with the Senior Subordinated Notes, the Company issued warrants to the bank to purchase 200,000 shares of common stock at any time prior to October 31, 2008. The warrants have an exercise price of $13.00 per share, however, if at the time of exercise of all or any portion of the warrants the fair market value of the Company's common stock is less than $13.00 per share for the 30 trading days immediately preceding the date of such exercise, then the exercise price shall be automatically adjusted such that the exercise price will be equal to $10.00 per share with respect to such exercise.

We expect our current cash, cash equivalents and short-term investments, together with cash generated from operations, to meet our working capital and capital expenditure requirements for at least the next twelve months.

In the future, we may desire or need to raise additional capital associated with our growth, acquisitions or general corporate use. We have incurred additional debt as of October 31, 2003, which could make it more difficult or expensive to raise additional capital. If we choose to raise additional capital, we cannot assure that additional funds will be available at times or on terms favorable to eCollege. Our desire to raise additional funds could also directly and adversely affect our stockholders' investment in our common stock. When a company raises funds by issuing shares of stock through additional public offerings or exercised stock options, the percentage ownership of the existing stockholders of that company is reduced or diluted. If we raise funds in the future by issuing additional shares of stock, stockholders may experience dilution in the value of their shares.

Off-Balance Sheet Operating Lease Obligations

We lease office space and equipment under various non-cancelable operating leases. At September 30, 2003 the aggregate future minimum lease commitments were as follows:

Period ending December 31,
2003	$258,608
2004	1,019,353
2005	1,075,294
2006	1,121,970
2007	875,959
Thereafter	13,650

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

The Datamark division headquarters will remain in Salt Lake City, Utah, where it leases office space. Pursuant to the terms of noncancelable lease agreements in effect at October 31, 2003 pertaining to its office space and equipment, future minimum rent commitments under various operating leases are estimated to be approximately $700,000 per year.

Risk Factors

This section identifies certain risks that we face. If we are unable to prevent these and other events that have a negative effect from occurring, then our business may suffer. Negative events are likely to decrease our revenues, increase our costs, make our financial results worse and decrease our financial strength, and may cause our stock price to decline. The most significant risk factors that affect our business include the following:

We Operate in a Highly Competitive Market

The online learning market is evolving quickly and is subject to rapid technological change. The market is highly competitive, with no single competitor accounting for a dominant market share. Competition is most intense from software companies with specific products for the college and university market; companies which seek to offer a complete solution utilizing their own services and third-party software; systems integrators; and hardware vendors. Some colleges and universities construct online learning systems utilizing in-house personnel and creating their own software or purchasing software components from a vendor. Other competitors in this market include a wide range of education and training providers using video, mail correspondence, CD-ROM, and live online training. The market for enrollment marketing services to the post-secondary education sector is also highly competitive, and while we believe that Datamark is a leader in the market, there is strong competition from other companies in the market, as well as from direct marketing companies, media placement agencies, and online marketing companies. In addition, some colleges and universities perform their own enrollment marketing services in-house.

We believe that the level of competition will continue as new technologies are developed, as current competitors increase the sophistication of their offerings and as new participants enter the market. The rapid growth of the online learning market is likely to attract additional well financed competitors. Some of our current and potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we do. Certain competitors may be able to secure alliances with customers and affiliates on more favorable terms, devote greater resources to marketing and promotional campaigns and devote substantially more resources to systems development than we can. In addition, it is possible that certain competitors, or potential competitors, could reduce their pricing to levels that would make it difficult for us to compete. Increased competition may result in reduced operating margins, as well as loss of market share and brand recognition.

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

A Significant Portion of Our Revenue Is Generated From a Relatively Small Number of Customers

Revenue from a small number of customers has comprised a substantial portion of our historical eLearning division revenue and is expected to represent a substantial portion of our revenue in the foreseeable future. Our top eLearning customer and top 30 eLearning customers accounted for approximately 11% and 69%, respectively, of our revenue for the nine months ended September 30, 2003. Any cancellation, deferral or significant reduction in work performed for these principal customers, or failure to collect accounts receivable from these principal clients, could have a material adverse effect on our business, financial condition and results of operations. One of the eLearning division's largest customers has notified us that it does not intend to renew its guaranteed minimum contract with us when it expires in April 2004. This customer generated approximately 8% of our revenue during the nine months ended September 30, 2003.

Revenue from a small number of customers has comprised a substantial portion of Datamark's revenue and is expected to represent a substantial portion of its revenue in the foreseeable future. Datamark's top customer and top 30 customers accounted for approximately 23% and 86% respectively of its revenue for the nine months ended September 30, 2003. Any cancellation, deferral or significant reduction in work performed for these principal customers, or failure to collect accounts receivable from these principal customers, could have a material adverse effect on the business, financial condition and results of operations of Datamark and the combined companies.

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

We Have Incurred Debt, Which Could Adversely Affect Our Financial Health and Our Ability to Obtain Financing in the Future and React to Changes in Our Business.

We incurred debt in connection with the Datamark acquisition, leaving us with approximately $35 million of total debt at October 31, 2003, compared to total debt of $1.8 million at September 30, 2003. The $3 million Term Loan, the $20 million Senior Subordinated Notes and the $10 million Revolver are secured by all of our assets. Our debt could have important consequences to our stockholders. Because of our substantial debt:

  Our ability to obtain additional financing for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes may be impaired in the future;
  A substantial portion of our cash flow from operations may be dedicated to the payment of principal and interest on our indebtedness, thereby reducing the funds available to us for other purposes;
  We may be exposed to increased interest rates because certain of our borrowings are at variable rates of interest; and
  Our flexibility to adjust to changing market conditions and ability to withstand competitive pressures could be limited, and we may be more vulnerable to a downturn in general economic conditions or our business or be unable to carry out capital spending that is necessary or important to our growth strategy and productivity improvement programs.

The breach of any of the covenants or restrictions contained in our Senior Subordinated Notes or our Revolver could result in a default under the applicable agreement which would permit the applicable lenders to declare all amounts outstanding thereunder to be due and payable, together with accrued and unpaid interest, and foreclose on our assets. In any such case, we may be unable to make any borrowings under our new Revolver and may not be able to repay the amounts due under our new Senior Subordinated Notes. This could have serious consequences to our financial condition and results of operations and could cause us to become bankrupt or insolvent.

Our Stock Price Is Likely to be Volatile

The market price of our common stock has been and is likely to continue to be volatile and could be subject to significant fluctuations in response to factors such as the following, some of which are beyond our control: quarterly variations in our operating results; operating results that vary from the expectations of securities analysts and investors; changes in expectations as to our future financial performance; announcements of technological innovations or new products by us or our competitors; changes in market valuations of other online service companies; future sales of our common stock; stock market price and volume fluctuations; general political and economic conditions, such as a recession or war or terrorist attacks or interest rate or currency rate fluctuations; and other risk factors in this Form 10-Q. These factors may adversely affect the market price of our common stock. In addition, the market prices for stocks of many Internet related and technology companies have historically experienced extreme price fluctuations that appeared to bear no relationship to the operating performance of these companies. In the event our stock price fell significantly, investors might sue the Company, causing increased litigation expenses and, possibly, the payment of large damages or settlement fees.

We May Not Effectively Manage The Integration of Datamark Into eCollege or any Future Acquisitions That We May Make. As A Result, We May Not Realize Benefits From The Acquisition of Datamark or Any Future Acquisitions, Which Could Negatively Impact Our Operating Results and Stock Price.

Our acquisition of Datamark was consummated on October 31, 2003; however, the ultimate successful integration of Datamark into eCollege and realization of the expected benefits of the acquisition will require, among other things, the following:

  Retention and relationship management of existing customers of both companies;
  Retention of strategic partners of each company;
  Minimization of disruption of each company's ongoing business and distraction of its management;
  Integration of the two companies' information and software systems and other operations;
  Developing and maintaining uniform standards, controls, procedures and policies, including internal controls; and
  Limiting expenses related to integration.

We may not succeed in addressing these risks or any other problems or liabilities encountered in connection with the acquisition. The diversion of the attention of management and any difficulties encountered in the process of combining the companies could cause the disruption of, or a loss of momentum in, the activities of our business or could cause the impairment of relationships with customers and business partners. Further, the process of combining the two companies' businesses could negatively affect employee morale and our ability to retain some key employees, and could cause customers to cancel existing agreements, to not renew contracts upon their expiration, or choose not to purchase new products or services from us. If the benefits of the acquisition do not exceed the associated costs, including costs associated with integrating the two companies, our financial results, including earnings per share and stock price, could be materially adversely affected.

We may make additional acquisitions, or invest in other companies. Acquisitions involve a number of risks, including but not limited to those set forth above and the following: the creation of a variety of accounting charges, which could increase our reported expenses, including impairment of goodwill and the write off of acquired intangible assets; diminishing the value of our brands or reputation if an acquired company turns out to be a poor performer; and the assumption of most or all of the liabilities of the acquired companies, some of which may be hidden, significant, or not reflected in the final acquisition price.

Certain Aspects Of The Datamark Acquisition Could Negatively Impact Our Financial Results.

Certain aspects of the Datamark acquisition could negatively impact our financial results. We expect to record a significant portion of the approximate $75 million purchase price as goodwill or intangible assets. Intangible assets resulting from acquisitions require significant judgment in terms of establishing their fair value, determining appropriate amortization periods, and assessing such intangibles, including goodwill, for impairment in the future. It is possible that our review of such intangible assets in the future could determine that they are impaired and the amount of such impairment could be significant. In addition, we expect to record a portion of the purchase price as identifiable intangible assets, which will cause us to record additional non-cash amortization expense in the future. We also expect to incur non-cash interest expense related to fair value of the warrants issued in connection with the Senior Subordinated Notes and the discount on the fair value of the Sellers' Notes. We will also have increased interest expense due to the increased debt levels we've incurred to finance the acquisition. All of these additional expenses could negatively impact our financial results.

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

We Depend On Our Customers and Third Parties to Market Student Enrollments

A substantial portion of our eLearning division revenue is derived from fees for each enrollment in an online course that we implement. Generally, we do not market directly to students to generate enrollments in our customers' courses and therefore have little influence on the number of students that enroll. We are therefore dependent on the institutions and organizations that purchase our products and services to market to individual students. The failure of these third parties to effectively attract, maintain, and increase student enrollments could affect our revenue growth and have a material adverse effect on our business and financial results. Although Datamark provides enrollment marketing services for customers, the majority of Datamark's customers are not customers of our eLearning division, and there can be no assurance that they will become customers of our eLearning division

We May be Unable to Sustain Profitability

Although we reported net income for the first time during the second quarter of 2003, and Datamark has realized net income for each reporting period since 2001, there can be no guarantee that we will be able to sustain profitability. We believe that our success depends, among other things, on our ability to increase our revenue by further developing existing customer relationships and developing new relationships with colleges, universities and other potential clients. If we are unable to continue to increase our revenue, our business and financial results will be materially and adversely affected.

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

Our Operating Results May Fluctuate Significantly and May Be Below the Expectations of Analysts and Investors

The sales cycle for our products and services varies widely and it may be difficult for us to predict the timing of particular sales, the rate at which online campuses, courses and/or course supplements will be implemented, the number of students who will enroll in the online courses, or the rate of which new or future customers will utilize our enrollment growth services. Because a significant portion of our costs are fixed and are based on anticipated revenue levels, small variations in the timing of revenue recognition could cause significant variations in operating results from quarter-to-quarter. Since we may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall, any significant decrease in revenue would likely have an immediate material adverse effect on our business and financial results. Additionally, our operating expenses may fluctuate due to changes in accounting standards and/or our elected accounting policies with respect to stock-based compensation. Further, any such variations could cause our operating results to fall below the expectations of securities analysts and investors. In such an event, the trading price of our stock would likely fall and investors might sue the Company, causing increased litigation expenses and, possibly, the payment of large damages or settlement fees.

We Depend on Our Key Personnel

Our success depends on the performance of senior management and on our ability to continue to attract, motivate and retain highly qualified technical professionals. The loss of the services of a number of senior management personnel or highly qualified technical professionals could have a material adverse effect on our operations.

We May Be Unable To Take Advantage Of Opportunities To Market And Sell The Products And Services Of the Two Companies To Each Other's Customers And Business Partners, And Therefore May Not Realize Some of The Expected Benefits of The Datamark Acquisition.

Prior to the acquisition, eCollege and Datamark each maintained separate and distinct customer bases and business partners, with some overlap, specific to our respective businesses. Following the acquisition, we are attempting to take advantage of the customer bases and business partners of the formerly separate businesses in order to promote and sell the products and services of one company to the traditional customers and business partners of the other company. The products and services of the two companies are highly specialized and the salespersons of one company may not be successful in marketing the products and services of the other company. In the event that the traditional customers and business partners of either company are not receptive to the products and services of the other, we may not realize some of the expected benefits of the acquisition.

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

We Continue to Refine Our Pricing and Our Products and Services and Cannot Predict Whether the Ongoing Changes Will Be Accepted

Over the past few years we have implemented several changes and continue to make such changes in our pricing and our product and service offerings to increase revenue and to meet the needs of our customers. We cannot predict whether our current pricing and products and services, or any ongoing refinements we make will be accepted by our existing customer base or by prospective customers. If our customers and potential customers do not accept our current or future pricing or products and services offering, it could have a material adverse effect on our business.

Datamark Does Not Have Long-Term Agreements With Its Customers And May Be Unable To Retain Customers, Attract New Customers Or Replace Departing Customers With Customers That Can Provide Comparable Revenues.

Most of Datamark's contracts with its customers are short-term. Datamark's current customers may not continue to use its products and services, Datamark may not be able to replace in a timely or effective manner departing customers with new customers that generate comparable revenues, and Datamark may not continue to increase its customer base. Further, there can be no assurance that Datamark's customers will continue to generate consistent amounts of revenues over time. Datamark's failure to develop and sustain long-term relationships with its customers would materially and adversely affect the results of operations of Datamark and eCollege as a whole.

Increases In Postal Rates Could Harm Datamark's Business.

The direct marketing activities of Datamark are adversely affected by postal rate increases, especially increases that are imposed without sufficient advance notice to allow adjustments to be made to marketing budgets. Increased postal rates may lead to pressure from Datamark's customers to reduce its prices for its services in order to offset any postal rate increase. Higher paper prices may also cause Datamark's customer to conduct fewer or smaller mailings, which could cause a corresponding decline in the demand for Datamark's services. Any of these occurrences could materially and adversely affect the business, financial condition and results of operations of Datamark and eCollege as a whole.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position, operating results or cash flows due to adverse changes in financial market prices and rates. The Company is, or may become, exposed to market risk in the areas of changes in interest rates and changes in foreign currency exchange rates as measured against the United States dollar. These exposures are directly related to our normal operating and funding activities. Historically, and as of September 30, 2003, we have not used derivative instruments or engaged in hedging activities.

Additionally, the Company does not have significant exposure to changing interest rates on invested cash, which was $40,811,052 at September 30, 2003. Historically we have invested available cash in money market accounts, certificates of deposit and investment grade commercial paper that generally had maturities of three months or less, as well as debt securities of United States government agencies and corporate bonds. Our short-term investment portfolio is managed on a discretionary basis by a third party, subject to our investment policy. The Company's investment policy requires that its investment portfolio be limited to investment securities of one year or less in maturity. Furthermore, all of our invested cash is in money market accounts or in a short-term certificate of deposit as of September 30, 2003. As a result, the interest rate market risk implicit in these investments at September 30, 2003 is low. However, factors influencing the financial condition of securities issuers may impact their ability to meet their financial obligations and could impact the realizability of our securities portfolio. The Company has not undertaken any other interest rate market risk management activities.

A hypothetical ten percent change in market interest rates over the next year would not have a material effect on the fair value of the Company's debt instruments or its cash equivalents, nor would it materially impact the Company's earnings or cash flow associated with the Company's cash investments. Although the Company's revolving line of credit bears interest at an adjustable rate of prime plus 1.25%, a hypothetical ten percent change in the market rates as of September 30, 2003 would not have a material effect on the Company's earnings and cash flows in 2003, as the entire borrowings outstanding at December 31, March 31, and June 30, 2003 were repaid on January 2, 2003, April 1, 2003 and July 1, 2003, respectively.  The Company had no outstanding borrowings under the revolving line of credit as of September 30, 2003. The Company anticipates drawing on its new line of credit only for short-term periods during the remainder of 2003.

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

In December 2002, the Company was named as a defendant in the lawsuit captioned IP Innovation, LLC, Plaintiff vs. Thomson Learning, Inc., eCollege.com, Digitalthink, Inc., Docent, Inc., Blackboard, Inc., Global Knowledge Network, Inc., and The Princeton Review, Inc., Defendants, Case No. H-02-2031, In the United States District Court for the Southern District of Texas, Houston Division. The lawsuit was originally captioned IP Innovation, LLC, Plaintiff vs. WebCT, Inc., and Thomson Learning, Inc, Defendants, Case No. H-02-2031, In the United States District Court for the Southern District of Texas, Houston Division. The case involves claims of patent infringement. Although no assurances can be given that this matter will be resolved in the Company's favor, we believe that the case is without merit, and that the ultimate resolution of the lawsuit will not have a material adverse effect on the operating results or the financial position of the Company. The Company intends to vigorously defend against this claim.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On December 15, 1999, the Company consummated its initial public offering of its common stock. The registration statement relating to the offering (File No. 333-78365) was declared effective on December 14, 1999. The Company registered and sold a total, including the underwriters' overallotment, of 5,500,000 shares.

The net offering proceeds to the Company were $56,265,000. As of September 30, 2003, we have used approximately: $2,050,000 to repay bank debt; $37,260,000 to fund operations and provide working capital; and $8,211,000 to purchase computer equipment, software, furniture and fixtures.

In August 2003, the Company completed a private placement of 2,900,000 shares of eCollege common stock with a group of institutional investors, including several current shareholders, for an aggregate purchase price of $30,450,000. The Company used the net proceeds of $28,716,762 to help finance the Datamark acquisition.

The shares of common stock that were sold in the placement have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The Company has agreed to register the shares for resale.

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
________

(b) Reports on Form 8-K. The Company filed a report on Form 8-K on July 22, 2003 under Items 7 and 9 to announce its second quarter 2003 financial results. The Company filed a report on Form 8-K on August 21, 2003 under Items 5 and 7 to announce a private placement of its common stock. The Company filed a report on Form 8-K on September 16, 2003 under Items 5 and 7 to announce that it had signed a definitive agreement to purchase Datamark, Inc.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in Denver, Colorado, on this 13th day of November, 2003.

eCollege.com
/s/ Oakleigh Thorne
Name: Oakleigh Thorne
Title: Chief Executive Officer and Chairman of the Board of Directors
(principal executive officer)

/s/ Douglas H. Kelsall
Name: Douglas H. Kelsall
Title: Executive Vice President, Chief Financial Officer, Treasurer and Secretary
(principal financial officer)

/s/ Ward R. Huseth
Name: Ward R. Huseth, C.P.A.
Title: Chief Accounting Officer