Form 10-K
period 2003-12-31
ECOLLEGE COM
filed 2004-03-15
CIK 1085653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2003

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
Common Stock
(Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ] No

Indicated by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes [x]  No [ ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2003, was approximately $150,231,615.

As of March 5, 2004, 20,135,535 shares of our common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

[None]

FORM 10-K

For the Year Ended December 31, 2003

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

ITEM 1: BUSINESS

The Company

eCollege.com was originally incorporated in Colorado in 1996 and reincorporated in Delaware in 1999. On October 31, 2003, eCollege.com acquired all of the capital stock of Datamark Inc., a Delaware corporation, ("Datamark"), at which time Datamark became a wholly owned subsidiaries of eCollege.com. eCollege.com and its wholly owned subsidiary are collectively referred to herein as "eCollege" or "the Company."

eCollege has historically been an outsource provider of eLearning solutions for post-secondary online degree programs. With the acquisition of Datamark in October 2003, eCollege has expanded to become an outsource provider of value added information services to the post-secondary education market. We focus our growth on information-based products and services which concentrate on the lifeblood of our customers: their students. The student life cycle starts with lead generation and continues through enrollment, student services, retention, instruction, and ultimately through job placement and continuing education. Our mission is to provide a broad array of offerings that facilitate the student life cycle, from lead generation through job placement, and to power the success and growth of our customers’ online distance education programs by providing industry leading technology and support services.

eCollege’s eLearning division is a leading outsource provider of technology, products, and services that enable colleges, universities, and high schools ("K-12 schools") to offer an online environment for distance, on-campus, and hybrid learning. Our technology enables our customers to reach a large number of students who wish to take courses at convenient times and locations via the Internet. Our customers can also use our technology to supplement their on-campus courses with an online environment or as a hybrid solution by substituting a portion of their campus learning with online components. We offer services to assist in the development of online programs, including online course and campus design and development, faculty training and support, and technical consulting. As part of our core solution we provide access to software, hosting, product advancement, quality assurance, program administration support as well as a student and faculty technical help desk.

Datamark, the Company’s Enrollment division, is an outsource provider of integrated enrollment marketing services to the proprietary post-secondary school market. We offer comprehensive solutions to increase student enrollment leads, conversion rates, and retention rates of our customers. The Company provides full-service research and direct-marketing for colleges and proprietary schools, offering comprehensive marketing solutions that include direct mail, online, television, and other media solutions. We also provide lead conversion systems and training to enhance the performance of a school’s admissions staff, as well as post-lead communication campaigns to increase the number of leads that actually convert into enrollments. Our retention marketing products and services include a suite of tools for identifying "at risk" students, communication plans to help those students stay in school and monitoring and response plans to keep track of students as they progress through the program. Datamark’s focus historically has been on increasing student enrollments at its customers’ on-campus locations, however its marketing solutions are also applicable for customers’ online programs.

Our target market is made up of for-profit higher education companies and proprietary post-secondary schools, public and private universities, community colleges, career commuter colleges, and virtual K-12 schools in the United States and Canada. In addition, we evaluate opportunities for potential international customers as they arise.

Segment Information

With the acquisition of Datamark, eCollege now has two business segments, eLearning and Enrollment. A summary of our net revenue, income (loss) from operations, and assets for our business segments are found in Note 10 to the Consolidated Financial Statements in Item 15 of this document. A discussion of factors potentially affecting our operations is set forth in "Management’s Discussion and Analysis," in Item 7 of this document.

Our Solution

eLearning

Our eLearning technology, products, and services are designed to be flexible to support the success and growth of the online educational programs of our target market. As an application service provider ("ASP"), we provide our customers access to our software products, consisting of online campuses, courses, and course supplements, through hosting services in our reliable data centers. We also provide services complementing our software, including design, development, and management of online campuses and courses, as well as ongoing administration, faculty, and student support. Our suite of products and services enables customers to either completely outsource the development of their online campus and courses, or to select individual products and services to meet their unique needs.

The eCollege SystemSM. The eCollege System consists of our proprietary services and software that create and support the operational and academic needs of our customers for their online programs and includes: eCollege Teaching SolutionsSM , eCollege Program Administrative SolutionsSM , and our Technology Infrastructure.

eCollege Teaching Solutions. eCollege Teaching Solutions are our products and services that support the development and efficient management of quality online courses and the training of online instructors. The eCollege AU+SM Course Management System ("CMS") is our teaching and learning system for online course delivery. The eCollege Teaching Solutions include the following:

•    eCourseSM and eCompanionSM. eCourse, our fully-online course designed for distance learning and hybrid learning (which encompasses both online and face-to-face class sessions), includes applications necessary for course management, outlining assignments, facilitating class discussions, conducting lectures, testing, grading, and interacting with and among students. The majority of our revenue is derived from student technology service fees charged for enrollments in eCourses. eCompanion, our lower-priced online supplement to a face to face or on-campus course, offers customers a choice of most of the functions of eCourse, and provides instructors with the tools necessary to create an interactive online component to supplement traditional on-campus courses. Our self-authoring tools allow our customers to change and update their online courses and course supplements without any programming or HTML experience.

•    Help Desk. eCollege provides assistance to students, faculty, and administrators 24 hours a day, 365 days a year. We are staffed to ensure technical questions related to the eCollege System are resolved quickly and effectively.

•    Course Development and Support, Instructional Design Consulting and Training, and Content Solutions. We offer course development services to help customers reduce the time it takes to develop new course offerings, create enhancements for existing courses with new learning objects or multi-media, and convert existing course content from other companies' course management systems. Our online instructional designers help institutions provide quality online courses, instruction, and programs through our product and service offerings.

eCollege Program Administrative Solutions. The eCollege Program Administrative Solutions include our products and services that provide assistance and tools to our customers' administrators to assist them in enhancing overall program quality and efficient administration. These products and services include:

•    Gateway CampusSM and CampusPortalSM. Gateway Campus and CampusPortal are our online campus portal products, which offer community, academic, and administrative functions similar to a physical college campus. The Gateway Campus provides access to online campus services, courses and course supplements, and includes faculty and administrative services. Our customers can choose to add premium features such as interactive course catalogs, online admissions forms, and online registration to their Gateway Campus. CampusPortal is our most comprehensive portal product and includes all of the functionality of the Gateway Campus and the premium features.

•    Program Management and Reporting. We assign every customer a client services consultant and a back-up team to provide assistance with term and course administration, user management, and to ensure that the customers' communications and reporting needs are met. We also offer our customers a wide range of standard reports, including activity usage and enrollment reports, which analyze student data to help customers manage their online programs. In addition, we can create custom reports for our customers unique to their individual needs.

•    Evaluation Solutions. Evaluation Solutions are comprehensive Internet-based products that automate the entire course and instructor evaluation process. These products allow the customer to gather data from students and faculty online, and then aggregate the data into reports to help monitor course and program quality and instructor effectiveness.

•    Technical Consulting. Our software development team offers custom technical consulting to meet an institution's unique needs, whether it be for a special eLearning-related application, customized brochure website, or for integrating our customers' online programs with their student information systems and other enterprise-wide applications through our open platform initiative.

Technology Infrastructure. eCollege's Technology Infrastructure provides our customers with a turnkey online program solution, and offers reliability, scalability, accessibility, security, and performance designed to provide program stability and growth. The reliability of an institution's online learning environment and support services can affect its faculty and student satisfaction, and thus its student completion, retention, and graduation rates. Our Technology Infrastructure consists of:

•    Hardware and Software. We provide our customers with access to all of the necessary hardware (other than personal computers) and software to run and operate a fully online educational program, which frees the customer from the costs and risks associated with technical obsolescence.

•    Hosting. As an ASP, we host our software for our customers in our highly reliable and scalable hosting environment, allowing customers to provide their online programs through a standard Web browser. We have two commercial data centers, and have built redundancy into every critical area of the eCollege System, including security, switches, communication servers, network management, Web servers, application servers, database servers, and data storage, which resulted in 99.97% internal system availability to our customers during 2003.

•    Internet Connectivity. To ensure maximum up-time for our customers, we provide (i) full OC-3 and Gigabit Ethernet connections balanced over three Tier I Internet providers, (ii) multiple Internet providers to insure instant data rerouting if one of the connections should ever fail, (iii) .Alt Access - a completely separate alternate network path to a customer's website, and (iv) world-wide network and application performance monitoring.

•    Product Advancement. Our development and quality assurance teams not only focus on features and functionality, but also on the usability and scalability of our products. All new product development initiatives go through a rigorous definition, development, and quality assurance process. Furthermore, because of our ASP model, whenever we release an upgrade or enhancement to our Teaching Solutions or Program Administrative Solutions, all of our customers have immediate access to the benefits of the new product offering.

Enrollment

Our Enrollment products and services are focused on three stages of the student life cycle: (i) lead generation, (ii) lead conversion, and (iii) student retention.

Our lead generation products primarily consist of direct mail, media placement, and Internet marketing solutions that are designed to attract the interest of the most likely candidates for enrollment at our customers’ institutions. We provide sophisticated lead response tracking and utilize that tracking to optimize the media mix for customers on a continual basis. We provide lead conversion systems and training to enhance the performance of our customers’ admissions staff, as well as post-lead communication campaigns to increase the number of leads that actually convert into enrollments. Our retention marketing products and services include a suite of tools for identifying "at risk" students, communication plans to help those students stay in school and monitoring and response plans to keep track of students as they progress through the program. Historically, our customers have purchased their marketing services primarily to drive on-campus enrollments, however demand for marketing solutions for online programs is growing quickly and is becoming a strategic focus for the Company. The following is a description of our key product and service offerings:

Direct Mail. We access comprehensive lists of potential students from several leading student marketing groups which include information about high school students and other non-traditional learning prospects. We also have direct online access to young adult lists, lists targeting career changers, and those seeking continuing education through national list compilers. The targeted nature of the lists enable our customer to reach potential students at lower costs and ensures the recipients of the mailings are more qualified sales leads. We provide responsive and efficient turnaround times for direct mailings, generally finishing an entire campaign within three weeks. Additionally, we have custom software and database systems that enable us to streamline the direct mail production process and ensure the most accurate and efficient targeting of prospective students.

Media Placement. We provide comprehensive media buying for both broadcast and print advertising media. Our MediamaxSM system provides tracking technology for complete, accurate, and real-time information on media-generated leads. Through Mediamax, we are able to provide a systematic and measurable media placement offering. Using Mediamax, our customers can identify which advertisements generated the most sales leads because prospects responding to advertisements dial toll-free numbers which are unique to the region, time, and media placement, thereby enhancing tracking accuracy. We also have a strategic alliance with a leading architect of telemarketing solutions, which allows our Mediamax product to connect with a telemarketing service in order to track and route advertising response calls.

Interactive Marketing. We offer interactive products based on managing and buying media mixes for lead generation on behalf of our customers. Our eMaxSM product creates customer leads through Web marketing, such as strategic placement of school website links, and is sold on a prescribed cost-per-lead basis. We also offer services such as: research and competitive analysis; search engine optimization; and web site review, consultation, design, and development. Additionally, we offer an Internet marketing solution to smaller schools called eOptSM, which allows us to group smaller schools together, so we can make media purchases for the group as a whole to get more efficient rates. eOpt is also sold on a cost-per-lead basis.

Student Retention. Our Path FinderTM solution provides a targeted and prescriptive custom-designed retention solution for our customers that can be implemented in as few as six weeks. This program helps record and mine data comprised of student success guides, course evaluation surveys, student satisfaction surveys, faculty and staff surveys, and exit surveys. While the program assists in the success of all students, it specifically identifies and focuses on those students most susceptible to attrition and utilizes specialized tools and technologies to motivate and keep them in school. The result is enhanced monitoring of student satisfaction with the ability to proactively address student issues to increase graduation rates.

Other products include custom research and admissions training. Our custom research includes services such as focus groups, surveys, curriculum mix, site location, and other marketing studies. We also offer training to our customers’ admissions staffs to improve their conversion rate of leads into enrollments.

These solutions are supported by an infrastructure using specialized database technology and research and optimization methods. We can provide research capabilities to customers before a campaign or even when a customer is looking for a new school location. Further, a tight results tracking and targeting adjustment cycle helps optimize the campaign’s effectiveness improving the return on investment for institutions.

All of these product and service offerings are consistent with eCollege's strategy to support the student life cycle. They are designed to drive quality leads, higher conversion rates, and higher retention rates, and therefore higher return on investment for our customers.

Customers

eLearning

We first began delivering our eLearning products and services in 1996. As of December 31, 2003, we had contracts with 285 unique customers, located primarily in the United States and Canada. Our customers include some of the fastest growing and largest programs for online degrees, certification, and professional development. eCollege serves for-profit education companies and post-secondary schools, public and private universities, community colleges, career commuter colleges, state departments of education, and K-12 school districts. In addition, we have contracts with several providers of continuing education and corporate training. For the year ended December 31, 2003, our 30 largest eLearning customers accounted for 69% of our eLearning revenue.

Enrollment

Our Enrollment division operates in three key customer sectors within the post-secondary market including proprietary, continuing education, and community colleges, with the majority of customers in the proprietary sector. Our Enrollment division currently has over 200 customers. These customers are located throughout the United States and Canada. If the acquisition of Datamark had occurred at the beginning of 2003 and we included Datamark’s $43.3 million of revenue it generated during the entire year rather than just $7.7 million recognized in the two months under eCollege ownership, our 30 largest Enrollment customers would have accounted for 87% of our pro forma Enrollment division revenue.

Combined

The Company’s definition of a customer is determined based on which entity within an organization makes budgetary decisions and enters into a sales agreement with eCollege or Datamark. Online distance education and enrollment marketing purchasing decisions are generally made at the consolidated school group level which, depending on the size of the post-secondary institution, can be local, regional, or national decisions. However, some institutions make their purchasing decisions at the individual school or campus level. Therefore one school group could potentially include more than one customer if the organization does not make centralized purchasing decisions.

One of the benefits associated with the Datamark acquisition was that even though eCollege’s eLearning division and Datamark served very similar customer bases, our two divisions have limited customers in common. As a result, we reduced the concentration of revenue generated from individual customers as a combined company. For the year ended December 31, 2003, we had one customer that accounted for 11% of our $36.9 million of consolidated revenue. The loss of our largest customers without the addition of comparable new customers or sufficient growth from our existing customers could have an impact on our ability to sustain our revenue growth. One of our larger customers, which accounted for 6% of our total consolidated revenue in 2003, has notified us that it will not renew its guaranteed minimum contract with us when it expires in April 2004. As this customer has been steadily decreasing as a percentage of our total revenue over the last couple of years, we believe that we will be able to sustain our revenue growth in 2004 based on the addition of new customers and the expected growth from our other existing customers.

Sales and Marketing

eLearning

We target prospective customers in the United States and Canada. We have a dedicated eLearning sales force, consisting of 16 employees at December 31, 2003, who are solely responsible for new business development, most with a background in education and/or technology. Our sales force is compensated with a combination of salary and commissions. We divide the New Business Development department into two groups: higher education and K-12 sales, each managed by a vice president who is responsible for regional directors who are located within the geographic territories they serve. Our regional directors focus exclusively on selling to institutions with large distance programs or with the potential for a large distance program within a clearly defined target account list for each geographic region.

Once a customer contracts with us, the account is assigned to our Account Management department, which is responsible for leveraging the satisfaction of our contacts within existing programs to encourage the addition of online programs for new schools or departments within customers' institutions. The Account Management department, consisting of 7 employees at December 31, 2003, also promotes and sells additional products and service offerings to our customers for their existing programs and provides assistance to program administrators to ensure that customers' communications and reporting needs are met. Our Account Management department is compensated with a combination of salary and commissions based on existing customer revenue goals.

To further penetrate the distance education market, we offer our on-campus product and service offerings at significantly reduced prices for customers that demonstrate a commitment to building or maintaining a large distance education program as an overall enterprise solution. This pricing strategy is designed to encourage further familiarity of our Teaching Solutions software with students who have never taken online distance courses as well as with on-campus faculty who may also wish to teach online in a distance education program. We also plan to continue to expand our product offerings, including increasing the flexibility of how our products may be deployed.

We market our eLearning technology and services through online media advertising, trade shows, eCollege-sponsored symposiums, speaking engagements, and direct marketing. Our eCollege.com website includes a demonstration and trial of the eCollege System and provides information on industry news, trends, and other important events in online learning. We use press releases and communications to the news and trade media to promote online learning and our customers' programs to further increase online student enrollments. We are currently focusing our marketing activities to include more direct marketing to decision-makers in our target markets and continuing to strengthen our brand identity by participating in trade shows, conferences, and executive speaking engagements. We had 8 employees in our Marketing department at December 31, 2003.

Enrollment

Our Enrollment division employs an experienced direct sales force, which is compensated for driving both organic and new sales growth. We have incentive compensation plans for our sales executives which include a base salary plus commission on gross sales of direct mail, interactive, research, training, and retention services and on net sales of media placement. We also reward account executives with an incremental commission for the first 90 days of new business revenue in an effort to motivate salespeople to generate new sales opportunities. We had 17 employees in Datamark’s sales and marketing groups at December 31, 2003.

In order to effectively sell our enrollment marketing solutions, we have divided our customer base into different segments based on revenue size. Potential customers are internally labeled with platinum, gold, or silver distinction. Senior management spends the vast majority of its time focusing on the group of customers with the greatest revenue potential (i.e. platinum and gold customers). We have also developed an integration strategy with multiple contacts with a customer at different levels of the customer organization. In addition, our account managers and account service specialists oversee each customer job to ensure quality customer service.

The Enrollment division is pursuing several growth initiatives to leverage its core competencies, business model, and customer base. The Company’s near-term growth areas include further penetrating its core market and broadening its services offerings. We are actively working with our large customers to integrate additional service offerings to support enrollment and retention objectives. Historically, Datamark’s customers have purchased marketing services primarily to drive on-campus enrollments, however demand for marketing solutions for online programs is growing quickly and we anticipate it becoming a source of our growth. We believe that there is significant growth potential from our existing customer base because of the favorable growth trends projected for the proprietary sector, the trend towards outsourcing specialized marketing services as the sector matures, increased market share by leveraging our current leadership position in the industry, cross-selling integrated solutions, many of which are in the early stages of market introduction, and penetration into new markets such as continuing education and community colleges.

We primarily market our Enrollment division solutions through the sales efforts of our account executives. However, we also participate in industry trade shows, sponsorships, e-mail campaigns, and newsletters. We also rely on our Datamark website and place advertisements in major trade magazines.

Combined

As previously mentioned, our eLearning and Enrollment divisions serve very similar customers, but have very few customers in common. As a result, our growth strategy includes putting in place a process that identifies select prospects from each division’s customer base that the other division could serve. In addition, our Enrollment division has developed an online component to its traditionally on-campus marketing efforts and is in the process of selling several large marketing solutions for online programs.

Technology

eLearning

Our technology strategy is to employ the best available software on stable and scalable platforms. All of our software products contain our proprietary software, and include access to certain widely-available software products we license from third parties. To create the custom components of our software, we employ Microsoft's most current and commonly used Internet programming technologies, allowing applications to communicate and share data over the Internet. We rely on copyrights, trademarks, servicemarks, patents, trade secrets, and employee and third-party non-disclosure agreements to protect our proprietary software.

Because our current business depends on our ability to host Web-based software applications for our customers, one of our primary technical goals is to provide a highly reliable, fault tolerant system. To do so, we have made substantial investments in systems monitoring, fault handling, technology redundancy, and other system up-time enhancements. For example, we continuously monitor our customers' online campuses and our own core systems for availability. All of our primary servers contain fault-tolerant disk storage technology, backup network cards, and power supplies, which reduce the possibility of a single point of failure in our servers and reduce downtime. Our database servers contain the latest clustering technology that uses a combination of scalable hardware and Microsoft software technologies. We maintain sophisticated "firewall" technology to prevent access by unauthorized users and to minimize known vulnerabilities to system security. We also have Intrusion Detection Systems and offer SSL (Secure Socket Layer) encryption for sensitive data, and VPN (Virtual Private Network) access to safely transfer data.

Our products are delivered to our customers from a network of centralized Web servers. Our Web servers are located in two data centers, commonly known as Web "server farms," which provide us with scalable, high bandwidth Internet connections. Our primary facility is co-located at ViaWest Internet Services, Inc. in Denver, Colorado, and our back-up facilities are located at our corporate headquarters. Having multiple data centers provides us with the capability to provide backup in the case of failure of a data center, thereby mitigating or eliminating customer downtime. Our investment in our technology allowed us to deliver 99.97% internal system availability to our customers during 2003.

The Company’s eLearning product development activities are conducted in Denver, Colorado. As of December 31, 2003, there were 57 employees on the Company’s eLearning product development staff. Although we have primarily developed products internally, in January 2004, we decided, based on timing and cost considerations, to supplement our development efforts by committing resources to offshore development in Sri Lanka. eCollege entered into an agreement with a third party vendor to provide supplemental software development for our non-critical development projects. We have the option to hire the third party’s staff and establish our own facility in Sri Lanka. Total expenditures for research and development in 2003 were $5.6 million, compared to $5.7 million in 2002, and $4.8 million in 2001. We anticipate that we will continue to have significant research and development expenditures in the future to provide a continual flow of innovative, high-quality products and services to maintain and enhance our competitive position.

Enrollment

Our technology strategy is to employ the best available software and systems to provide our customers with the highest return on their investment. This strategy is supported by the following:

•    The direct online access we have to certain databases of nationally-recognized providers of lists which target potential students;
•    The sophisticated lead response tracking systems we employ to optimize the media mix for customers, including our strategic alliance with a leading architect of  telemarketing solutions, which allows the tracking and routing of advertising response calls;
•    Our Path Finder solution that helps record and mine data; and
•    Our other service offerings such as Internet search engine optimization and web site review, consultation, design, and development.

To create the custom components of our software, we employ Microsoft's most current and commonly used programming technologies.

In addition to the technology noted within the descriptions of our enrollment marketing solutions, the Enrollment division has state-of-the-art equipment used for its direct mail production in its facility in Salt Lake City, Utah. Using direct-to-plate technology, which reduces turnaround times and increases quality, our production facility is easily scalable and is designed specifically for short-run, highly personalized direct mail campaigns. The division has several printing presses, folding machines, inserting, and sorting machines. Our high volume laser printers provide us with a state of the industry solution for personalizing direct mail pieces. In addition, the division has purchased equipment that enables the creation of new kinds of direct mail products such as matched mailings.

Competition

eLearning

The online learning market is quickly evolving and is subject to rapid technological change. The market is highly fragmented with no single competitor accounting for a dominant market share. We believe that the principal competitive factors in our market include:
     the ability to provide high quality online learning, meeting the needs of colleges, universities, K-12 schools, as well as students;
     reliability, with up-time and degradation free usage being the significant measures;
     scaleability, security and system performance;
     adaptability and the ability to integrate other technology-based products;
     the ability to offer a full complement of products, services, and hosting capabilities as a single-source provider;
     vendor financial viability and company reputation;
     competitive pricing; and
     the quality of implementation and ongoing support teams.
Our competitors vary in size and in the scope and breadth of the products and services they offer. Some colleges and universities construct online learning systems utilizing in-house personnel and create their own software or purchase software components from a vendor. Therefore, we face significant competition from a variety of entities including software companies with specific products for the college and university market, and service companies that specialize in consulting, system integration, and support in the eLearning industry. Other competitors in this market include a wide range of education and training providers using video, mail correspondence, CD-ROM, and live online training. Given our success in this market, we believe we compete well on these factors.

Enrollment

The primary source of competition for our Enrollment division comes from large educational institutions that perform a significant portion of their marketing function in-house or from local advertising agencies, media companies, and printing services companies who compete for our accounts. There are a few outsourced marketing service providers that we believe are our primary competitors but we believe that few, if any, of these companies offer as comprehensive selection of integrated marketing solutions as we do. We believe that the principal competitive factors in our market include:

  the ability to deliver an industry specific solution;
  the ability to provide a comprehensive solution for student enrollment and retention;
  knowledge of the education industry, including an understanding of the drivers of success;
  the ability to provide high quality marketing products and customer service; and
  delivering a return to customers on their marketing investments.

Seasonality

Because the majority of our eLearning revenue is derived from the number of students our customers have enrolled in online courses delivered on our CMS, our results of operations are impacted somewhat by the seasonality inherent in the traditional academic calendar. However, in 2003, we continued to see our customers offer more non-traditional course terms (i.e. quarterly, monthly and bi-monthly), which has somewhat mitigated the seasonality of our results. We expect this trend to continue in the future. There is also a certain degree of seasonality in our Enrollment division. The seasonality is primarily driven by our customers’ direct mail campaigns, which tend to be weighted toward the second half of the calendar year. Our eLearning operating expenses are relatively fixed in nature and seasonal fluctuations in revenue will result in seasonal fluctuation in our operating results. As a result, sequential quarter-to-quarter financial results are not directly comparable.

Intellectual Property And Proprietary Rights

The Company relies upon federal statutory and common law copyright, trademark and servicemark law, patent law, trade secret protection and confidentiality and/or license agreements with its employees, customers, partners, and others to protect its proprietary rights. In October 2002, we received notice of registration patent number 6,470,171 and in January 2004, we received notice of registration of patent numbers 6,674,992, 6,678,500 and 6,684,053, with the United States Patent and Trademark Office ("USPTO"), covering certain key features of the eCollege System. eCollege has additional patent applications filed with the USPTO covering other key features of our software. In September 2002, we received notice of registration of our servicemark for "eCollege.com." We have applied for registration in the United States for eCollegeSM, and we will continue to evaluate the registration of additional servicemarks as appropriate. In addition, our Enrollment division has certain registered servicemarks and trademarks, including Datamark®.

Employees

As of December 31, 2003 we employed 412 people, 208 in our eLearning division and 204 in our Enrollment division: 260 employees were engaged in operations and account management; 48 employees were engaged in sales and marketing; 57 employees were engaged in product development; and 47 employees were engaged in general administration and management, including our Finance and Legal departments, corporate network and management information systems, and other administrative departments. None of our employees are subject to collective bargaining agreements, and we consider our relations with our employees to be good.

ITEM 2. PROPERTIES

Our corporate headquarters and eLearning division is located in Denver, Colorado. We moved into our current headquarters in July 2002. Our headquarters encompasses approximately 47,600 square feet and is held under a lease which expires on September 30, 2007. We have the option to extend this lease for two additional periods of three years each.

Our Enrollment division is located in Salt Lake City, Utah in office leased space that is attached to its production facility. The production facility is approximately 56,000 square feet and the office space is approximately 15,000 square feet. In January 2004, we expanded the leased premises to include an additional 8,800 square feet. We also have office facilities consisting of approximately 5,000 square feet in Spokane Washington; 1,100 square feet in Kansas City, Kansas; and 850 square feet in St. Louis, Missouri. The office in Spokane, Washington serves as our media placement center and the offices in Kansas and Missouri are sales offices. The lease on our Salt Lake City facilities expires in June 2005 and the leases on our Washington, Kansas, and Missouri facilities expire on various dates from 2005 through 2007. We believe that our current lease for our Salt Lake facilities can be extended on commercially reasonable terms at the time of its expiration or earlier if we so desire.

In 2004, the Company intends to open an office in the Chicago, Illinois area for a small number of key corporate executives who oversee both the eLearning and Enrollment division. As a result, we expect to incur additional rent expense. We believe that our current facilities, with the addition of the office in Chicago, Illinois, are adequate for our current needs and that suitable additional or alternative space will be available in the future on commercially reasonable terms as needed.

ITEM 3. LEGAL PROCEEDINGS

The Company is exposed to asserted and unasserted legal claims encountered in the normal course of business. We believe that the ultimate resolution of any such matters will not have a material adverse effect on the operating results or the financial position of the Company.

In December 2002, the Company was named as a defendant in the lawsuit captioned IP Innovation, LLC, Plaintiff vs. Thomson Learning, Inc., eCollege.com, Digitalthink, Inc., Docent, Inc., Blackboard, Inc., Global Knowledge Network, Inc., and The Princeton Review, Inc., Defendants, Case No. H-02-2031, In the United States District Court for the Southern District of Texas, Houston Division. The lawsuit was originally captioned IP Innovation, LLC, Plaintiff vs. WebCT, Inc., and Thomson Learning, Inc, Defendants, Case No. H-02-2031, In the United States District Court for the Southern District of Texas, Houston Division. The case involves claims of patent infringement. Although no assurances can be given that this matter will be resolved in the Company's favor, we believe that the case is without merit, and that the ultimate resolution of the lawsuit will not have a material adverse effect on the operating results or the financial position of the Company. We are vigorously defending against this claim.

Environment

We believe that our facilities have all the necessary permits required by federal, state, and local environmental authorities and that we are in substantial compliance with the applicable environment laws, permits, and regulations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of 2003, the Company did not submit any matters for a vote by the Company's stockholders.

PART II

ITEM 5. MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

eCollege's common stock has been traded on the NASDAQ National Market System ("Nasdaq NMS") under the symbol "ECLG" since December 15, 1999. The following table sets forth the high and low sales prices of the Company's common stock for the periods indicated and are as reported on the Nasdaq NMS.

	High	Low

Year ended December 31, 2002
1st Quarter	$ 3.44	$ 2.50
2nd Quarter	$ 4.50	$ 3.05
3rd Quarter	$ 4.80	$ 2.75
4th Quarter	$ 3.80	$ 2.75
Year ended December 31, 2003
1st Quarter	$ 4.70	$ 3.45
2nd Quarter	$12.03	$ 3.88
3rd Quarter	$23.14	$10.80
4th Quarter	$26.71	$15.62

The closing price on March 5, 2004 was $20.48.

As of March 5, 2004 there were approximately 116 stockholders of record of our common stock.

The Company has never paid cash dividends on its stock, and is currently precluded from doing so under its borrowing agreements. The Company currently intends to retain all future earnings, if any, for use in the operation of its business. Accordingly, the Company does not anticipate paying cash dividends on its common stock in the foreseeable future.

Equity Compensation Plans

The following table summarizes the status of the Company's equity compensation plans as of the end of 2003:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants, and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a))

	(a)	(b)	(c)
Equity Compensation Plans approved by security holders: 1999 Stock Incentive Plan 1999 Stock Purchase Plan	1,887,738 N/A	$ 4.80 N/A	1,517,855 222,083
Equity Compensation Plans not approved by security holders:	1,005,806 (1)	$3.86	-

Total	2,893,544		1,739,938

(1)
Includes: (i) options to purchase up to 1,000,000 shares of the Company's common stock granted to Blumenstein/Thorne Information Partners I, L.P., an investment fund affiliated with Mr. Thorne (for more information on this grant, please see Item - 11 EXECUTIVE COMPENSATION - Summary Compensation Table, footnote (1)) and (ii) options to purchase up to 5,806 shares of the Company's common stock granted to Ms. Korshak, for services rendered as a director of the Company from January 1, 2000 through December 31, 2000.

Changes in Securities and Use of Proceeds

On December 15, 1999, the Company consummated its initial public offering of its common stock. The registration statement relating to the offering (File No. 333-78365) was declared effective on December 14, 1999. The Company registered and sold a total, including the underwriters’ overallotment, of 5.5 million shares. The net offering proceeds to the Company were $56.3 million.

In August 2003, the Company completed a private placement of 2.9 million shares of eCollege common stock with a group of institutional investors, including several then-current stockholders, for an aggregate purchase price of $30.5 million. The net offering proceeds to the Company were $28.8 million.

On October 31, 2003, the Company completed the acquisition of Datamark. As partial consideration for all of the capital stock of Datamark, the selling stockholders of Datamark received an aggregate of 149,992 shares of unregistered eCollege common stock, as well as unregistered subordinated notes with a principal of $12.0 million, in a private placement. In addition, certain management stockholders of Datamark purchased in a private placement, an aggregate of 75,000 shares of unregistered eCollege common stock, at a price of $10.50 per share.

We used the net proceeds from the initial public offering to fund capital expenditures and support sales, marketing, product development activities, expand our data center, enhance our financial information systems, and for other expenses associated with our growth. We used the net proceeds of the 2003 equity financings primarily to fund a portion of the acquisition of Datamark in October 2003 and for general corporate and working capital purposes.

The original issuance of shares of common stock that were sold in the August 2003 private placement, the 149,992 shares of eCollege common stock issued as partial consideration for the Datamark acquisition, and the 75,000 shares of eCollege common stock purchased at the time of the acquisition by certain members of Datamark management in a private placement were registered for resale on a Form S-3, filed with the SEC on December 2, 2003.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth our summary consolidated financial data, including Datamark’s results of operations from October 31, 2003 (acquisition date). You should read this information together with the Consolidated Financial Statements and the Notes to those statements beginning on page 48 of this Annual Report on Form 10-K and the information under "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Item 7 of this Annual Report on Form 10-K.

Statement of Operations Data:	Years Ended December 31,

	2003[1]	2002	2001	2000	1999

	(In thousands, except per share data)

Revenue:
Student fees	$24,971	$18,058	$13,054	$7,037	$2,300
Direct mail enrollment services	6,277	-	-	-	-
Other	5,612	5,634	6,793	5,502	2,351

Total revenue	36,860	23,692	19,847	12,539	4,651
Cost of revenue	16,058	11,663	13,840	12,650	10,381

Gross profit (loss)	20,802	12,029	6,007	(111)	(5,730)
Operating expenses:
Product development	5,572	5,658	4,810	7,133	2,256
Selling and marketing	5,792	5,613	7,147	10,587	7,243
General and administrative	7,093	5,621	6,718	9,435	5,930
Other general and administrative expense [2]	249	-	-	2,570	-

Total operating expenses	18,706	16,892	18,675	29,725	15,429

Income (loss) from operations	2,096	(4,863)	(12,668)	(29,836)	(21,159)
Other income (expense), net	(1,154)	(58)	331	2,154	351

Income (loss) before cumulative effect of change in accounting principle	942	(4,921)	(12,337)	(27,682)	(20,808)
Cumulative effect of change in accounting principle [3]	-	-	-	(1,205)	-

Net income (loss)	$942	$(4,921)	$(12,337)	$(28,887)	$(20,808)

Net income (loss) applicable to common stockholders	$942	$(4,921)	$(12,337)	$(28,887)	$(23,225)

Basic and diluted net income (loss) per common share before cumulative effect of change in accounting principle	$0.05	$(0.30)	$(0.76)	$(1.76)	$(4.12)
Cumulative effect of change in accounting principle [3]	-	-	-	(0.07)	-

Basic and diluted income (loss) per common share	$0.05	$(0.30)	$(0.76)	$(1.83)	$(4.12)

Weighted average common shares outstanding- basic	17,758	16,329	16,219	15,743	5,640

Weighted average common shares outstanding- diluted	19,397	16,329	16,219	15,743	5,640

(1)    Note on adoption of Statement of Financial Accounting Standards ( "SFAS" ) No. 123" Accounting for Stock-Based Compensation": The Company adopted SFAS No. 123 effective January 1, 2003 for its 2003 financial statements, using the prospective method as described in SFAS No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of SFAS 123." The Company’s use of the prospective method of adoption means that the fair value for stock-based compensation required by SFAS No. 123 was applied only to stock-based compensation awards granted, modified, or settled in 2003. Accordingly, 2003 results are not directly comparable to prior years’ results in this regard.

As a result, the Company recorded approximately $655,000 of total stock-based compensation expense in 2003, including approximately $300,000 directly related to using the fair value accounting of SFAS No. 123 compared to the intrinsic value accounting previously used under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. In accordance with the adoption of SFAS No. 123, the Company’s quarterly results of operations for the first nine months of 2003 were restated to reflect the additional expense associated with recording the expense of the stock-based awards. The additional expense recognized in accordance with the adoption of SFAS No. 123 was $30,000, $81,000, and $107,000 for the three months ended March 31, 2003, June 30, 2003, and September 30, 2003, respectively.

(2)    Other General and Administrative Expense: In 2003 other general and administrative expense consists of two months of amortization expense for our intangible assets acquired in the Datamark acquisition. Other general and administrative expense in 2000 relates to compensation expense for non-employee options granted to an investment fund affiliated with the Chief Executive Officer of the Company. The options were granted in lieu of salary, benefits, and other compensation and were valued based upon an independent valuation.

(3)    Note on Change in Accounting Principle: Effective January 1, 2000, we adopted the Securities and Exchange Commission's Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," which provides guidance on revenue recognition for public companies. Under SAB 101, online campus development fees are recognized from the campus launch date through the end of the contract period or the expected life of the customer relationship, whichever is greater. Course development fees for building individual online courses are recognized on a straight-line basis over the approximate length of time which we complete our obligations to our customer, currently estimated as nine months on average.

We have accounted for the implementation of the guidelines of SAB 101 as a change in accounting principle effective January 1, 2000, and therefore have not restated the 1999 or prior years' financial statements. Effective January 1, 2000, we recorded a cumulative adjustment of $1.2 million or $0.07 per share, basic and diluted, for the impact of the change in accounting principle related to prior years’ financial statements. Additionally, the impact in 2000 of adopting SAB 101 was to increase net loss, before the cumulative effect of accounting change, by $1.2 million. Excluding the entire impact of the change in accounting principle, basic and diluted net loss per share for 2000 would have been $1.69.

The following table is a summary of our balance sheet data:

Balance Sheet Data:	December 31,

	2003	2002	2001	2000	1999

	(In thousands)
Cash, cash equivalents and short-term investments	$15,974	$13,633	$16,626	$28,415	$46,308
Working capital	4,437	6,624	8,677	17,648	39,531
Total assets	102,023	22,567	27,240	44,748	53,767
Line of credit	9,365	2,938	2,500	2,000	-
Current portion of debt	1,000	-	-	-	-
Long-term portion of debt	27,585	706	946	1,389	-
Total liabilities	51,590	12,163	12,242	18,461	9,755
Total stockholders' equity	50,433	10,404	14,998	26,287	44,012

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the "Selected Financial Data" and our Consolidated Financial Statements and Notes thereto appearing elsewhere in this Annual Report on Form 10-K.

You can download and read our Annual Report on Form 10-K free of charge on the Internet by going to the Investor Relations section of our corporate website at www.eCollege.com and clicking on the "Annual Report" link. You can also obtain access to our other SEC filings, including our Forms 10-K, 10-Q, and 8-K reports, from the Investor Relations section via a hyperlink to a third-party SEC Filings website as soon as reasonably practicable after those reports are electronically filed with or furnished to the SEC. However, our corporate website should not be considered a part of this filing.

Overview

eCollege has historically been a leading outsource provider of eLearning solutions for post-secondary online degree programs. With the acquisition of Datamark on October 31, 2003, we have expanded to become a leading outsource provider of value added information services to the post-secondary market.

We focus our growth on information-based products and services; in particular, those services which focus on the lifeblood of our customers: their students. The student life cycle starts with lead generation and continues through enrollment, student services, retention, instruction, and ultimately through job placement and continuing education. The Datamark acquisition marks a transformation for eCollege from being solely a leading eLearning information service provider to being a supplier of a broader array of value added information services aimed at lead generation, lead conversion or enrollment, and retention services and online distance education programs.

While the overall economic environment has been challenging over the last couple of years for many industries, the for-profit education market has continued to experience growth. eCollege's net revenue was $36.9 million in 2003 as compared to $23.7 million in 2002, an increase of 56%. The increase in net revenue reflects the increase in revenue generated from new products and solutions as a result of the Datamark acquisition, as well as an increase in the number of student enrollments in online courses. Total eCourse student enrollments increased to 327,308 in 2003 from 222,087 in 2002, an increase of 47%. Student fees have become the majority of our total eLearning revenue as the number of online courses offered by our customers and the number of students enrolled in those courses delivered on our course management platform continues to increase while the revenue generated by our online campus and course development services has declined. We expect this trend in our eLearning division revenue mix will continue in the future.

With the acquisition of Datamark, we also expect that enrollment marketing services will generate a greater percent of our total revenue. Because we only include the revenue earned by Datamark since October 31, 2003 (acquisition date) in our consolidated statements of operations, enrollment marketing related revenue only represented 21% of our total revenue in 2003, while we expect it to represent approximately 60% of total revenue in 2004. On a pro forma basis, assuming we had included Datamark’s revenue of $43.3 million for the entire year of 2003, instead of the $7.7 million actually included for the two months after acquisition, enrollment marketing revenue would have represented approximately 60% of this pro forma revenue in 2003 as well.

We became profitable in 2003 through the realization of operating leverage on the generally-fixed nature of our data center expenses as our student fee revenue increased, improved utilization of our professional services and consulting staff as we continued to improve the technology and business processes used in our operations, and the improved cost control of our other operating expenses despite increase in total costs.

In August 2003, the Company completed a private placement of 2.9 million shares of eCollege common stock with a group of institutional investors, including several then-current stockholders, for an aggregate purchase price of $30.5 million. The majority of the net proceeds of this equity issuance was used to fund the Datamark acquisition. To further finance the Datamark acquisition, we issued debt with principal totaling $35.0 million. The majority of our debt is not due until 2007. However due to the accounting treatment given to certain components of the debt we issued, our results of operations will include a significant amount of non-cash interest expense in 2004 and in the future. Senior subordinated notes issued to a bank and subordinated notes issued to the sellers, with principal totaling $20.0 million and $12.0 million, respectively, had estimated fair values of $16.7 million and $8.9 million, respectively, at December 31, 2003. The resulting discounts will result in interest expense amortized over the term of these debt obligations. Under the current financing arrangements as of December 31, 2003, $2.9 million of debt will be due in the next three years with $32.0 million due within the subsequent two year period. The significant amount of debt at December 31, 2003 could make it more difficult or expensive for us to raise additional capital, if needed in the future.

Our acquisition of Datamark has affected the comparability of our results as well as the complexity of our financial statements. As a result, in order to understand and compare our business, management reviews operating results before interest income and expense and non-cash charges primarily related to depreciation, amortization of intangible assets and capitalized software, and stock-based compensation. Our primary lenders have also identified this measurement as a key indicator of our performance within our bank debt covenants. For the year ended December 31, 2003, we incurred depreciation expense of $2.0 million, amortization of intangible assets resulting from the Datamark acquisition of $249,000, amortization of capitalized software costs of $1.3 million, stock based compensation of $655,000, and interest expense (net of interest income) of $1.2 million. Since the Datamark acquisition occurred on October 31, 2003, at which point we entered into our current debt agreements, all of the amortization of intangible assets and the majority of our interest expense for 2003 was incurred in the final two months of the year. Accordingly, we expect that these expenses will be significantly higher in 2004 when we will incur twelve months of these expenses.

eLearning Division Overview

We provide outsourced technology, products and services that enable colleges, universities, and K-12 schools to offer an online environment for distance, on-campus, and hybrid learning. Our technology enables our customers to reach a large number of students who wish to take courses at convenient times and locations via the Internet. Our customers can also use our technology to supplement their on-campus courses with an online learning environment or as a hybrid solution by substituting a portion of their campus learning with online components. We offer services to assist in the development of online programs, including online course and campus design and development, faculty training and support, and technical consulting. As part of our core solution we provide access to software, hosting, product advancement, quality assurance, program administration support, and student and faculty technical help desk.

Our primary source of eLearning revenue is student technology service fees we charge to our customers for each enrollment in their online courses delivered on our CMS. Since our inception, our customers have had approximately 1.2 million student enrollments in online courses or course supplements. In total, our customers have developed approximately 29,000 unique online courses and course supplements on our platform. eLearning revenue grew 23% in 2003 and 19% in 2002. The increase in revenue for both years is primarily due to an increase in the number of student enrollments in online courses. Total student fees represented $25.0 million, $18.1 million, and $13.1 million of total revenue for the years ended December 31, 2003, 2002, and 2001, respectively, which translates into increases of 38% in both 2003 and 2002.

Enrollment Division Overview

Datamark is an outsource provider of integrated enrollment marketing services to the proprietary post-secondary school market. We offer comprehensive solutions to increase student enrollment leads, conversion rates, and retention rates of our customers and therefore the customers' corresponding revenue. We provide full-service research and direct-marketing for colleges and proprietary schools, offering comprehensive marketing solutions that include direct mail, online, television, and other media solutions. We also offer lead conversion systems and training to enhance the performance of a school’s admissions staff, as well as post-lead communication campaigns to increase the number of leads that actually convert into enrollments. Our retention marketing products and services include a suite of tools for identifying "at risk" students, communication plans to help those students stay in school and monitoring and response plans to keep track of students as they progress through the program.

Datamark's lead generation services, consisting primarily of targeted direct-response marketing using mail and Internet-based solutions as well as media placement services, generates most of the division's revenue. Datamark’s focus historically has been on increasing student enrollments at its customers’ on-campus locations, however its marketing solutions are also applicable for customers’ online programs and our eLearning customers have indicated a desire for eCollege to provide student acquisition and retention services. The new Enrollment division represented $7.7 million of our consolidated revenue in 2003, primarily from the direct mail marketing services completed in November and December which accounted for $6.3 million. Our 2003 consolidated revenue also includes $1.4 million of other revenue from our Enrollment division, including $790,000 from interactive (or Internet-based) marketing services and $448,000 from media placement activities.

Objectives and Strategy

Our objectives are to continue to expand our presence within our target market of for-profit higher education companies and proprietary post-secondary schools, colleges, universities, and K-12 schools in the United States and Canada by being a supplier of a broad array of value added information services aimed at the student life cycle.

We have been very focused on achieving profitability with the cash proceeds we generated from our initial public offering in December 1999. We achieved that goal by pursuing a niche strategy, focused on being an outsource provider of the technology and services that educational institutions need to fuel the growth of large, online, distance degree programs. Many of those institutions are in the for-profit post-secondary market or among more entrepreneurially-inclined not-for-profit schools.

In January of 2003, we began looking to accelerate our growth and mitigate the risks associated with a niche strategy. We designed a strategy based upon the following premise: we participate in one of the most attractive segments of the United States economy, the high growth proprietary and continuing education sectors of the post-secondary education market. Therefore, we wanted to pursue new products and services that could enhance our position within these sectors.
Strategically, the Datamark acquisition broadens our market position in the for-profit post-secondary education market that we already serve through our eLearning division. It also increases the service offerings we have along the student life cycle. With the new offerings from Datamark, such as enrollment marketing, admissions training, and retention improvement solutions, as well as the potential for new integrated products between our Enrollment and eLearning divisions in the future, we can strengthen our relationships with our customers in that sector.

The primary operating benefits of the Datamark acquisition will be cross-selling to each other's customer base and offering new products and services to the post-secondary education market. Selling enrollment marketing services to our combined customer base should also increase Datamark's revenue and increase the growth of eCollege's eLearning student technology service fees.

In the past, we have analyzed numerous potential acquisitions and will continue to do so in the future, as we look to expand our value added information service offering for the post-secondary education market.

Critical Accounting Policies

Revenue recognition, accounting for stock-based compensation, accounting for the issuance of debt obligations, valuation of goodwill and identifiable intangible assets, software development costs, and income taxes are all critical accounting policies for our Company. These policies have been discussed with, and are evaluated by, our Board of Directors' audit committee and independent auditors and are substantially consistent with the policies in effect during 2002. A change in one of our accounting policies that occurred during 2003 was the adoption of SFAS No. 123, "Accounting for Stock-Based Compensation" using the prospective method for the year ended December 31, 2003 but effective January 1, 2003. In addition, due to the goodwill and identifiable intangible assets recorded and the debt we issued in conjunction with the Datamark acquisition, we have determined that accounting for "goodwill and other intangible assets" and "debt obligations" are critical accounting policies. Each of the policies is discussed in detail in the following section of "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Revenue Recognition

Revenue recognition is a critical accounting policy for our Company, as it primarily affects the timing of when we recognize the fees we charge our customers for our services. We recognize revenue in accordance with SAB 101, "Revenue Recognition in Financial Statements," which provides guidance on revenue recognition for public companies.

eLearning

We enter into contracts with our customers to provide our online learning products and services. Our contracts typically have initial terms of one to five years, with the average being approximately three years. Each contract specifies the type and price of the online campus purchased and the number and price of online courses purchased, as well as the fees for student enrollments and any other products or services purchased. Since our customer contracts are generally applicable campus-wide, colleges and universities can add new online programs and schools without the need to negotiate new contract terms.

The majority of our eLearning division revenue is earned by charging a per-enrollment student technology service fee to our customers for access to their eCourses and our help desk. We also offer a pricing model for our eCompanion product under which we charge an annual license fee for up to a predetermined number of users. For our Program Administrative Solutions, we generally charge: 1) a one time set-up and design fee to implement an online campus, and 2) an annual license, hosting, and maintenance fee for access to our software. We sell our course development services on a per-course basis while our other professional consulting services are based on our standard hourly rates. We also offer our customers the option to purchase blocks of course development service hours, based on our standard hourly rates.

Student fees are recognized on a straight-line basis over each course's specific academic term or over the length of the student fee license purchased by the customer, depending upon contract terms. Campus license, hosting, and maintenance fees, including the design and development of a customer's campus, are recognized on a straight-line basis from the campus launch date through the end of the relevant contract period or the expected life of the customer relationship, whichever is greater. The average recognition period for these campus fees is approximately three years.

Course development fees are recognized on a straight-line basis over the approximate period over which our services are provided and our obligation to the customer is fulfilled. If a customer has purchased a block of course design and development consulting hours, we recognize such hourly fees as the work is performed. If a customer has contracted with us to build a unique online course, in general, we recognize such fees over a period of nine months, which approximates the length of time over which we complete our work and fulfill our obligations to the customer. During 2001 and prior periods, this performance period for course development services was estimated to be twelve months from the date the course was ordered by the customer. Effective January 1, 2002, we began to recognize such fees over a nine-month recognition period, based upon changes in our experience of providing such services. We believe that this change more accurately reflects the period over which the services are currently delivered. The period over which we perform the services and therefore recognize the revenue may change in the future as our actual experience in completing development obligations continues to evolve. Changes in our contract terms and expected customer life may also affect the period over which campus and course development fees are recognized in the future.

All other revenue sources are recognized at the time of the performance of the service (e.g., training, instructional design, and technical consulting) or over the length of the service period (e.g., annual Evaluation Solutions license fees).

Enrollment

Our Enrollment division revenues are primarily generated from the sale of direct mail, interactive marketing, and media placement. We also derive revenue from research services, admissions training, and retention services.

It is our practice to execute contracts or work orders of various lengths, typically up to three months for one project, for direct mail advertising campaigns. Individual direct mail projects typically take 10 to 18 business days to complete with payments due two days before marketing materials are mailed. Fees are determined based on the number of pieces mailed and the associated revenue is recognized when the marketing materials are mailed. Our pricing and revenue for direct mailings that we complete for our customers includes all applicable postage costs.

Interactive media arrangements usually last from three months to one year in length. Our pricing is based on a fee-per-lead generated model, with an initial up front payment due at the time the customer’s agreement is signed and then the customer is invoiced monthly thereafter based on the number of leads generated. Payments received are recorded as customer advances (liability) until the leads are generated at which point the revenue is recognized.

It is generally our practice to execute written master services agreements, signed by both the customer and Datamark, for clients for whom we provide media buying services. We also execute an agency of record letter, which identifies Datamark as the agent authorized to make media placements on behalf of the customer. Smaller clients are not required to execute master service agreements but are required to sign the agency of record letter. We charge our customer for the cost of the advertisement placed with the third-party media supplier (e.g. newspaper, television, radio station, etc.) which generally includes a 15% commission. Revenue is recognized when the media advertisements are run by the third-party media supplier. Revenue is recorded on a net basis, meaning that we only include the 15% commission portion of the amount we charge in our consolidated revenue, not the gross amount of fees charged to, and collected from, our customers. Accordingly, we also exclude the direct cost of the advertisement charged by the media supplier from our cost of revenue in our consolidated statements of operations. We determined that revenue should be recorded on a net basis based on the fact that the third-party media supplier (and not Datamark) is responsible for ultimate fulfillment, including the acceptability of the products or services purchased by a customer, and therefore Datamark does not have risks and rewards as principal in the media placement transactions. Furthermore, the fact that we earn a stated percentage of the amount billed to a customer is an indication that Datamark is in effect acting as an agent only.

Other enrollment marketing revenue sources include retention services, admissions training, and research services. Student retention services agreements are contracted for a period of not less than 6 months and typically for a period of one year. We charge a fee based on the number of students actively enrolled in a particular month. There is also a one-time fee for implementation of our retention product that is recognized as revenue over the contract period. Contracts for admissions training and research services are negotiated based on scope of work. These services are provided on an hourly rate and are recognized at the time of the performance of the service or over the length of the service period.

Stock-Based Compensation

Stock-based compensation is a critical accounting policy for our Company due primarily to the significant judgment required when estimating the fair value of the stock-based compensation awards, including the selection of a valuation method (e.g. Black-Scholes) and the underlying assumptions within such valuation (e.g. estimated lives outstanding and volatility of the awards). Currently, generally accepted accounting principles provide two methods for accounting for employee stock option plans and other employee stock-based compensation arrangements. Companies may recognize stock-based compensation expense under the intrinsic value-based method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations, or under a fair value-based method prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation" and related interpretations. Prior to January 1, 2003, we accounted for stock options granted to employees and directors and other stock-based employee compensation plans using the intrinsic value method of accounting in accordance with APB No. 25 and related interpretations. Under APB No. 25, we generally did not record any stock-based compensation expense for options granted to employees, provided the options had an exercise price equal to or above the market price of our common stock and the ultimate number of shares to be issued upon exercise were fixed on the day the option was granted. As such, we recognized compensation expense for stock options only if the quoted market value of the Company’s common stock exceeded the exercise price of the option on the grant date.

During the fourth quarter of 2003, we adopted SFAS No. 123 effective January 1, 2003 for our employee stock option plans and other employee stock-based compensation arrangements using the prospective method under SFAS No. 148. This method applies the provisions of SFAS No. 123 to all employee stock awards granted, modified, or settled after January 1, 2003, and accordingly, we recognized compensation expense for such awards made under our stock-based employee compensation plans. The fair values of restricted share rights were determined using the closing price of our common stock on the date of grant, while stock options were estimated at the date of grant using the Black-Scholes option-pricing model. Both types of awards’ estimated fair values are being amortized over the vesting period of the applicable award, generally 3 years.

As a result, the Company recorded $655,000 of total stock-based compensation expense in 2003, including approximately $300,000 of additional expense directly related to the adoption of SFAS No. 123 when compared to what would have been recorded under APB No. 25. In accordance with the adoption of SFAS No. 123, the Company’s quarterly results of operations for the first nine months of 2003 were restated to reflect the additional expense associated with stock-based awards. The additional expense recognized in accordance with the adoption of SFAS No. 123 was $30,000, $81,000, and $107,000 for the three months ended March 31, 2003, June 30, 2003, and September 30, 2003, respectively. For stock awards granted prior to January 1, 2003, compensation expense has not been recognized under SFAS No. 123, in accordance with the prospective method of adoption allowed for under SFAS No. 148. The Company’s use of the prospective method of adoption means that the fair value for stock-based compensation required by SFAS No. 123 was applied only to stock-based compensation awards granted, modified, or settled in 2003. Accordingly, 2003 results are not directly comparable to prior years’ results in this regard. However, as required by SFAS No. 123, we do present pro forma disclosures of our net income (loss) using the fair value-based accounting model for awards granted prior to January 1, 2003, as shown in Note 2 to the Consolidated Financial Statements of this Annual Report.

Stock options issued to non-employees as consideration for services provided to the Company have been and continue to be accounted for under the fair value method in accordance with SFAS No. 123, which requires that compensation expense be recognized for all such options.

Debt Obligations

In October 2003, the Company financed a portion of the purchase of Datamark with $20.0 million (face value) in senior subordinated secured notes ("Senior Subordinated Notes") issued to a lender and $12.0 million (face value) subordinated seller notes ("Seller Notes"). The Senior Subordinated Notes have principal payments due in $5.0 million quarterly increments beginning on December 31, 2007, with interest payments due quarterly beginning on December 31, 2003, at a rate of 12.5% per annum. The Seller Notes, with interest and principal due in 2008, are comprised of a series of notes issued to the selling stockholders of Datamark, aggregating to $7.0 million, with an interest rate of 10.0% per annum, simple interest, and another series of notes issued to the selling stockholders of Datamark, aggregating to $5.0 million, with an interest rate of 10.0%, interest compounded annually. Even though the Company will not pay interest and principal on the Seller Notes until 2008, interest expense will be incurred each year until the payments are made.

In accordance with generally accepted accounting principles, the Company was required to estimate the fair value of the Senior Subordinated Notes and the Seller Notes. The fair value of the Senior Subordinated Notes was $16.7 million at December 31, 2003. The fair value of the Senior Subordinated Notes reflects the estimated fair value of the warrants issued in connection with this debt (see further discussion of warrants in Note 5 to the Consolidated Financial Statements). A significant amount of judgement was involved in management’s estimation of the fair value of the warrants (e.g. using the Black-Scholes valuation model, estimated volatility and an expected life of the warrants). The estimated fair value of the warrants at the date of issuance was $3.3 million, and was recorded as a debt discount against the face value of the $20.0 million Senior Subordinated Notes. This discount will be amortized as interest expense over the five-year term of the Senior Subordinated Notes using the interest method. The effective interest rate on this debt is 19%.

The fair value of the Seller Notes was $8.9 million at December 31, 2003. The fair value of the Seller Notes was determined by an independent third party who considered, among other factors, the effective interest rate of our Senior Subordinated Notes, and other comparable debt securities. The effective interest rate on this debt is 15%. Due to the discounts recorded when the Senior Subordinated Notes and Seller Notes were issued, any pre-payments of these debt obligations would likely result in a significant amount of interest expense, since cash paid would exceed the carrying amount for accounting purposes.

Goodwill and Other Intangible Assets

With the acquisition of Datamark in October 2003, we recorded a significant portion of the approximate $71.0 million purchase price as goodwill and identifiable intangible assets. Intangible assets resulting from acquisitions require significant judgement in terms of establishing their fair value, determining appropriate amortization periods, and assessing such intangibles, including goodwill, for impairment in the future. It is possible that our review of such intangible assets in the future could determine that they are impaired and the amount of such impairment could be significant. Goodwill represents the excess of the acquisition cost over the net of the fair value of the identifiable tangible and intangible assets acquired and the fair value of liabilities assumed in acquisitions. The Company applied SFAS No. 142 "Goodwill and Other Intangible Assets" in October 2003 and, in accordance with SFAS No. 142, there is no amortization of goodwill and intangible assets that have indefinite useful lives. However, such assets are tested for impairment annually. There is a significant amount of judgement involved in estimating the fair value and useful lives of the identifiable intangible assets acquired in a business combination.

The fair value of the intangible assets were recorded based upon valuations determined by an independent third party using the income and cost methods at the date of acquisition. The income method determines a value based on estimated future cash flows and the cost method determines value based on what it would cost to replace the asset, minus depreciation and depletion in some cases. Goodwill and the identified intangible assets with indefinite and finite useful lives were not impaired at December 31, 2003.

The estimated lives of the intangible assets were also determined by the independent third party using the facts known at the time of the acquisition. Customer relationships are amortized over their estimated useful lives of 8 years, and non-compete agreements are being amortized over their estimated useful life of 5 years. The Datamark trade name has been deemed to have an indefinite life and is not subject to amortization expense, but instead is subject to annual impairment tests. In determining that the trade name has an indefinite life, the Company considered the following factors: the ongoing active use of its trade name, the lack of any legal, regulatory, or contractual provisions that may limit the useful life of the trade name, the lack of any substantial costs to maintain the asset, the positive impact on its trade name generated by its other ongoing business activities (including marketing and development of new technology and new products), and its commitment to products branded with its trade name over its corporate history. The Company’s acquired trade name has significant market recognition and the Company expects to derive benefits from the use of this asset beyond the foreseeable future. However, should the Company discontinue use of or otherwise determine that its value is diminished, the Company may be required to impair all or a significant portion of this asset.

Software Development Costs

The determination of the point at which capitalization of qualifying costs properly commences is subject to a high degree of management judgment. On April 1, 2000, we started to capitalize software development costs related to our CampusPortal product. The technology developed for this product serves as the infrastructure to our campus and course management systems, thereby supporting our campus development revenue and indirectly student technology service fee line. As of March 31, 2001, we had capitalized $3.8 million of costs related to development of this product. In April 2001, the software was determined to be ready for its intended use, and accordingly, we began amortizing the capitalized costs over a useful life of three years. We did not capitalize any additional software development costs during 2003 or 2002. Through December 31, 2003, we had recorded $3.5 million of accumulated amortization, and therefore have approximately $314,000 of capitalized software development costs remaining to be amortized. We anticipate that the remaining capitalized software development costs will be fully amortized as of March 31, 2004. Amortization expense for the years ended December 31, 2003, 2002 and 2001 was $1.3 million, $1.3 million and $941,000, respectively. In general, the Company has expensed current costs for the development of internal-use software as incurred due to the fact that the costs qualifying for capitalization have been insignificant and the related lives are short.

Income Taxes

Income taxes consist of federal, state and local taxes. Accounting for income taxes and any related valuation allowance requires the application of significant judgment and estimates. We incurred significant losses since our inception through December 31, 2002 resulting in approximately $65.1 million of net operating loss carryforwards, which expire in varying amounts beginning in 2011. However, utilization of such prospective net operating loss carryforwards may be subject to certain limitations, such as limitations resulting from significant changes in ownership. In addition, income taxes may be payable during this time, due to operating income in certain tax jurisdictions which cannot be offset by operating loss carryforwards. If we have taxable income and the net operating loss carryforwards are not available, because they have been limited by tax law, been exhausted or have expired, we may be liable for significant taxes payable. In July 2003, we engaged an independent tax services firm to conduct an analysis of the availability of our net operating loss carryforwards, and we determined that our net operating loss carryforward will be limited by approximately $5.0 million in 2004 and $2.0 million in 2005, barring any significant change in ownership or tax laws.

We have not recorded any provision or benefit for federal and state income taxes during the year ended December 31, 2003, as we believe any tax liability incurred during this period would be offset by the benefit of our net operating loss carryforwards, and because, as discussed below, we have not yet determined that the realization of the deferred tax asset will be achieved, on a more likely than not basis.

We have established a valuation allowance against the entire amount of our net deferred tax asset of $21.9 million as of December 31, 2003, because we have not been able to conclude that it is more likely than not that we will be able to realize our deferred tax asset under the applicable accounting requirements for such assets, due primarily to our history of operating losses. Approximately $2.0 million of our deferred tax assets, as well as the associated valuation allowance, relate to tax benefits from stock-based compensation. In future periods, we will continue to assess our deferred tax assets for realizability. Should we conclude that these deferred tax assets are entirely or partially realizable, the valuation allowance will be reversed to the extent of such estimated realizability. To the extent the Company reverses the valuation allowance with respect to the tax benefit from stock-based compensation, the Company would record the deferred tax assets with a corresponding increase to additional paid-in capital. The reversal, if any, of the remaining valuation allowance would be recognized as deferred income tax benefit, and accordingly an increase to our net income per share in the period of reversal, in our consolidated statement of operations, with a corresponding deferred tax asset on our consolidated balance sheet. In future years, we will continue to assess our deferred tax assets for recoverability, which will require significant judgement on behalf of our management.

Description of Significant Components of our Consolidated Statement of Operations

Revenue

Over the past three years, eCollege primarily generated revenue from its eLearning student technology fees for students enrolled in online courses and online course supplements. We also recognized a smaller portion of eLearning revenue from online campus and course design and development services (including licensing and hosting services fees for online campuses), and other professional consulting activities.

With the acquisition of Datamark in October 2003, we started to generate revenue through a variety of other products and services including direct mail, media placement services, and interactive marketing. Of these lead generation services, direct mail accounted for 81% of the total enrollment marketing revenue we recognized in 2003. We also recognized a smaller portion of enrollment marketing revenue from custom research, admissions training, and student retention services.

We expect approximately 60% of our revenue in 2004 will be generated from the new Enrollment division while 40% will come from our eLearning division.

Cost of Revenue

Our eLearning cost of revenue consists primarily of employee compensation and benefits for our account management, online campus development, course design, technical personnel, and help desk departments as well as sales commissions. Our cost of revenue also includes software, hardware, and other direct costs associated with maintaining our data center operations, and our network infrastructure. Amortization of capitalized software development costs are also included in cost of revenue. We expect a decrease in cost of revenue of approximately $314,000 per quarter, beginning in April 2004, assuming no additional software development costs are capitalized. In addition, we allocate a portion of our occupancy and infrastructure costs to cost of revenue.

Our Enrollment division’s cost of revenue includes postage costs, raw material costs, including paper and ink, as well as all costs associated with the purchase/license of mailing lists. It also includes direct labor costs and contract production costs. The majority of the division’s purchased materials for direct mail are paper, ink, and postage. Both paper and ink are readily available from numerous suppliers at similar prices. Due to overall declines in demand in the paper market, paper prices during the past few years have remained relatively flat.

Sales commissions are recorded as revenue is recognized. Sales representatives also receive additional commissions for achieving significant goals such as signing large customers and increasing program offerings within current customers. These additional commissions are recorded upon contract signing.

Gross Profit

As our product mix continues to change and diversify, we expect that the mix of our cost of revenue will change accordingly. We have been able to achieve increases in our revenue without increasing our cost of revenue proportionally. In 2003, our revenue increased and our cost of revenue decreased as a percent of revenue. However, Datamark’s gross margins have historically been lower than those of our eLearning division’s gross margins. Therefore, while we expect our gross profits to increase in terms of absolute dollars in 2004, we expect to have a gross margin of approximately 48% to 52% for 2004 as compared to the 56% realized in 2003.

Product Development

Product development includes costs of maintaining, developing, creating, and improving our online solutions and software products. These costs consist primarily of employee compensation and benefits, consulting fees, occupancy, and depreciation expenses. Due to the nature of the Enrollment division’s business, we did not incur product development-related costs in 2003 and we do not expect to incur material product development costs in 2004. However, we do expect our development costs to increase in 2004 from the level incurred in 2003, as we continue to develop new products to respond to competitive pressures and the needs of our customers. In January 2004, the Company decided, based on timing and cost considerations, to supplement our development efforts by committing resources to offshore development in Sri Lanka. eCollege entered into an agreement with a third party to provide software development and related support services for non-critical development projects. Product development costs in the future may be reduced by any software development costs which are capitalized in accordance with relevant accounting standards.

Selling And Marketing

The principal components of our selling and marketing expenses in both divisions are employee compensation and benefits, advertising, industry conferences, and travel. Other significant components include marketing collaterals and direct mailings, consulting fees, occupancy, and depreciation expenses. We expect our total selling and marketing expenses to increase in 2004, primarily due to the acquisition of Datamark in late 2003.

General and Administrative

Both divisions have general and administrative departments which include finance, legal, human resources, corporate facilities, internal technical network administration and support, management information systems, and executives. Employee compensation and benefits represent the most significant component of general and administrative expense. Other components include rent, depreciation, communications, insurance, and professional and consulting fees. Although we expect to achieve some cost synergies from the acquisition of Datamark, we expect that our total general and administrative expenses will increase in 2004.

Amortization of Intangible Assets

Our amortization of intangible assets consists entirely of the amortization of our identified intangible assets which we recorded in connection with the Datamark acquisition. Specifically, customer relationships are amortized over their estimated useful lives of 8 years, and non-compete agreements are being amortized over their estimated useful life of 5 years. The Datamark trade name has been deemed to have an indefinite life and is not subject to amortization expense, however if facts and circumstances were to change to cause management to determine that this intangible asset does have a finite life that can be estimated, we would record an associated amortization expense within this expense caption. In addition, if we were to determine that the recorded goodwill and/or the identified intangible assets with indefinite and finite useful lives were partially or fully impaired at a future reporting date, all associated impairment expense would be recorded as an operating expense, and impact our reported results of operations.

Other Income (Expense), net

Other Income (Expense), net consists primarily of our interest expense associated with our various debt obligations. It also includes our interest income from invested cash and cash equivalents.

Results Of Operations and Future Outlook

In 2003, we achieved many milestones, including recording positive net income and experiencing significant revenue growth. We believe that our revenue growth will continue in 2004 primarily based upon the broadening of product offerings achieved with the Datamark acquisition and growth in student technology service fees, as our current customers add more online students and we add new customers from our target market.

Based on our current projections, we expect revenue in 2004 to range from $84.0 million to $87.0 million, an increase of approximately 130% from our 2003 total revenue, which includes only two months of Datamark’s results. Of this amount, approximately 60% of revenue is expected to come from the Enrollment division, and approximately 40% of revenue to come from the eLearning division. Revenue is expected to increase each quarter throughout the year.

We expect our gross profits to increase in terms of absolute dollars, however, we expect our gross margin percentage will decrease as Datamark’s gross margins have historically been lower than the margins of our eLearning division. We expect our development costs to increase approximately $1.0 million in 2004 from $5.6 million incurred in 2003 as we continue to develop new products and commit resources to our supplemental offshore development initiative. We anticipate our selling, marketing, and general administration costs will increase by approximately 100% due primarily to the inclusion of Datamark’s operations for a full year in 2004.

Within these cost of revenue and operating expense projections, we have included our expectation of approximately $2.2 million of stock-based compensation expense that will not require any cash settlement on the Company’s part. Also included are the anticipated $2.7 million of expenses related to depreciation and amortization of fixed assets and capitalized software costs.

Since the Datamark acquisition occurred on October 31, 2003, at which point we entered into our current debt agreements, all of the amortization of intangible assets and the majority of our interest expense in 2003 was incurred in the final two months of 2003. Accordingly in 2004, we expect that these expenses will be between $6.4 to $6.7 million when we will incur twelve months of these expenses, rather than just two months. Specifically, we expect $1.5 million in amortization of our identified intangible assets. Interest expense associated with the amortization of the discounts on the principal values of the Senior Subordinated Notes and the Seller Notes and interest expense associated with the amortization of debt issuance costs is expected to be approximately $1.1 million in total during 2004. However, due to the nature of these charges, we do not expect to have any cash outlays related to such expenses during 2004. We also do not expect to pay approximately $1.2 million in interest expense during 2004 related to the Seller Notes, since no interest payments are required until 2008. In addition, we expect to incur an additional $2.7 million of interest expense that is payable in 2004, therefore total interest expense is expected to be $4.9 million to $5.2 million in 2004.

Based on these projections and estimates we expect income from operations, prior to other income and interest expense, to range from $9.5 million to $11.5 million in 2004 and net income to range from $4.4 million to $6.4 million, excluding any income tax provision or benefit for income taxes.

These estimates are subject to numerous risks and uncertainties. We undertake no obligation to publicly update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Historical Results

The following discussion compares the historical results of operations for the years ended December 31, 2003, 2002, and 2001. These results include Datamark’s results of operations from October 31, 2003, the date on which we acquired all of the outstanding stock of Datamark, Inc. The inclusion of Datamark’s results for the two months ended December 31, 2003 cause significant fluctuations in the historical operating results of eCollege in 2003 as compared to 2002 and 2001.

Years Ended December 31, 2003 and 2002

Revenue. Revenue increased 56% to $36.9 million for the year ended December 31, 2003 from $23.7 million for the year ended December 31, 2002. The new Enrollment division was responsible for $7.7 million of this increase, primarily from the direct mail marketing services completed in November and December which accounted for $6.3 million. The remaining $5.4 million of the increase in revenue is primarily due to $6.9 million increase in student fees from online courses and an increase in other revenue of $1.6 million, offset by decline in campus and course fees of $3.0 million.

Total student fees represented $25.0 million and $18.1 million of total revenue for the years ended December 31, 2003 and 2002, respectively, an increase of 38%. Our eLearning customers benefit from volume discounts on their student technology fees based on the success of their distance programs. In addition, they often guarantee a minimum amount of student technology fees for each year they are under contract with us, for which they receive further discounts on our services. Therefore, as we expected, the 38% increase in our student fee revenue was not directly proportional to the increase in our customers' online student enrollments in 2003. Student enrollments in eCourses increased 47% to 327,308 from 222,087 in the prior year, while the corresponding revenue earned from distance enrollments increased 36% to $23.2 million from $17.1 million in 2002. We expect this trend of enrollment growth outpacing revenue growth to continue in 2004.

Student enrollments in our lower priced eCompanion course supplements increased 126% to 299,808 from 132,398 in the prior year. However, total revenue recognized from such supplements increased 70% during 2003 to $1.7 million from $1.0 million in 2002, due primarily to our pricing program offered to customers with commitments to significant online distance education programs. In order to enhance our current customer relationships and further penetrate the distance education market, we feel it is important to develop a greater presence in the lower-margin, on-campus market for key customers. On-campus usage is important to us because we want our customers' on-campus faculty and students to be comfortable with our platform so that they will be more likely to teach, or take, fully online courses and thereby drive more eCourse enrollment fees for us. For that reason, we offer the previously mentioned pricing scenario that is designed to make our product and service offerings more attractive for both on-campus and distance education programs. As evidenced by the enrollment growth in the on-campus eCompanion course supplements from 2002 to 2003, a number of our large customers have implemented our system on an enterprise-wide basis as opposed to solely in their online distance programs. However, due to our pricing strategy, our revenue from our online course supplement product has not grown in direct proportion to the enrollment growth. We expect this trend to continue in 2004.

Campus and course fees represented $2.6 million and $4.0 million of total revenue for the years ended December 31, 2003 and 2002, respectively, a decrease of $1.4 million or 35%. We recognized revenue from developing, licensing, and hosting online campuses for 198 different customers during 2003, down from the 217 customers that had online campuses in 2002. We’ve implemented a strategy to focus and serve customers who either have (or have the potential to have) large online programs, therefore we’ve seen a decrease in the number of customers from which we’ve only been earning campus fees. There were 3,834 new eCourses developed on our platform in 2003, 74 of which were individual courses developed by our professionals. This compares to 3,170 and 370, respectively in 2002. However, in 2003 we sold our course development services on an hourly basis more often than on a per-course basis, as was our past practice. Despite this change in how we sell our source development services, we have seen and expect to continue to see more customers self-design and develop online courses, resulting in lower revenue from our course development services. Our course development fees have declined as our customers have continued to use our proprietary tools to develop more courses on our CMS without our assistance. This trend has been exacerbated somewhat by another strategic initiative of ours, which is to offer free course conversion to large distance programs that want to move from competitor platforms to ours. While this has negatively impacted our course development revenue, we believe it has positively impacted the higher-margin student fee revenue due to the resulting availability of more online courses on the eCollege System.

Other revenue includes eLearning technical and instructional design consulting revenue of $986,000 and $1.1 million for the years ended December 31, 2003 and 2002, respectively. It also includes $1.4 million of other revenue from our Enrollment division, including $790,000 from interactive marketing services and $448,000 from media placement activities.

We expect to see continued growth in revenue for the eLearning division in 2004, but we expect that a greater percentage of that growth will be driven by the growth in student fee revenue as revenue from other product and service lines remain relatively stable. With the inclusion of our Enrollment division’s revenue for the entire year, we expect revenue in 2004 to range from $84.0 million to $87.0 million, an increase of approximately 130% from our 2003 total revenue, which includes only two months of Datamark’s results. Of this amount, approximately 60% of revenue is expected to come from the Enrollment division, and approximately 40% of revenue to come from the eLearning division. Revenue is expected to increase each quarter throughout the year.

Cost of Revenue. Cost of revenue for the year ended December 31, 2003 increased by 38% to $16.1 million compared to $11.7 million for the year ended December 31, 2002. The newly acquired Enrollment division increased direct mail and other cost of revenue in 2003 by $5.0 million. Student fees, campus and course fees, and other cost of revenue decreased by $581,000 or 5% to $11.1 million for the year ended December 31, 2003. This decrease is mainly attributable to a savings of $849,000 of depreciation expense primarily related to our internal technology cost of sales departments, commission expense of $185,000, and decreased NIST costs of $262,000. Offsetting these savings were increased salaries and related benefits of $350,000 and increased system costs of $125,000. Amortization expense related to our capitalized software costs for both of the years ended December 31, 2003 and 2002 was $1.3 million.

We expect our eLearning division’s cost of revenue, as a dollar amount, to remain relatively stable in 2004 due to operating efficiencies and current excess capacity in our data centers. Our average number of eLearning division personnel in the operations and account management areas decreased to 88 for the year ended December 31, 2003 from 98 in the same period in 2002, as we were able to improve on our operating efficiencies of our course development, help desk, and consulting services. We had 170 employees in our Enrollment division’s operations and account management areas at December 31, 2003. With the inclusion of our Enrollment division’s cost of revenue for the entire year, we expect to incur an increase of approximately 170% from our 2003 total cost of revenue, which includes only two months of Datamark’s results.

Gross Profit. We realized gross profit of $20.8 million, resulting in a 73% or $8.8 million increase for the year ended December 31, 2003 compared to the $12.0 million we realized in 2002. The new Enrollment division contributed $2.7 million to our gross profit for 2003, while the eLearning division contributed $18.1 million for the year ended December 31, 2003. The favorable increase of $6.1 million related to the eLearning division was primarily due to the increase in our student fees, which have a relatively higher contribution margin than most of our other revenue sources due to the realization of operating leverage on the generally-fixed nature of our data center expenses.

Since we expect our eLearning revenue to increase in 2004 while our cost of revenue for the eLearning division is expected to remain consistent with 2003 levels, we expect continued improvement in our gross margin in 2004 for our eLearning division. However, Datamark’s gross margins have historically been lower than our eLearning’s division. Therefore, in 2004 we expect to have a gross margin of approximately 48% to 52% on a consolidated basis.

Product Development. Product development expenses decreased slightly to $5.6 million for the year ended December 31, 2003 from $5.7 million for the year ended December 31, 2002. The Enrollment division did not incur expenses related to product development during the period of our ownership in 2003. The eLearning division recognized savings in rent, consulting, maintenance, and depreciation expenses of approximately $170,000. Savings related to severance payments made to an executive during 2002 offset increases to salaries and benefits related to additional staff personnel, netting to a savings of $46,000. Offsetting these savings were increases in travel and office expenses of $72,000. Our development staff increased to 57 for the year ended December 31, 2003 from 52 in the same period in 2002. All development personnel in 2003 were in the eLearning division.

We expect our development costs to increase in 2004 from the level incurred in 2003 as we continue to develop new products to respond to competitive pressures and the needs of our customers. Despite the lower cost of development activities in Sri Lanka associated with our new offshore development initiative (as compared to our United States development activities), the additional expenses for product development activities is expected to be approximately $1.0 million during 2004. The addition of Datamark is not expected to have a material effect on our total product development expenses in 2004.

Selling and Marketing. Selling and marketing expenses increased by $179,000 or 3% to $5.8 million for the year ended December 31, 2003. The Enrollment division had $673,000 of selling and marketing expenses recorded during the two months ended December 31, 2003, therefore accounting for the entire increase on a consolidated basis. For the eLearning division, selling and marketing expenses decreased to $5.1 million in 2003. The decrease was partially due to reduced expenses related to conferences, advertising, and promotion costs of $370,000, which were somewhat offset by increased collateral costs of $82,000, as we focused on more activities directed at key decision makers within our target markets.

Our eLearning division marketing personnel costs remained consistent as we were staffed with an average of 8 marketing-related employees during both of the years ended December 31, 2003 and 2002. We had decreases in rent and depreciation expense associated with our sales and marketing groups of $179,000 from the same period last year. Our eLearning division sales staff decreased to an average of 25 employees in 2003 from 27 in 2002. At December 31, 2003, the Enrollment division had 17 employees related to sales and marketing activities. With the addition of the Enrollment division, we expect a significant increase in total selling and marketing expenses in 2003 as we continue to serve both division’s existing customers as well as attempt to grow our customer base.

General and Administrative. General and administrative expenses increased $1.5 million or 27% to $7.1 million from $5.6 million, of which $644,000 related to the newly acquired Enrollment division. Additional factors for the increase during 2003 were increases in general corporate expenses such as franchise and personal property taxes, tax consulting, audit, and legal expenses of $589,000, as well as higher costs related to executive compensation and benefits including stock-based compensation. We also incurred approximately $375,000 of expenses specifically associated with the Datamark acquisition. These increased costs were offset somewhat by decreases in travel and depreciation expenses of $340,000. Our facilities costs decreased in 2003 since we incurred $208,000 of one time expenses related to our corporate headquarters move during the year ended December 31, 2002. Our executive and administrative personnel decreased to an average of 32 in 2003 from 35 during 2002 for the eLearning division, while at December 31, 2003, the Enrollment division had 17 employees.

We record stock-based compensation in connection with the grant of stock options and restricted share rights to employees, officers, and directors in accordance with our stock-based compensation accounting policy. The deferred charge is being amortized over the relevant vesting periods of such options or restricted share rights, which range from 1 to 5 years. We recorded $655,000 of stock-based compensation in the year ended December 31, 2003, of which approximately $300,000 was directly related to our adoption of SFAS No, 123 using the prospective method. Since we had previously accounted for our employee stock-based awards in accordance with APB No. 25, only $153,000 of stock-based compensation was recorded in the year ended December 31, 2002. A portion of such compensation expense was allocated to cost of revenue, selling and marketing expense, and product development expense, as appropriate, based on the recipients of the awards, however the majority of the stock-based compensation expense relates to our executive team and was therefore included in general and administrative expense.

We anticipate that our total general and administrative expenses will increase in 2004 primarily for the following items:

  $3.5 million to $4.3 million due to the addition of the Enrollment division’s executive and administrative staff and costs;
  $1.0 million of stock-based compensation related to restricted share rights granted to the Datamark management team at the time of the acquisition;
  $500,000 for the establishment of a corporate office in Chicago, including hiring a new Chief Financial Officer and additional office expenses such as rent; and
  $400,000 for other general corporate expenses and initiatives, such as Sarbanes-Oxley compliance.
Amortization of Intangible Assets. Our amortization of intangible assets of $249,000 consists entirely of the amortization of our identified intangible assets which we recorded in connection with the Datamark acquisition. Specifically, customer relationships with an estimated value of $8.1 million are being amortized over their estimated useful lives of 8 years, and non-compete agreements valued at $2.4 million are being amortized over their estimated useful life of 5 years. Amortization expense related to those assets are expected to be approximately $1.5 million in 2004.

Other Income (Expense). Our interest and other income, which consists primarily of interest earnings on our cash and cash equivalents and short-term investments decreased by $74,000 to $111,000 for the year ended December 31, 2003. Interest expense increased by $1.0 million, the majority of which related to the debt obligations incurred to fund the acquisition of Datamark, on October 31, 2003. Included in interest expense for the year ended December 31, 2003 was approximately $353,000 of foregone debt issuance costs that were incurred in September, 2003. These costs were originally incurred to establish a financing commitment from a lender to fund the Datamark acquisition. However, prior to the consummation of the Datamark acquisition, we were able to negotiate debt on more favorable terms with different lenders, therefore all of these costs were expensed during 2003.

One of our sources of financing to complete the Datamark acquisition was the debt we issued in October 2003, with $35.0 million in face value. The majority of our debt is not due until 2007, however due to the accounting treatment given to certain components of the debt we issued, our results of operations will include a significant amount of interest expense in 2004 and in the future. For the year ended December 31, 2003, we incurred total interest expense of $1.3 million. Since the majority of our current year interest expense was incurred in the final two months of 2003, we expect that these expenses will be significantly higher in 2004 when we will incur twelve months of these expenses. We expect total interest expense of $4.9 million to $5.2 million in 2004.

Net income. Our net income increased to $942,000 or $0.05 per basic and diluted share for the year ended December 31, 2003 from a net loss of $4.9 million or $0.30 per basic and diluted share in 2002. We expect to have net income in the range of $4.4 million to $6.4 million, or $0.20 to $0.29 per diluted share for the year ended December 31, 2004.

Years Ended December 31, 2002 and 2001

Revenue. Revenue increased 19% to $23.7 million for the year ended December 31, 2002 from $19.8 million for the year ended December 31, 2001. The $3.9 million increase in revenue is primarily due to an increase in the number of student enrollments in online courses. Student fees represented $18.1 million and $13.1 of total revenue for the years ended December 31, 2002 and 2001, respectively, an increase of 38%. Student enrollments in eCourses increased 51% to 222,087 from 147,012 in the prior year, with the corresponding increase in revenue increasing 37% to $17.1 million from $12.5 million in 2001, due to our customers benefiting from volume pricing discounts. Student enrollments in our lower priced eCompanion course supplements increased 193% to 132,398 from 45,226 in the prior year, however total revenue recognized from such supplements increased 63% during 2002 due primarily to a pricing program offered to customers with commitments to significant online distance education programs.

Campus and course fees represented $4.0 million and $4.7 million of total revenue for the years ended December 31, 2002 and 2001, respectively, a decrease of $749,000 or 16%. We recognized revenue from developing, licensing, and hosting online campuses for 217 different customers during 2002, up from the 173 customers that had online campuses in 2001. There were 3,170 new eCourses developed on our platform in 2002, 370 of which were individual courses developed by our professionals. This compares to 2,600 and 700, respectively in 2001.

Other revenue includes technical and instructional design consulting revenue of $1.1 million and $825,000 for the years ended December 31, 2002 and 2001, respectively. Revenue from a grant from the National Institute of Standards and Technology ("NIST") decreased to $95,000 from $809,000 for these same periods, respectively, due to the expiration of our research grant in April 2002.

Cost of Revenue. Cost of revenue decreased to $11.7 million for the year ended December 31, 2002 from $13.8 million for the year ended December 31, 2001, a decrease of $2.2 million or 16%. Our cost of revenue decreased primarily due to a reduction in the total costs under our Grant Program and the related decrease in our Grant Program liabilities, reduced personnel costs for our operations and account management groups and reduced outside consulting expenses. The Grant Program resulted in a net reduction of cost of revenue expenses of $91,000 for the year ended December 31, 2002 compared to a net increase in cost of revenue expenses of $1.6 million for Grant Program activities for the year ended December 31, 2001. Our average number of personnel in the operations and account management areas decreased to 98 for the year ended December 31, 2002 from 131 in the same period in 2001, as we were able to improve on our operating efficiencies of our course development, help desk and consulting services while also concluding our NIST research program. Personnel costs were $710,000 less in 2002 than in 2001 while external consulting decreased by $211,000. Commission expense increased, however, by $407,000 from 2001 to 2002. Amortization expense related to our capitalized software costs for years ended December 31, 2002 and 2001 was $1.3 million and $941,000, respectively.

Gross Profit. We realized a gross profit of $12.0 million for the year ended December 31, 2002 as compared to a gross profit of $6.0 million for year ended December 31, 2001. The favorable increase of $6.0 million was primarily due to the increase in our student fees, which have a higher contribution margin than most of our other revenue sources; improved utilization of our professional services and consulting staff as we continue to improve the technology and business processes used to develop campuses and courses for our customers; and realization of operating leverage on the generally-fixed nature of our data center expenses as our revenue increased. Also contributing to the increased gross profit was the reduction of estimated total costs related to our Grant Program and the expiration of our NIST research program.

Product Development. Product development expenses of $5.7 million for the year ended December 31, 2002 were 18% higher than the $4.8 million expenses incurred for the year ended December 31, 2001. As we continue to design and develop enhanced features for our course management system and other product and hosting offerings, our personnel costs in the development group have increased by $869,000. However, the increase in personnel costs was partially offset by a $58,000 decrease in external consulting expense incurred during the year ended December 31, 2002, as compared with the same period in 2001. Our development staff remained consistent with an average of 52 employees for 2002 and 2001.

Selling and Marketing. Selling and marketing expenses decreased to $5.6 million for the year ended December 31, 2002 from $7.1 million for the year ended December 31, 2001, a decrease of $1.5 million or 21%. The decrease was partially due to decreases in direct mail and trade conference expenses of $589,000, which were somewhat offset by increased promotion costs of $128,000, as we focused on more activities directed at key decision makers within our target markets. Marketing expenses associated with the Grant Program for the year ended December 31, 2002 were $433,000 less than those in the same period last year. Our marketing personnel costs decreased, as we were staffed with an average of 8 marketing-related employees during the year ended December 31, 2002, down from an average of 16 such employees in 2001. We also had a decrease in outside consulting services of $284,000 in the year ended 2002, while depreciation expense associated with our sales and marketing groups decreased $192,000 from the same period last year. Our sales staff decreased to an average of 27 employees in 2002 from 35 in 2001 as we eliminated our internal telemarketing sales department in January 2002.

General and Administrative. General and administrative expenses decreased by 16% to $5.6 million for the year ended December 31, 2002 from $6.7 million for the year ended December 31, 2001. The decrease was primarily due to a decrease in executive compensation, severance and amortization of deferred compensation, as well as other cost savings due to improved efficiencies. Total administrative salaries and other benefits decreased $770,000 and amortization of deferred compensation for our executives and Board of Directors decreased by approximately $550,000. These savings outweighed moderate increases in corporate insurance and building occupancy costs during 2002. We also incurred $208,000 of expenses related to our corporate headquarters move during the year ended December 31, 2002. Our executive and administrative personnel decreased to an average of 35 in 2002 from 44 during 2001.

We recorded deferred compensation in connection with the grant of stock options and restricted common stock to employees, officers, directors, and former executives in accordance with our stock-based compensation accounting policy that was in effect during 2002 and 2001. The deferred charge was being amortized over the relevant vesting period of such options or restricted stock, which ranges from one to five years. Of the total deferred compensation we had recorded as of December 31, 2002, $153,000 was amortized in the year ended December 31, 2002, while $704,000 was amortized in the year ended December 31, 2001.

Other Income (Expense). Interest and other income, which consists primarily of interest earnings on our cash and cash equivalents and short-term investments, decreased to $185,000 for the year ended December 31, 2002, from $753,000 for the year ended December 31, 2001. This decrease is primarily due to a decrease in cash invested in interest bearing securities as a result of the use of such cash in our operations. Interest expense, primarily related to our capital lease lines of credit, was $243,000 and $270,000 for the years ended December 31, 2002 and 2001, respectively. Other expense of $152,000 during the year ended December 31, 2001 is primarily attributable to the net realized losses on sales of our short-term investments.

Net loss. Our net loss decreased to $4.9 million, or $0.30 per share, from $12.3 million, or $0.76 per share, for the years ended December 31, 2002 and 2001, respectively.

Segment Information

The two reportable segments disclosed in this document are based on our management organizational structure as of December 31, 2003. A detailed description of the products and services, as well as financial data, for each segment can be found in Note 10 of the Consolidated Financial Statements in Item 8. Please note that based on how our management team reviews and evaluates segment performance, amortization of intangible assets, along with interest and other income/(expense) are not included in the following segment historical operating results. Rather, those types of expenses are only considered when evaluating the results of the consolidated company. Future changes to this organizational structure may result in changes to the reportable segments disclosed.

Historical Results

The historical results and discussions below include the historical results of each of eCollege’s segments in fiscal 2003, 2002, and 2001, including Datamark’s results of operations from October 31, 2003 (the acquisition date).

eLearning Division - Historical Results

	Year Ended December 31,

	2003	2002		2001

	(in thousands, except percentage)

Net revenue	$29,135	$23,692		$19,847
Income (loss) from operations	$913	$(4,863)		$(12,668)
Income (loss) from operations as a percentage of net revenue	3%	(21%	)	(64%	)

eLearning revenue grew 23% in 2003 and 19% in 2002 from the prior year. The increase in revenue for both years is primarily due to an increase in the number of student enrollments in online courses. From our inception through December 31, 1998, the majority of our revenue was generated by development and design services fees for building online campuses and courses, and, to a lesser extent, student fees. However, student fees represented $25.0 million, $18.1 million, and $13.1 million of total revenue for the years ended December 31, 2003, 2002, and 2001, respectively, which translates into increases of 38% in both 2003 and in 2002. Student fees have become the majority of our total eLearning revenue as the number of online courses offered by our customers and the number of students enrolled in those courses delivered on our course management platform continues to increase while the revenue generated by our online campus and course development services has declined. As previously mentioned, our student fee revenue growth has been outpaced by the growth in enrollments on the eCollege System due to various pricing programs that we offer to benefit customers with large online distance programs. We expect these trends in our revenue mix and growth to continue in 2004.

Our customers offer traditional, as well as quarterly, bi-monthly and monthly course terms to their students, therefore we typically host more courses during the spring academic term than in the summer or fall terms, primarily because the spring term starts at the beginning of the month as opposed to the summer and fall terms that start mid month. As a result, there are more starts included in the first month of spring. As a result, consecutive academic term enrollment results are not directly comparable. The following table presents the number of student enrollments our customers had start in online courses and our lower priced course supplements during the 2003, 2002, and 2001 spring, summer, and fall academic terms.

	Distance Course Enrollments			On-Campus Course Supplement Enrollments			Total Student Enrollments

	2003	2002	2001	2003	2002	2001	2003	2002	2001

ACADEMIC TERM:
Spring (January 1 - May 15)	138,630	89,660	59,292	97,925	38,463	5,608	236,555	128,123	64,900
Summer (May 16 - August 15)	70,129	52,305	29,907	31,658	16,637	1,596	101,787	68,942	31,503
Fall (August 16 - December 31)	118,549	80,122	57,813	170,225	77,298	38,022	288,774	157,420	95,835

Total student enrollments	327,308	222,087	147,012	299,808	132,398	45,226	627,116	354,485	192,238

For a more detailed explanation of revenue components and the growth trends of the eLearning division revenue, please see the the information under the "Historical Results" section of the "Results of Operations and Future Outlook" category of the "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained earlier in this Item 7.

Income (loss) from operations and income (loss) from operations increased by $13.6 million between 2001 and 2003. The favorable increase was primarily due to the increase in our student fees, which have a relatively higher contribution margin than most of our other revenue sources through the realization of operating leverage on the generally-fixed nature of our data center expenses, and improved utilization of our professional services and consulting staff as we continue to improve the technology and business processes used to develop campuses and courses for our customers. In addition, as we continue to become more efficient in designing and developing the enhanced features for our course management system and other product offerings, our development expenses have not grown in direct proportion to sales.

Enrollment Division - Historical Results

	Year Ended December 31,

	2003	2002	2001

	(in thousands, except percentage)
Net revenue	$7,725	$-	$-
Income (loss) from operations	$1,432	$-	$-
Income (loss) from operations as a percentage of net revenue	19%	-%	-%

As Datamark was acquired on October 31, 2003, the preceding results only show activity for the last two months of 2003. During the ten months ended October 31, 2003 (prior to our acquisition of Datamark), Datamark’s revenue was $35.6 million and income from operations was $3.8 million. Therefore, on a pro forma basis for the entire year, Datamark’s revenue was $43.3 million and income from operations was $5.4 million.

For a more detailed explanation of revenue components and operating results of the Enrollment division, please see the the information under the "Historical Results" section of the "Results of Operations and Future Outlook" category of the "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained earlier in this Item 7.

Liquidity and Capital Resources

The Company’s cash and cash equivalents increased by $2.3 million from $13.6 million at December 31, 2002, to $16.0 million at December 31, 2003. Balances at December 31, 2003 and 2002 reflect cash from draws on our line of credit of $9.4 million and $2.9 million, respectively. Such draws were made to demonstrate the availability of the funds and were repaid in January of 2004 and 2003, respectively. The increase in total cash and cash equivalents from December 31, 2002 was primarily due to cash provided by financing activities of $58.3 million and cash provided by operating activities of $2.8 million, offset by net cash used in investing activities of $58.8 million. Included in cash provided by financing activities for the year ended December 31, 2003 was $30.5 million received in a private placement of 2.9 million shares of common stock, reduced by $1.7 million total issuance costs associated with the private placement. Included in the cash provided by operations for the year ended December 31, 2003 were adjustments to net income of $2.0 million for depreciation and $1.5 million for amortization expense of capitalized software and intangible assets. Through December 31, 2003 we also used $57.6 million of cash to purchase Datamark, including third party costs related to the acquisition, and have used $1.2 million to purchase computer software and equipment.

Under the terms of the stock purchase agreement for the Datamark acquisition, the purchase price was to be adjusted based upon Datamark’s working capital at the date of completion of the transaction. eCollege and the former Datamark stockholders agreed that $1.0 million of the cash consideration paid by eCollege would be put into a working capital escrow until the final purchase price was determined. As a result, the Company currently has recorded $1.2 million as due from former Datamark stockholders on the consolidated balance sheet, of which $1.0 million of cash is in escrow and $208,000 is owed from the former Datamark stockholders. However, the purchase price adjustment is being disputed by the selling stockholders, who have not yet agreed to this amount. The stock purchase agreement provides for certain indemnification of eCollege by the selling stockholders, severally and not jointly. To satisfy, in part, these indemnification obligations, $5.0 million of the purchase price was placed in escrow and eCollege has the right to offset up to an additional $5.0 million owed under the Seller Notes for indemnified claims. However, the former stockholders of Datamark are only liable to eCollege for indemnification under the terms of the sale of Datamark if and only to the extent that the aggregate indemnifiable damages incurred by eCollege exceed the sum of $500,000. This limitation on indemnification does not apply to certain breaches of the representations of the selling stockholders under the stock purchase agreement, including indemnification for damages incurred by eCollege associated with any unpaid or unrecorded liabilities for taxes related to periods prior to October 31, 2003.

eCollege has up to one year from the acquisition date to finalize its purchase accounting related to the acquisition. If the Company’s expectations regarding amounts due from the former Datamark stockholders change, an adjustment to goodwill may be recorded in the future.

As previously discussed, the Company entered into an agreement in January 2004 with a third party to provide offshore development in Sri Lanka. Under the agreement, we are required to pay for services through January 15, 2005. Anytime after this date, we can cancel the contract provided that we give six months notice, at which time we would continue to receive services pursuant to the agreement until the cancellation of the contract. The Company believes that we will incur expenses of approximately $1.0 million related to this contract in 2004.

Issuance of equity securities

We have financed the majority of our operations through the issuance of equity securities. We have sold common stock and preferred stock generating aggregate proceeds of $118.0 million, including our private placement offering in August 2003, from inception through December 31, 2003. We used the net proceeds from these equity financings for funding capital expenditures and supporting sales, marketing, product development activities, expanding our data center, enhancing financial information systems, and for other expenses associated with our growth. We also used the majority of the $28.8 million net proceeds from our August 2003 private placement to partially fund the acquisition of Datamark in October 2003.

Borrowings

In October 2003, the Company entered into an agreement with a bank to obtain a $10.0 million revolving line of credit, (the "Revolver") that will mature on October 31, 2005, and which replaced the previous revolving line of credit. The interest rate on the Revolver is equal to the bank’s prime rate, which was 4.00% at December 31, 2003, plus 1.25%, but at no time will be less than 5.25%. The Revolver contains certain financial covenants and is secured by all of the Company’s assets. In December 2003, the Company drew $9.4 million from the Revolver. The entire amount was subsequently repaid in January 2004. We were in compliance with all financial covenants as of December 31, 2003. The Company previously had a $3.8 million revolving line of credit that was due to mature on April 10, 2004. The interest rate on the revolving line of credit was adjustable and was equal to the bank’s prime rate plus 1.25%. In December 2002, the Company drew $2.9 million from its revolving line of credit. The entire $2.9 million draw was subsequently repaid in January 2003. The Company drew and repaid a total of $6.1 million from its revolving line of credit at different points throughout the year ending December 31, 2003.

The Company obtained a $3.0 million term loan ("Term Loan") with a bank in October 2003. The Term Loan refinanced the existing term loan and the outstanding debt on the equipment lease facility described below. The Term Loan has an interest rate of 7.0% per annum. The Term Loan will be repaid in 36 equal installments and is secured by all of the Company's assets. At December 31, 2003, the Company had $2.9 million outstanding under the term loan. The Company also incurred approximately $56,000 in debt issuance costs in connection with the Term Loan. These debt issuance costs were deferred and are being amortized as interest expense over the three-year term of the loan. The Term Loan contains certain financial covenants. We were in compliance with all financial covenants as of December 31, 2003.

The previous term loan was obtained in May 2003 in order to refinance two sale-leaseback arrangements, and had a 36 month term and an adjustable interest rate of prime plus 2.75% (not to be less than 7.00% nor more than 9.00%). The previous equipment lease facility was obtained in May 2003, provided up to $1.0 million in equipment financing, and had an adjustable rate of prime plus 2.75% (not to be less than 7.00% nor more than 9.25%).

As previously discussed, in October 2003, the Company issued $20.0 million in Senior Subordinated Notes to a lender. The Senior Subordinated Notes have principal payments due in $5.0 million quarterly increments beginning on December 31, 2007, with interest payments due quarterly beginning on December 31, 2003, at a rate of 12.5% per annum. The Senior Subordinated Notes are secured by all of the Company's assets. In connection with the issuance of the Senior Subordinated Notes, the Company issued warrants to the lender to purchase 200,000 shares of common stock at a price of $13.00 per share. However, if at the time of exercise of all or any portion of the warrants, the fair market value of the Company’s common stock is less than $13.00 per share for the thirty trading days immediately preceding the date of such exercise, then the exercise price shall be automatically adjusted such that the exercise price will be equal to $10.00 per share with respect to such exercise. The warrants expire on October 31, 2008.

The net proceeds received in connection with the issuance of the Senior Subordinated Notes totaled $20.0 million, which were allocated to the Senior Subordinated Notes and the warrants. The Company allocated $3.3 million to the warrants based upon the fair value of the warrants, which was estimated using the Black-Scholes option pricing model, a risk free interest rate of 3.0%, volatility of 85%, 0% dividend yield, and an expected life of five years (the contractual life). The remaining $16.7 million was allocated to the Senior Subordinated Notes. The debt discount attributable to the value of the warrants will be amortized as interest expense over the five-year term of the Senior Subordinated Notes using the interest method. The Company also incurred approximately $1.0 million in debt issuance costs in connection with the Senior Subordinated Notes. The debt issuance costs were deferred and will be amortized as interest expense over the five-year term of the Senior Subordinated Notes. The Senior Subordinated Notes contain certain financial covenants. We were in compliance with all financial covenants of of December 31, 2003.

Also in connection with the acquisition of Datamark in October 2003, the Company issued Seller Notes totaling $12.0 million as previously discussed. The Seller Notes, with interest and principal due in 2008, are comprised of a series of notes issued to the selling stockholders, aggregating to $7.0 million, which bear simple interest at a rate of 10.0% per annum and another series of notes issued to the selling stockholders, aggregating to $5.0 million, which bear simple interest at a rate of 10.0%, compounded annually. The Company recorded $8.9 million for the notes issued to the Sellers based upon their estimated fair value, resulting in a discount of $3.1 million, which is being amortized over the term of the debt using the interest method. The fair value of the Seller Notes was determined by an independent third party who considered, among other factors, the effective interest rate of the Senior Subordinated Notes, and other comparable debt securities. Due to the discounts on the Senior Subordinated Notes and Seller Notes, any pre-payments of these debt obligations would result in additional interest expense in the period of any such pre-payment. The Senior Subordinated Notes also contain a provision that provides for the acceleration of all interest payments due through October 31, 2006 upon early extinguishment of the debt prior to October 31, 2006.

As a result of the debt discounts recorded on the Senior Subordinated Notes, and the Sellers Notes, and the associated debt issuance costs, the effective interest rate on these debt instruments is 19% and 15%, respectively.

We expect our current cash, cash equivalents, and short-term investments, together with cash generated from operations, to meet our working capital and capital expenditure requirements for at least the next twelve months. We expect to use between $2.4 million and $3.0 million for purchases of property and equipment in 2004. We also expect to have principal and cash interest due on our debt in 2004 of approximately $3.8 million. Based on our expected cash flows from operating activities, we therefore expect to increase our cash and cash equivalents by between $7.0 million and $11.0 million during 2004, excluding any payments or draws on our Revolver.

We may desire or need to raise additional capital through public or private financing, strategic relationships, or other arrangements in the future. In the event that we desire or need to raise additional capital, we cannot assure that additional funds will be available or that funds will be available on terms favorable to us. Furthermore, we may have to sell stock at prices lower than those paid by existing stockholders, which would result in dilution to those stockholders, or we may have to sell stock or bonds with rights superior to rights of holders of common stock. We have incurred significant additional debt as of December 31, 2003, which could make it more difficult or expensive to raise additional capital. Any debt financing might involve restrictive covenants that could limit our operating flexibility. If adequate funds are not available on acceptable terms, we may be unable to develop or enhance our services and products, take advantage of future opportunities, or respond to competitive pressures, which could have an adverse effect on our business and our financial position. Any future need to raise additional funds could also directly and adversely affect our stockholders’ investment in our common stock.

Contractual Obligations

The impact that our contractual obligations as of December 31, 2003 are expected to have on our liquidity and cash flow in future periods is as follows (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Long term debt including current portion[1]	$34,917	$1,000	$1,917	$32,000	$-
Line of credit[2]	9,365	9,365	-	-	-
Operating lease obligations[3]	6,295	1,788	3,103	1,404	-

Total	$50,577	$12,153	$5,020	$33,404	$-

(1)    Amounts represent the expected cash payments of the stated face value of principal on our debt and do not include any interest or fair value adjustments.
(2)    Our line of credit was repaid in January 2004.
(3)    The Company leases office space and equipment under various non-cancelable operating leases.

Rent expense for the years ended December 31, 2003, 2002, and 2001 was $1.1 million, $1.3 million, and $1.1 million, respectively. We expect rent expense to be approximately $2.0 million in 2004.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities ("VIEs"), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2003, we are not involved in any material unconsolidated VIE transactions.

Recent Accounting Pronouncements

Effective July 1, 2003, the Company adopted EITF 00-21. EITF 00-21 addresses how to allocate revenue in arrangements that include more than one product or service and governs how to identify whether goods or services, or both, that are to be delivered separately in a bundled sales arrangement should be accounted for separately. EITF 00-21 is applied prospectively to arrangements entered into in periods beginning after June 15, 2003. The adoption of this rule had no impact on the Company's financial position or results of operations.

RISK FACTORS

This section identifies certain risks that we face. If we are unable to appropriately address these and other circumstances that could have a negative effect on our business our business may suffer. Negative events are likely to decrease our revenues, increase our costs, make our financial results worse, and decrease our financial strength, and may cause our stock price to decline. In management’s current assessments the most significant risks that could affect our business include the following:

We Operate in a Highly Competitive Market.

The online learning market is evolving quickly and is subject to rapid technological change. The market is highly competitive, with no single competitor accounting for a dominant market share. Competition is most intense from software companies with specific products for the college and university market; service companies which seek to offer a complete solution utilizing their own services and third-party software; systems integrators; and hardware vendors. Some colleges and universities construct online learning systems utilizing in-house personnel and creating their own software or purchasing software components from a vendor. Other competitors in this market include a wide range of education and training providers using video, mail correspondence, CD-ROM, and live online training. The market for enrollment marketing services to the post-secondary education market is also highly competitive. Competition is most intense from colleges and universities that perform their own enrollment marketing services in-house. Datamark also faces competition from other enrollment marketing companies in the market, as well as from direct marketing companies, media placement agencies, and online marketing companies.

We believe that the level of competition will continue as new technologies are developed, as current competitors increase the sophistication of their offerings and as new participants enter the market. The rapid growth of the online learning market and the for-profit post-secondary education market is likely to attract additional well financed competitors. Some of our current and potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing, and other resources than we do. Certain competitors may be able to secure alliances with customers and affiliates on more favorable terms, devote greater resources to marketing and promotional campaigns and devote substantially more resources to systems development than we can. In addition, it is possible that certain competitors, or potential competitors, could reduce their pricing to levels that would make it difficult for us to compete. Increased competition may result in reduced operating margins, as well as loss of market share and brand recognition.

In addition, in order to compete effectively in our markets, we may need to change our business in significant ways. For example, we may change our pricing, product, or service offerings, make key decisions about technology directions or marketing strategies, or acquire additional businesses or technologies. Any of these actions or effects could hurt our business, results of operations, and financial condition.

A Significant Portion of Our Revenue Is Generated From a Relatively Small Number of Customers.

Revenue from a small number of customers has comprised a substantial portion of our historical eLearning division revenue and is expected to represent a substantial portion of our revenue in the foreseeable future. Our largest 30 eLearning customers accounted for 69% of our revenue for the year ended December 31, 2003. Any cancellation, deferral, or significant reduction in work performed for these principal customers, or failure to collect accounts receivable from these principal customers, could have a material adverse effect on our business, financial condition, and results of operations. One of the eLearning division's largest customers has notified us that it will not renew its guaranteed minimum contract with us when it expires in April 2004. This customer generated approximately 6% of our total consolidated revenue during the year ended December 31, 2003.

Revenue from a small number of customers has comprised a substantial portion of the Enrollment division’s revenue and is expected to represent a substantial portion of its revenue in the foreseeable future. Datamark's largest 30 customers accounted for approximately 87% of total revenue for the year ended December 31, 2003. Any cancellation, deferral, or significant reduction in work performed for these principal customers, or failure to collect accounts receivable from these principal customers, could have a material adverse effect on the business, financial condition, and results of operations of Datamark and the combined companies.

Our Network Infrastructure and Computer Systems May Fail.

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

Because our services involve the storage and transmission of proprietary and confidential customer and student information our success depends on our ability to provide superior network security protection and the confidence of our customers in that ability. Our system is designed to prevent unauthorized access from the Internet and, to date, our operations have not been affected by security breaks; nevertheless, in the future we may not be able to prevent unauthorized disruptions of our network operations, whether caused unintentionally or by computer "hackers" or by the failure of our Internet service providers to provide us with adequate bandwidth and service. Despite precautions we have taken, unanticipated problems affecting our systems have from time to time in the past caused, and in the future could cause, interruptions or delays in the delivery of our products and services. Any damage or failure that interrupts or delays our operations could have a material adverse effect on our business and financial results.

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

We incurred significant additional debt in connection with the Datamark acquisition, leaving us with approximately $34.9 million of total principal debt obligations at December 31, 2003, excluding the line of credit of $9.4 million, which was repaid in January 2004, compared to total debt of $1.8 million at September 30, 2003. The $3.0 million Term Loan and the $20.0 million Senior Subordinated Notes are secured by all of our assets. Our debt could have important consequences to our stockholders. Because of our substantial debt:

  Our ability to obtain additional financing for working capital, capital expenditures, acquisitions, general corporate purposes, or other purposes may be impaired in the future;
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
The breach of any of the covenants or restrictions contained in our Term Loan, Senior Subordinated Notes, Seller Notes, or our Revolver could result in a default under the applicable agreement which would permit the applicable lenders to declare all amounts outstanding thereunder to be due and payable, together with accrued and unpaid interest, and foreclose on our assets. In any such case, we may be unable to make any borrowings under our Revolver and may not be able to repay the amounts due under our Term Loan, Senior Subordinated Notes, or Seller Notes. This could have serious consequences to financial condition and results of operations and could cause us to become bankrupt or insolvent.

Our Stock Price Is Likely to be Volatile.

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
  Changes in market valuations of other online service companies or our customers;
  Future sales of our common stock;
  Stock market price and volume fluctuations;
  General political and economic conditions, such as a recession, war or terrorist attacks or interest rate or currency rate fluctuations; and
  Other risk factors discussed in or incorporated by reference into this report.
These factors may adversely affect the market price of our common stock. In addition, the market prices for stocks of many Internet-related and technology companies have historically experienced extreme price fluctuations that appeared to bear no relationship to the operating performance of these companies. In the event our stock price fell significantly, investors might sue the Company, causing increased litigation expenses and, possibly, the payment of large damages or settlement fees.

We May Not Effectively Manage The Integration of Datamark (or any Future Acquisitions That We May Make) Into eCollege.

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
  Developing and maintaining uniform standards, controls, procedures, and policies, including internal controls; and
  Limiting expenses related to integration.
We may not succeed in addressing these risks or any other problems or liabilities encountered in connection with the acquisition. The diversion of the attention of management and any difficulties encountered in the process of combining the companies could cause the disruption of, or a loss of momentum in, the activities of our business or could cause the impairment of relationships with customers and business partners. Further, the process of combining the two companies' businesses could negatively affect employee morale and our ability to retain some key employees, and could cause customers to cancel existing agreements, not renew contracts upon their expiration, or choose not to purchase new products or services from us. In the event that the traditional customers and business partners of either company are not receptive to the products and services of the other, we may not realize some of the expected benefits of the acquisition. If the benefits of the acquisition do not exceed the associated costs, including costs associated with integrating the two companies, our financial results, including earnings per share and stock price, could be materially adversely affected.

We may make additional acquisitions, or invest in other companies. Acquisitions, including that of Datamark, involve a number of risks, including but not limited to those set forth above and the following: the creation of a variety of accounting charges, which could increase our reported expenses, including impairment of goodwill and the write off of acquired intangible assets; diminishing the value of our brands or reputation if an acquired company turns out to be a poor performer; and the assumption of most or all of the liabilities of the acquired companies, some of which may be hidden, significant, or not reflected in the final acquisition price.

Certain Aspects Of The Datamark Acquisition Could Negatively Impact Our Financial Results.

Certain aspects of the Datamark acquisition could negatively impact our financial results. We recorded a significant portion of the approximate $70.3 million purchase price as goodwill and identifiable intangible assets. Intangible assets resulting from acquisitions require significant judgment in terms of establishing their fair value, determining appropriate amortization periods, and assessing such intangibles, including goodwill, for impairment in the future. It is possible that our review of such intangible assets in the future could determine that they are impaired and the amount of such impairment could be significant. We recorded approximately $10.5 million of the purchase price as identifiable intangible assets, which will cause us to record additional non-cash amortization expense in the future and which will also be reviewed periodically for impairment in the future. An impairment charge could be material, if it is determined that an impairment of the assets has occurred. We are also incurring interest expense related to fair value of the warrants issued in connection with the Senior Subordinated Notes and the discount to fair value of the Sellers' Notes. We will also have increased cash interest expense due to the increased debt levels we've incurred to finance the acquisition, and will be required to repay the face amount of these debt instruments ($32.0 million upon their maturity). All of these additional expenses and cash outflows could negatively impact our financial results, financial position, and liquidity.

We May Desire or Need to Raise Additional Capital In The Future And It May Not Be Available On Acceptable Terms.

We may desire or need to raise additional capital through public or private financing, strategic relationships, or other arrangements in the future. In the event that we desire or need to raise additional capital, we cannot assure that additional funds will be available or that funds will be available on terms favorable to us. Furthermore, we may have to sell stock at prices lower than those paid by existing stockholders, which would result in dilution to those stockholders, or we may have to sell stock or bonds with rights superior to rights of holders of common stock. Any debt financing might involve restrictive covenants that could limit our operating flexibility. If adequate funds are not available on acceptable terms, we may be unable to develop or enhance our services and products, take advantage of future opportunities, or respond to competitive pressures, which could have an adverse effect on our business and our financial position. Any future need to raise additional funds could also directly and adversely affect our stockholders' investment in our common stock.

We Depend On Our Customers and Third Parties to Market Student Enrollments for Online Courses.

A substantial portion of our eLearning division revenue is derived from fees for each enrollment in an online course that we host for our customers. Generally, we do not market directly to students to generate enrollments in our customers' courses and therefore have little influence on the number of students that enroll. We are therefore dependent on the institutions and organizations that purchase our products and services to market to individual students. The failure of these third parties to effectively attract, maintain, and increase student enrollments could affect our revenue growth and have a material adverse effect on our business and financial results. Although Datamark provides enrollment marketing services for its customers, the majority of Datamark's customers are not customers of our eLearning division, and there can be no assurance that they will become customers of our eLearning division.

We May be Unable to Sustain Profitability.

Although we reported net income for the first time during the second quarter of 2003, and Datamark, under its previous owners and structure, has realized net income for each reporting period since 2001, there can be no guarantee that we will be able to sustain profitability. We believe that our success depends, among other things, on our ability to increase our revenue by further developing existing customer relationships and developing new relationships with colleges, universities, and other potential customers without increasing our expenses at the same rate. If we are unable to continue to increase our revenue, our business and financial results will be materially and adversely affected.

We May Not be Able to Protect Our Intellectual Property and Proprietary Rights and We May be Subject to Claims of Infringement by Third Parties.

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

Government Regulation May Adversely Affect Our Future Operating Results.

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

Our Operating Results May Fluctuate Significantly and May Be Below the Expectations of Analysts and Investors.

The sales cycle for our products and services varies widely and it may be difficult for us to predict the timing of particular sales, the rate at which online campuses, courses, and/or course supplements will be implemented, the number of students who will enroll in the online courses, or the rate of which new or future customers will utilize our enrollment growth services. Because a significant portion of our eLearning division’s costs are fixed and are based on anticipated revenue levels, small variations in the timing of revenue recognition could cause significant variations in operating results from quarter-to-quarter. Since we may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall, any significant decrease in revenue would likely have an immediate material adverse effect on our business and financial results. Additionally, our operating expenses may fluctuate due to changes in accounting standards and/or our elected accounting policies. Further, any such variations could cause our operating results to fall below the expectations of securities analysts and investors. In such an event, the trading price of our stock would likely fall and investors might sue the Company, causing increased litigation expenses and, possibly, the payment of large damages or settlement fees.

Datamark Does Not Have Long-Term Agreements With Its Customers And May Be Unable To Retain Customers, Attract New Customers Or Replace Departing Customers With Customers That Can Provide Comparable Revenues.

Most of Datamark's contracts with its customers are short-term. Datamark's current customers may not continue to use its products and services, Datamark may not be able to replace in a timely or effective manner departing customers with new customers that generate comparable revenues, and Datamark may not continue to increase its customer base. Further, there can be no assurance that Datamark's customers will continue to generate consistent amounts of revenues over time. Datamark's failure to develop and sustain long-term relationships with its customers could materially and adversely affect the results of operations of Datamark and eCollege as a whole.

If We are Unable to Continue to Receive our Current Level of Access to and Costs for Mailing Lists, Our Competitive Advantage Could Be Materially Affected.

Our Enrollment division obtains mailing lists from third party vendors. Because of our unique relationships with some of our key vendors, we are able to purchase these lists in high volumes under favorable pricing and in an efficient format. If we were unable to continue to obtain these mailing lists at our current pricing levels, and in the format in which we historically have received these lists, it could reduce our competitive advantage and have a material adverse effect on our business.

We Depend on Our Key Personnel.

Our success depends on the performance of senior management and on our ability to continue to attract, motivate and retain senior management and highly qualified key personnel. The loss of the services of a number of senior management personnel or highly qualified key personnel could have a material adverse effect on our operations.

We Are Subject to Risk from General Economic Conditions.

Our revenue is subject to fluctuation as a result of general economic conditions. A significant portion of our revenue is derived from the sale of products and services to colleges and universities. Should current weak economic conditions continue or worsen, these organizations may not increase or may reduce their expenditures, which could have an adverse effect on our business.

Increases In Postal Rates and Paper Costs Could Harm Datamark's Business.

The direct marketing activities of Datamark may be adversely affected by postal rate increases, especially increases that are imposed without sufficient advance notice to allow adjustments to be made to marketing budgets. Increased postal rates may lead to pressure from Datamark's customers to reduce its prices for its services in order to offset any postal rate increase. Higher paper costs prices may also cause Datamark's customers to conduct fewer or smaller mailings, which could cause a corresponding decline in the demand for Datamark's services. Any of these occurrences could materially and adversely affect the business, financial condition and results of operations of Datamark and eCollege as a whole.

Our Business and Future Operating Results Are Subject to a Broad Range of Uncertainties Arising Out of Terrorist Attacks on the United States of America.

Our business and operating results are subject to uncertainties arising out of terrorist attacks on the United States of America. These uncertainties include the potential worsening or extension of the global economic slowdown and the economic consequences of military action or additional terrorist activities. While terrorist attacks have not had a material impact on our financial position or results of operations to date, any future attacks or events arising as a result of the attacks, such as interruptions to the international telecommunications network or the Internet, could have a material impact on our business.

Selected Quarterly Information (Unaudited)

In view of the rapidly evolving nature of our business and our limited operating history, we believe that our revenue and other operating results should not be relied upon as indications of future performance. The following summarizes selected quarterly information with respect to the Company's operations for the last eight fiscal quarters, which include Datamark’s results of operations from October 31, 2003 (the acquisition date).

	2003 Quarter Ended				2002 Quarter Ended

	Dec. 31	Sept. 30	June 30	Mar. 31	Dec. 31	Sept. 30	June 30		Mar. 31

	(In thousands, except per share data)
Student fees	$6,606	$6,456	$6,224	$5,685	$4,842	$4,579	$4,483		$4,154
Direct mail	6,277	-	-	-	-	-	-		-
Campus, course and other revenue	2,354	1,145	1,099	1,014	1,410	1,500	1,273		1,451

Total revenue	15,237	7,601	7,323	6,699	6,252	6,079	5,756		5,605
Cost of revenue	7,662	2,688	2,783	2,925	3,080	2,601	2,883		3,099

Gross profit	7,575	4,913	4,540	3,774	3,172	3,478	2,873		2,506
Operating expenses:
Product development	1,300	1,424	1,463	1,385	1,382	1,535	1,386		1,355
Selling and marketing	1,923	1,268	1,335	1,266	1,237	1,333	1,503		1,540
General and administrative	2,553	1,556	1,454	1,530	1,180	1,486	1,519		1,436
Other general and administrative	249	-	-	-	-	-	-		-

Total operating expenses	6,025	4,248	4,252	4,181	3,799	4,354	4,408		4,331

Operating income (loss)	1,550	665	288	(407)	(627)	(876)	(1,535)		(1,825)
Interest and other income (loss), net	(1,118)	6	(13)	(29)	(15)	(20)	(20)		(3)

Net income (loss)	$432	$671	$275	$(436)	$(642)	$(896)	$(1,555)		$(1,828)

Basic net income (loss) per share	$0.02	$0.04	$0.02	$(0.03)	$(0.04)	$(0.05)	$(0.10)	$	( .11)

Diluted net income (loss) per share	$0.02	$0.03	$0.02	$(0.03)	$(0.04)	$(0.05)	$(0.10)	$	( .11)

As previously discussed, the Company adopted SFAS No. 123 effective January 1, 2003, using the prospective method. As a result, the Company recorded an additional stock-based compensation expense of approximately $300,000 directly related to using the fair value accounting of SFAS No. 123 compared to the intrinsic value accounting previously used. Furthermore, the Company’s quarterly results of operations for the first nine months of 2003 above were restated to reflect the additional expense associated with stock-based awards. The additional expense recognized for SFAS No. 123 was $30,000, $81,000, and $107,000 for the three months ended March 31, 2003, June 30, 2003, and September 30, 2003, respectively. The following table reconciles the data above to amounts previously reported on the Form 10-Q filed for the first three quarters of the year ended December 31, 2003:

	2003 Quarter Ended

	(in thousands)
	Sept. 30	June 30	March 30

Net revenue	$7,601	$7,323	$6,699

Cost of revenue previously reported on Form 10-Q	2,658	2,762	2,921
Effect of change in accounting principle	30	21	4

Cost of revenue	2,688	2,783	2,925

Gross profit	4,913	4,540	3,774

Total operating expenses previously reported on Form 10-Q	4,171	4,192	4,155
Effect of a change in accounting principle	77	60	26

Total operating expense	4,248	4,252	4,181

Operating income (loss)	665	288	(407)
Interest and other income	6	(13)	(29)

Net income (loss)	$671	$275	$(436)

Net income (loss) previously reported on Form 10-Q	$778	$356	$(406)

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position, operating results, or cash flows due to adverse changes in financial market prices and rates. The Company is, or may become, exposed to market risk in the areas of changes in United States interest rates and changes in foreign currency exchange rates as measured against the United States dollar. These exposures are directly related to our normal operating and funding activities. Historically, and as of December 31, 2003, we have not used derivative instruments or engaged in hedging activities.

Additionally, the Company does not have significant exposure to changing interest rates on invested cash, which was $13.3 million at December 31, 2003, including $9.4 million of borrowed funds that were repaid in early January 2004. Historically we have invested available cash in money market accounts, certificates of deposit, and investment grade commercial paper that generally had maturities of three months or less, as well as debt securities of United States government agencies and corporate bonds. Our short-term investment portfolio is managed in accordance with our investment policy. The Company's investment policy requires that its investment portfolio be limited to investment securities of less than one year in maturity. Furthermore, as a result of a change in the Company's investment strategy during the third quarter of 2001 to limit risk exposure, all of our invested cash has been in money market accounts since October 2001. As a result, the interest rate market risk implicit in these investments at December 31, 2003, is low. However, factors influencing the financial condition of security issuers may impact their ability to meet their financial obligations and could impact the realizability of our security portfolio.

During 2003, we were also exposed to interest rate risk related to our debt. In May 2003, the Company refinanced two sale-leaseback arrangements into one term loan with a bank. The term loan had an adjustable interest rate of prime plus 2.75%, but would not be less than 7.00% nor more than 9.00%. At that time, the Company also entered into a $1.0 million equipment lease facility with a bank that was treated as a capital lease for accounting purposes. The interest rate on the capital lease was an adjustable rate of prime plus 2.75%, but would not be less than 7.00% nor more than 9.25%. The Company obtained a new $3.0 million term loan ("Term Loan") with the bank in October 2003. The Term Loan refinanced and terminated the existing term loan and the outstanding debt on the equipment lease facility. The Term Loan has an interest rate of 7.0% per annum. We have not undertaken any other interest rate market risk management activities.

A hypothetical ten percent change in market interest rates over the next year would not have a material effect on the fair value of the Company’s debt instruments or our cash equivalents nor would it materially impact the earnings or cash flow associated with our cash investments. See Note 2 to the Consolidated Financial Statements for further information on the fair value of the Company’s financial instruments. Although our revolving line of credit bears interest at an adjustable rate of prime plus 1.25%, a hypothetical ten percent change in the market rates as of December 31, 2003 would not have a material effect on our earnings and cash flows in 2003, as the entire $9.4 million of borrowings outstanding at December 31, 2003, were repaid in January 2004. We anticipate drawing on our line of credit only for short-term working capital needs during 2004.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's Consolidated Financial Statements and Notes to Consolidated Financial Statements as of December 31, 2003 and 2002 and for each of the years ended December 31, 2003, 2002, and 2001, together with the applicable Independent Auditors' Report and Report of Independent Public Accountants are included in Part IV of this Annual Report on Form 10-K as indicated on the Index to Financial Statements and Schedules on page 44.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of the last day of the period covered by this annual report (the "Evaluation Date"), have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to such officers on a timely basis. The Company maintains a Disclosure Committee, comprised of the Chief Executive Officer, President and Chief Operating Officer (acting Chief Financial Officer), Senior Vice President of Strategy, Executive Vice President/General Manager of eLearning Division, Executive Vice President eCollege & Chairman and Chief Executive Officer of Datamark, President and Chief Operating Officer of Datamark, as well as the Company’s Chief Accounting Officer and General Counsel.

There were no changes in our internal controls over financial reporting that occurred during the year covered by this report that have materially affected the Company’s internal controls over financial reporting, other than the addition of Datamark’s internal controls. Datamark’s internal controls were included and considered at the time the Company's Chief Executive Officer and its Chief Financial Officer evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (including internal controls over financial reporting relating to the Company’s consolidated subsidiaries).

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The directors and executive officers of eCollege as of March 5, 2004 are as follows:

Name	Age	Position

Directors and Executive Officers
Oakleigh Thorne	46	Chief Executive Officer and Chairman of the Board
Douglas H. Kelsall	50	President, Chief Operating Officer, Chief Financial Officer, Treasurer, Secretary and Director
Arthur E. Benjamin	56	Executive Vice President of eCollege & Chairman and Chief Executive Officer of Datamark
Mark A. Resmer	49	Senior Vice President and Chief Technology Officer
Matthew T. Schnittman	32	Executive Vice President/General Manager of eLearning Division
Robert S. Haimes	42	Senior Vice President of Strategy
Thomas L. Dearden	47	President and Chief Operating Officer of Datamark
Ward R. Huseth, C.P.A.	31	Chief Accounting Officer and Controller
Lee R. Spiegler	35	General Counsel and Assistant Secretary
Jack W. Blumenstein	60	Director
Christopher E. Girgenti(1)(2)	40	Director
Jeri L. Korshak(1)(2)	49	Director
Robert H. Mundheim(1)(2)	70	Director
Jonathan Newcomb	57	Director
__________
(1) Member of the Compensation Committee. (2) Member of the Audit Committee.

Oakleigh Thorne has served as our Chief Executive Officer since May 30, 2000 and as a member of our Board of Directors since February 1998. Mr. Thorne is responsible for developing the corporate mission and strategic objectives of the Company, and overseeing New Business Development, Strategy, Product Development, and Marketing. Mr. Thorne has been Chairman and Chief Executive Officer of TBG Information Investors, LLC and the co-President of Blumenstein/Thorne Information Partners, L.L.C. since October 1996, and is a co-founder of these private equity investment firms. TBG, a partnership with GS Capital Partners II, is a private equity fund that focuses on capital transactions in the information industry. Prior to that time, from September 1986 to August 1996, Mr. Thorne served in various management positions, including most recently as President and Chief Executive Officer of CCH Incorporated, a leading provider of tax and business law information, software, and services. Mr. Thorne holds a Bachelor of Science degree in Journalism from Boston University and a Master of Business Administration degree from Columbia University. Mr. Thorne serves on the board of directors of ShopperTrakRCT, Inc. Mr. Thorne is also a member of various charitable boards, including the Art Institute of Chicago and the Lake Forest Open Lands Association.

Douglas H. Kelsall was named President and Chief Operating Officer in November 2003, has served as our Executive Vice President since November 2000, as our Chief Financial Officer and Treasurer since September 1999, as our Secretary since November 2000 and was elected to the Board of Directors in August 2002. Mr. Kelsall oversees the Company's Information Technology, Professional Services, Account Management, Finance, and Administration departments. From July 1997 to August 1999, Mr. Kelsall served as Chief Financial Officer of TAVA Technologies, Inc.; from December 1995 to June 1997, he served as Chief Financial Officer of Evolving Systems, Inc.; from June 1993 to December 1995, he served as President of Caribou Capital Corporation. Prior to that time, Mr. Kelsall served in various management and vice president positions at Colorado National Bank. Mr. Kelsall holds a Bachelor of Arts degree from the University of Colorado and a Master of Business Administration degree from the University of Denver. Mr. Kelsall presently serves on the board of directors of Caribou Capital Corporation.

Arthur E. Benjamin has served as the Company’s Executive Vice President since October 31, 2003. Mr. Benjamin has also served as the Chairman and Chief Executive Officer of Datamark since June 2000. Prior to this time he served as the President of the Datamark division of Focus Direct, Inc. since 1998. Mr. Benjamin serves on the board of directors of several non-profit organizations, including the American Heart Association (Utah division), Pasadena Pops Symphony, Women Beyond Cancer, and The Living Planet Aquarium. Mr. Benjamin holds a Bachelor of Arts degree from Clark University.

Mark A. Resmer has served as our Chief Technology Officer and a Senior Vice President since April 2002. Mr. Resmer is responsible for overseeing and directing our Product Engineering and Technology division, including all information technology and product development, from a technical perspective. Mr. Resmer has an extensive background both in academia and the broader IT industry. Most recently, Mr. Resmer led the technology direction for Prometheus at The George Washington University from September 2001 through January 2002 where he steered efforts to put more control of eLearning applications in the hands of institutions' IT departments. Prior to this role, he served as the Chief Technology Officer for iUniverse from May 2000 to September 2001. From April 1988 to April 2000, Mr. Resmer was with California State University and also from 1997 to 1999 he helped to found and directed the IMS project to promote standardization and growth of the distributed learning marketplace. His experience in academia also includes a technology leadership role at Vassar College from 1980 to 1988. Additionally, Mr. Resmer has held positions as the chair of the California State University System-wide Academic Information Resource Council, chair of the Syllabus Conference Board, and treasurer of the Higher Education Knowledge & Technology Exchange (HEKATE). Mr. Resmer earned his Bachelor's of Arts in Computer Science from Vassar College, and Licentiate in Music from Trinity College in London. Mr. Resmer is a member of the board of directors of TextCentric, Inc.

Matthew T. Schnittman was named Executive Vice President/General Manager of the eLearning Division in November 2003, has served as our Senior Vice President of Account Management from January 2003 to November 2003 and as our Vice President of Professional Services from July 2001 to January 2003. Mr. Schnittman is responsible for ensuring complete customer satisfaction, overseeing the areas of Client Services, Account Management, Help Desk, and Evaluation Solutions. Mr. Schnittman served as our Director of Strategic Planning and Analysis from July 1999 to June 2001. Before joining eCollege, Mr. Schnittman worked at PricewaterhouseCoopers from June 1998 to June 1999 in the Management Consulting Strategy group, where he provided strategic consulting services to Fortune 1,000 companies. From January 1995 to June 1997, Mr. Schnittman was with CCD, LLP, a consulting boutique focused on consumer product strategy. Mr. Schnittman holds a Bachelor of Science degree in Business and Public Administration in Marketing from the University of Arizona, and a Master of Business Administration degree in Management and Strategy, Finance and Marketing from JL Kellogg Graduate School of Management.

Robert S. Haimes was named Senior Vice President of Strategy in January 2004. Prior to this time, he served as our Senior Vice President of Strategy and Market Communication since January 2003, as our Senior Vice President of Market and Product Management since August 2001 and as our Vice President of Marketing from November 1999 through August 2001. Mr. Haimes is responsible for leading the Company's Product Management and Marketing divisions, as well as leading strategic and tactical planning activities. Additionally, Mr. Haimes oversees all enterprise partnerships that affect the entire company. From 1996 to 1999, he served as the Brand Marketing Director and the Director of Market Development for Coors Brewing Company. In 1995 and 1996, Mr. Haimes was Director of New Products and New Business Development at Boston Chicken, Inc. Prior to September of 1995, Mr. Haimes held positions in brand management, new business development, and operations management at Procter and Gamble. He played a key role in his eleven years at Procter and Gamble, managing marketing campaigns to consumers and professionals in a highly competitive industry. Mr. Haimes holds a Bachelor of Science degree in Mechanical Engineering from the University of Cincinnati and a Master of Business Administration degree from Xavier University.

Thomas L. Dearden has served as the President and Chief Operating Officer of Datamark since October 31, 2003. Prior to this time, Mr. Dearden served as Executive Vice President and Chief Operating Officer of Datamark since June 2000. Prior to that time, he served as Vice President of Operations for the Datamark division of Focus Direct, Inc. since 1998. Mr. Dearden serves as the Industry Co-Chair of the Utah Postal Customer Council. Mr. Dearden holds a Bachelor of Fine Arts degree from the University of Utah.

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

Jack W. Blumenstein has served as a member of our Board of Directors since January 1998. Mr. Blumenstein has been the President of TBG Information Investors, LLC, and the co-President of Blumenstein/Thorne Information Partners, L.L.C. since October 1996, and is a co-founder of these private equity investment firms. TBG, a partnership with GS Capital Partners II, is a private equity fund that focuses on capital transactions in the information industry. From October 1992 to September 1996, Mr. Blumenstein held various positions with The Chicago Corporation (now ABN AMRO, Inc.), serving most recently as Executive Vice President, Debt Capital Markets Group and a member of the board of directors. Mr. Blumenstein was President and CEO of Ardis, a joint venture of Motorola and IBM, and has held various senior management positions in product development and sales and marketing for Rolm Corporation and IBM. Mr. Blumenstein also presently is chairman and CEO of AirCell, Inc., and serves on the board of directors of ShopperTrakRCT, Inc.

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

Robert H. Mundheim has served as a member of our Board of Directors since January 2001, and currently serves as chairman of our compensation committee, and is a member of our audit committee. Mr. Mundheim has been Of Counsel to Shearman & Sterling since March 1999. Mr. Mundheim formerly held the position of Senior Executive Vice President and General Counsel of Salomon Smith Barney Holdings Inc. Before that he was Executive Vice President and General Counsel of Salomon Inc., a firm which he joined in September 1992. Prior to joining Salomon Inc., Mr. Mundheim was co-Chairman of the New York law firm of Fried, Frank, Harris, Shriver & Jacobson. Until 1992, Mr. Mundheim was the University Professor of Law and Finance at the University of Pennsylvania Law School, where he had taught since 1965. He served as Dean of that institution from 1982 through 1989. Among his other professional activities, Mr. Mundheim has been General Counsel to the U.S. Treasury Department (1977-1980); Special Counsel to the Securities and Exchange Commission (1962-1963); and Vice Chairman, Governor-at-Large and a member of the Executive Committee of the National Association of Securities Dealers (1988-1991). He is a trustee and President of the American Academy in Berlin, a trustee of the New School University and a member of the Council of the American Law Institute, and President of the Appleseed Foundation.

Jonathan Newcomb has served as a member of our Board of Directors since January 2004. Jonathan Newcomb has been a principal at Leeds Weld & Co., a New York private equity firm which invests primarily in the information, education and training, and intellectual property sectors since January 2002. Prior to this time, Mr. Newcomb held the position of Chairman and Chief Executive Officer of Simon & Schuster, a division of Viacom, Inc., since 1994. Mr. Newcomb holds a Bachelor's degree in Economics from Dartmouth College and a MBA in Finance from the Columbia Graduate School of Business. Mr. Newcomb serves as a board member of several corporations including Sagus, United Business Media, and the BNA Corporation. In addition, Mr. Newcomb is a member of the Board of Trustees of Dartmouth College.

Directors' Terms

All directors hold office until the next annual meeting of stockholders or until their successors have been duly elected and qualified.

Audit Committee

The members of the Company’s Audit Committee of the Board of Directors are Mr. Chris Girgenti (chairman), Mr. Robert Mundheim, and Ms. Jeri Korshak, all of whom are independent under the Nasdaq rules. The Board has determined that Chris Girgenti is the audit committee financial expert.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers and directors, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file with the SEC and the Nasdaq National Market reports of ownership of Company securities and changes in reported ownership. Officers, directors and greater than ten percent shareholders are required by SEC rules to furnish the Company with copies of all Section 16(a) reports they file.

Based solely on a review of the reports furnished to the Company, or written representations from reporting persons that all reportable transactions were reported, the Company believes that during the fiscal year ended December 31, 2003, the Company’s officers, directors and greater than ten percent owners timely filed all reports they were required to file under Section 16(a); except that five reports were filed late as described below. Each of Messrs. Mundheim and Girgenti, and Ms. Korshak was entitled to receive automatic option grants for their service on the Company’s Audit and Compensation committees, as discussed below in Item 11, under the heading "Director Compensation." The Company did not process these option grants until March 6, 2003, at which time Messrs. Mundheim and Girgenti, and Ms. Korshak received the documentation of their grants, and each filed a Form 4 reporting the grants. Effective upon the closing of the Datamark acquisition, Messrs. Benjamin and Dearden received share right awards in the amount of 75,000 and 50,000 share rights, respectively. The Company processed these share right awards on February 6, 2004, and they were thereafter delivered to Messrs. Benjamin and Dearden, at which time they each filed a Form 4 reporting the awards.

Code of Ethics

We have adopted a Code of Ethics which is applicable to all of our employees and directors. We have posted the Code of Ethics, titled, "Code of Business Conduct and Ethics" on our website, at www.ecollege.com and any waivers of the code of ethics will be disclosed on our website.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

		Annual Compensation						Long Term Compensation

Name and Principal Position	Year	Salary		Bonus		Other		Restricted Stock Awards $		Securities Underlying Options/SARs

Oakleigh Thorne	2003	$350,000		$295,560	(3)	$28,924	(4)	$402,289	(3)
Chief Executive Officer	2002		(2)			$32,258	(4)			211,011	(2)
	2001		(1)			$12,941	(4)

Douglas H. Kelsall	2003	$250,000		$174,671	(6)			$232,389	(6)
President,Chief Operating	2002	$199,167		$75,850						30,000
Officer, Chief Financial	2001	$185,000						$142,500	(5)	25,000
Officer, Secretary and
Treasurer

Robert S. Haimes	2003	$187,200		$82,219	(7)			$71,855	(7)
Senior Vice President of	2002	$185,100		$55,411						7,500
Strategy	2001	$180,000								16,000

Arthur Benjamin	2003	$37,653	(8)	$55,590		$402,840	(9)	$1,626,750	(8)
Executive Vice President of	2002
eCollege and Chairman &	2001
CEO of Enrollment division

Thomas Dearden	2003	$27,500	(10)	$32,981		$246,180	(9)	$1,084,500	(10)
President & COO of	2000
Enrollment division	2001

(1)
Oakleigh Thorne has served as our Chief Executive Officer since May 30, 2000. In lieu of salary, benefits and other compensation in 2000 and 2001, during 2000 the Company granted Blumenstein/Thorne Information Partners I, L.P., an investment fund affiliated with Mr. Thorne, fully vested options to purchase up to 1,000,000 shares of the Company's common stock. Of these 1,000,000 shares, options for 200,000 shares have an exercise price of $3.875, the fair market value of the Company's common stock on the date of the grant; options for the remaining 800,000 shares have an exercise price of $3.875, based on the Company having met certain stock price performance criteria.

(2)
In lieu of an annual salary in 2002, Mr. Thorne was granted an option to purchase up to 101,156 shares of common stock at an exercise price of $4.49 per share. These options vested monthly in twelve equal installments beginning January 1, 2002 and were fully vested as of December 31, 2002. In addition, Mr. Thorne was granted an additional option to purchase up to 101,156 shares of common stock at an exercise price of $4.49 per share, of which options to purchase 74,855 shares were vested as of December 31, 2002 based on the Company meeting certain targets in its Corporate Bonus Plan for 2002. The remaining option shares were forfeited. On July 19, 2002, Mr. Thorne was granted an option to purchase 35,000 shares of common stock at an exercise price of $3.85 per share. One third of the options vested on August 1, 2003 and the balance vest in 24 equal monthly installments beginning September 1, 2003, provided Mr. Thorne continues in employment with the Company.

(3)
Pursuant to his employment agreement for 2003, on August 13, 2003 Mr. Thorne was granted a Share Rights Award of 24,129 shares of the Company’s common stock under the Company's 1999 Stock Incentive Plan in consideration for his services to the Company. One third of the shares vest on July 1, 2004 and the balance will vest in 8 successive equal quarterly installments beginning October 2004, provided Mr. Thorne continues in employment with the Company. The value of the Share Right Award as of December 31, 2003 was $445,421. Mr. Thorne received an additional bonus of $225,000, one half of which was paid in cash and the remaining half was paid in the form of 5,594 share rights the value of which is $103,265 as of December 31, 2003. These share rights vest 100% on January 27, 2006, provided Mr. Thorne continues in employment with the Company.

(4)
In 2003, the Company paid $14,884 of Mr. Thorne's personal travel expenses, pursuant to his employment agreement. In addition, the Company paid certain living expenses for Mr. Thorne, which totaled $14,040 in 2003, $13,748 in 2002 and $12,941 in 2001.

(5)
Douglas H. Kelsall has served as the Company's President and Chief Operating Officer since November 2003 and as the Company’s Executive Vice President, and Chief Financial Officer since September of 1999. On June 21, 2001 Mr. Kelsall was awarded 50,000 shares of the Company's common stock under the Company's 1999 Stock Incentive Plan in consideration for his services to the Company and his consent to cancel a previous option grant issued in 1999 for the option to purchase 50,000 shares of the Company's common stock at an exercise price of $9.00, the fair market value of the Company's common stock on the date of grant. One third of the shares vested on June 21, 2002, the one year anniversary of the award, and the balance will vest in 24 successive equal monthly installments beginning in July 2002, provided Mr. Kelsall continues in employment with the Company. On December 31, 2003, the unvested restricted shares of common stock had a market value of $153,846.

(6)
As a portion of his compensation for 2003, on August 13, 2003 Mr. Kelsall was granted a Share Rights Award of 12,064 shares of the Company’s common stock under the Company's 1999 Stock Incentive Plan in consideration for his services to the Company. One third of the shares vest on July 1, 2004 and the balance will vest in 8 successive equal quarterly installments beginning October 2004, provided Mr. Kelsall continues in employment with the Company. The value of the Share Right Award as of December 31, 2003 was $222,701. Mr. Kelsall received an additional bonus of $175,000, one half of which was paid in cash and the remaining half was paid in the form of 4,351 share rights, the value of which is $80,319 as of December 31, 2003. These share rights vest 100% on January 27, 2006, provided Mr. Kelsall continues in employment with the Company.

(7)
Robert Haimes has served as the Company’s Senior Vice President of Strategy since January of 2004. On August 13, 2003 Mr. Haimes was granted a Share Rights Award of 3,485 shares of the Company’s common stock under the Company's 1999 Stock Incentive Plan in consideration for his services to the Company. One third of the shares vest on July 1, 2004 and the balance will vest in 8 successive equal quarterly installments beginning October 2004, provided Mr. Haimes continues in employment with the Company. The value of the Share Right Award as of December 31, 2003 was $64,333. Mr. Haimes received an additional bonus of $60,000, one half of which was paid in cash and the remaining half was paid in the form of 1,491 share rights, the value of which was $27,524 as of December 31, 2003. These share rights vest 100% on January 27, 2006, provided Mr. Haimes continues in employment with the Company.

(8)
Mr. Benjamin has served as the Company’s Executive Vice President and Chairman and Chief Executive Officer of Datamark since October 31, 2003. Mr. Benjamin’s salary and bonus represents partial year compensation which on an annual basis would have been $255,918 and $55,590, respectively. Pursuant to his employment agreement with the Company, on October 31, 2003 Mr. Benjamin was granted a Share Rights Award of 75,000 shares of the Company’s common stock under the Company's 1999 Stock Incentive Plan. The shares vest in 24 successive equal monthly installments beginning October 31, 2005. The value of the Share Right Award as of December 31, 2003 was $1,384,500.

(9)
In conjunction with the Datamark acquisition, Mr. Benjamin purchased, in a private placement, 36,000 unregistered shares of eCollege common stock at a price of $10.50 per share. The market value of the eCollege common stock on the date of purchase was $21.69. In conjunction with the Datamark acquisition, Mr. Dearden purchased, in a private placement, 22,000 unregistered shares of eCollege common stock at a price of $10.50 per share. The market value of the eCollege common stock on the date of purchase was $21.69.

(10)
Mr. Dearden has served as President and Chief Operating Officer of Datamark since October 31, 2003. Mr. Dearden’s salary and bonus represents partial year compensation which on an annualized basis would have been $165,000 and $32,981, respectively. Pursuant to his employment agreement with the Company, on October 31, 2003 Mr. Dearden was granted a Share Rights Award of 50,000 shares of the Company’s common stock under the Company's 1999 Stock Incentive Plan. The shares vest in 24 successive equal monthly installments beginning October 31, 2005. The value of the Share Right Award as of December 31, 2003 was $923,000.

Year-End Option Values

The following table sets forth information concerning the value of outstanding options held by each of the named Executive Officers at December 31, 2003.

			Number of Securities Underlying Unexercised Options at December 31, 2003			Value of Unexercised In-the-Money Options at December 31, 2003(1)

Name	Shares Acquired On Exercise	Value Realized	Exercisable		Unexercisable	Exercisable	Unexercisable

Oakleigh Thorne	-	-	1,000,000	(2)	0	$14,585,000	$0
		-	191,566		19,445	$2,686,132	$284,091
Douglas H. Kelsall	-	-	291,804		35,417	$3,357,599	$489,761
Robert S. Haimes	-	-	121,221		7,279	$1,335,386	$109,874
Arthur E. Benjamin	-	-	0		0	$0	$0
Thomas L. Dearden	-	-	0		0	$0	$0

(1)
Whether an option is "in-the-money" is determined by subtracting the exercise price of the option from the closing price for the common stock as reported by the NASDAQ on December 31, 2003 ($18.46). If the amount is greater than zero, the option is "in-the-money."

(2)	Fully vested options granted to Blumenstein/Thorne Information Partners I, L.P., an investment fund affiliated with Mr. Thorne.

Director Compensation

All non-employee directors are reimbursed for their reasonable travel expenses incurred in connection with attending the Company's meetings. No cash payments for Board or committee service were made to any director during fiscal year 2003.

Pursuant to Article Four (Automatic Award Program) under the Company’s 1999 Stock Incentive Plan, which was amended and restated as of August 14, 2002 (the "Amended Plan") each non-employee Board member first elected or appointed at any time after the 2002 Annual Stockholders Meeting, shall receive a one-time grant of a Non-Statutory option valued at $125,000 (the "Initial Director Option"), as determined on the date of grant by the Company by dividing the value of an eCollege option based upon the Black-Scholes model, into $125,000, to yield a number of option shares. The shares, subject to the Initial Director Option, vest in a series of sixty successive monthly installments upon the director's completion of each month of Board service over the five-year period measured from the grant date. The options are granted at the fair market value per share of common stock on the option grant date and each option shall have a term of six years measured from the option grant date, subject to earlier termination following the optionee's cessation of Board service.

Also pursuant to Article Four of the Amended Plan, on the first business day in January of each year, each non-employee Board member of a committee of the Board, shall automatically be granted, for each committee on which he or she serves, a Non-Statutory option valued at $5,000 as determined by the Company on the date of grant by dividing the value of an eCollege option based upon the Black-Scholes model into $5,000, to yield a number of option shares. In addition, on the first business day in January of each year, each individual who is serving as the chair of a committee of the Board, shall automatically be granted, for each committee he or she chairs, a Non-Statutory option valued at $5,000 as determined by the Company on the date of grant by dividing the value of an eCollege option based upon the Black-Scholes model into $5,000, to yield a number of option shares. The options shall be granted at the fair market value per share of common stock on the option grant date and each option shall have a term of six years measured from the option grant date, subject to earlier termination following the optionee's cessation of Board service. The shares subject to the foregoing annual option grants vest in twelve equal monthly installments upon such director's completion of each month of service over the one-year period measured from the option grant date.

Mr. Newcomb was appointed to the Board on January 26, 2004. Mr. Newcomb’s service as a director is pursuant to a Consulting Agreement between eCollege and Leeds Equity Advisors, Inc., of which Mr. Newcomb is a principal. Under this Consulting Agreement, Leeds receives $200,000 per year for a period of five years, plus expenses for consulting services, and at the Company's option, Mr. Newcomb’s service on the Company’s Board, which payments are in lieu of any director compensation to Mr. Newcomb, including but not limited to the Initial Director Option.

Pursuant to the Automatic Award Program under the Amended Plan, on August 14, 2002, each non-employee Board member, excluding Mr. Mundheim, as described below, was granted an Initial Director Option. The grant date of Ms. Korshak’s Initial Director option was deemed to be January 2, 2002, for purposes of setting the exercise price and establishing the vesting schedule for the option, based on her agreement to waive her 2002 option grant, pursuant to the Automatic Option Grant Program, and her 2002 annual retainer fee for service on the Board of Directors and the Audit and Compensation Committees.

Mr. Mundheim did not receive an Initial Director Option, due to a previous one-time option grant, on April 23, 2001, to purchase 95,000 shares of eCollege Common Stock as compensation for his service as a director. The option is exercisable in sixty successive equal monthly installments upon Mr. Mundheim’s completion of each month of Board service. The option was granted with an exercise price of $3.85, the fair market value on the date of grant. The option is subject to a special acceleration event if all three of the following events occur: i) Oakleigh Thorne no longer serves as Chairman of the Board, and ii) Oakleigh Thorne no longer serves as Chief Executive Officer of the Company, and iii) Oakleigh Thorne’s replacement or replacements are not acceptable to Mr. Mundheim in his sole discretion ("Special Acceleration Event"). If the Special Acceleration Event occurs then 100% of the shares subject to the option held by Mr. Mundheim automatically vest so that such option shares will become fully vested and exercisable.

Employment Agreements

We have entered into employment agreements with our named Executive Officers. These employment agreements generally include the following terms:

•    Salary (which may be adjusted upward or downward by the Board of Directors), bonus and option grant or restricted stock rights (pursuant to the Company's 1999  Stock Incentive Plan, as amended);

•    Standard benefits including vacation days, participation in a flexible reimbursement plan, and medical/dental insurance;

•    Employment may be terminated by eCollege or by employee at any time and for any reason;

•    Severance pay equal to not more than twelve months of base salary;

•    Non-competition and non-solicitation provisions ranging from six months to two years from the date of separation;

•    Confidentiality provision;

•    Assignment of ideas and inventions; and

•    Nondisparagement provision.

Compensation Committee Interlocks and Insider Participation

The following Directors served on the Compensation Committee during the fiscal 2003 year: Robert Mundheim, Christopher Girgenti and Jeri Korshak.

No director who served on the Compensation Committee during fiscal 2003 was, during the fiscal year, an officer or employee or was, prior to the fiscal year, an officer of the Company or any of its subsidiaries. No current executive officer of the Company has ever served as a member of the board of directors or compensation committee of any entity that has one or more of its executive officers serving as a member of the Company's Board of Directors or Compensation Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information known to us with respect to beneficial ownership of the common stock as of February 10, 2004 (unless otherwise stated in the footnotes) by (i) each stockholder that we know is the beneficial owner of more than 5% of the common stock, (ii) each director and nominee for director, (iii) each of the executive officers named in the Summary Compensation Table and (iv) all executive officers and directors as a group. Unless otherwise indicated, each of the security holders has sole voting and investment power with respect to the shares beneficially owned, subject to community property laws, where applicable.

Name of Beneficial Owner	Number of Shares Beneficially Owned		Percent of Ownership

Oakleigh Thorne	3,759,682	(1)	17.6%
Douglas H. Kelsall	360,645	(2)	1.8%
Robert S. Haimes	129,321	(3)	*
Blumenstein/Thorne Information Partners I, L.P.	2,622,975	(4)	12.4%
Arthur E. Benjamin	65,773	(5)	*
Thomas L. Dearden	27,680	(6)	*
Jack W. Blumenstein	2,639,674	(7)	12.5%
Christopher E. Girgenti	21,119	(8)	*
Jeri L. Korshak	40,558	(9)	*
Robert H. Mundheim	59,086	(10)	*
Jonathan Newcomb	0		*
Chilton Investment Company	1,900,268	(11)	9.5%
Oakleigh B. Thorne	722,222	(12)	3.6%
All directors and executive officers as a group	4,726,762	(13)	21.4%
________ * Less than one percent

(1)
Includes options to purchase 195,455 shares of common stock exercisable within 60 days of February 10, 2004. Includes an option grant to Blumenstein/Thorne Information Partners I, L.P., to purchase up to 1,000,000 shares of the Company's common stock. Of these 1,000,000 shares, 200,000 option shares have an exercise price of $3.875, the fair market value of the Company's common stock on the date of the grant; the remaining 800,000 option shares have an exercise price of $3.875, based on the Company having met certain stock price performance criteria. Also includes 1,622,975 shares beneficially owned by Blumenstein/Thorne Information Partners I, L.P. and 75,955 shares owned by the Oakleigh Thorne Irrevocable GST Trust. Mr. Thorne is a co-President of Blumenstein/Thorne Information Partners L.L.C, the general partner of Blumenstein/Thorne Information Partners I, L.P. Mr. Thorne disclaims beneficial ownership of the options and shares held by Blumenstein/Thorne Information Partners I, L.P., except to the extent of his pecuniary interest. The address for Mr. Thorne is 4900 South Monaco Street, Denver, Colorado 80237.

(2)
Includes options to purchase 302,080 shares of common stock exercisable within 60 days of February 10, 2004 and 2,778 shares of common stock issuable within 60 days of February 10, 2004, pursuant to a share right award. Also includes 4,500 shares held by Mr. Kelsall's spouse and 1,500 shares held by Mr. Kelsall's children. The address for Mr. Kelsall is 4900 South Monaco Street, Denver, Colorado 80237.

(3)	Includes options to purchase 123,832 shares of common stock exercisable within 60 days of February 10, 2004. The address for Mr. Haimes is 4900 South Monaco Street, Denver, Colorado 80237.
(4)
Includes an option grant of fully vested options to purchase up to 1,000,000 shares of the Company's common stock. Of these 1,000,000 shares, 200,000 shares have an exercise price of $3.875, the fair market value of the Company's common stock on the date of the grant; the remaining 800,000 option shares have an exercise price of $3.875 based on the Company having met certain stock price performance criteria. The address for Blumenstein/Thorne Information Partners I, L.P. is P.O. Box 871, Lake Forest, Illinois 60045.

(5)	The address for Mr. Benjamin is 2305 Presidents Drive, Salt Lake City, Utah 84120.
(6)	The address for Mr. Dearden is 2305 Presidents Drive, Salt Lake City, Utah 84120.
(7)
Consists of options to purchase 13,199 shares of common stock exercisable within 60 days of February 10, 2004 and an option grant to Blumenstein/Thorne Information Partners I, L.P., to purchase up to 1,000,000 shares of the Company's common stock. Of these 1,000,000 shares, 200,000 option shares have an exercise price of $3.875, the fair market value of the Company's common stock on the date of the grant; the remaining 800,000 option shares have an exercise price of $3.875 based on the Company having met certain stock price performance criteria. Also consists of 1,622,975 shares beneficially owned by Blumenstein/Thorne Information Partners I, L.P. and 3,500 shares owned by the Jack Wray Blumenstein Contributory IRA. Mr. Blumenstein is a co-President of Blumenstein/Thorne Information Partners L.L.C., the general partner of Blumenstein/Thorne Information Partners I, L.P. Mr. Blumenstein disclaims beneficial ownership of the options and shares held by Blumenstein/Thorne Information Partners I, L.P., except to the extent of his pecuniary interest, if any. The address for Mr. Blumenstein is P.O. Box 871, Lake Forest, Illinois 60045.

(8)
Consists of options to purchase 21,119 shares of common stock exercisable within 60 days of February 10, 2004. The address for Mr. Girgenti is 1603 Orrington Avenue, Suite 1600, Evanston, Illinois 60201.

(9)
Includes options to purchase 39,558 shares of common stock exercisable within 60 days of February 10, 2004. The address for Ms. Korshak is c/o eCollege, 4900 South Monaco Street, Denver, Colorado 80237.

(10)	Includes options to purchase 58,086 shares of common stock exercisable within 60 days of February 10, 2004. The address for Mr. Mundheim is 599 Lexington Avenue, New York, New York 10022.
(11)	The address for Chilton Investment Company is 1266 East Main Street, 7th floor, Stamford, Connecticut 06902.
(12)
Excludes shares beneficially owned by Blumenstein/Thorne Information Partners I, L.P. Mr. Thorne is the beneficiary of a trust which is a limited partner in Blumenstein/Thorne Information Partners I, L.P. Mr. Thorne is the father of Oakleigh Thorne, the Company's Chief Executive Officer. The address for Oakleigh B. Thorne is P.O. Box 871, Lake Forest, Illinois 60045.

(13)	Includes 1,975,336 shares issuable upon the exercise of options exercisable within 60 days of February 10, 2004. [See notes 1, 2 , 3, 8, 9, 10].

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions With Management and Others

The following are brief descriptions of transactions between us and any of our directors, executive officers or stockholders known to us to own beneficially more than 5% of our shares, or any member of the immediate family of any of those persons, since January 1, 2003, where the amount involved exceeded $60,000:

In conjunction with the Datamark acquisition, we entered into a consulting agreement with Leeds Equity Advisors Inc., of which Mr. Newcomb is a principal.  Under the terms of the consulting agreement, in 2004, we are obligated to pay Leeds Equity Advisors, Inc. the sum of $200,000 plus expenses.  Also as part of the Datamark acquisition, Leeds Equity Partners III, L.P. received Seller Notes in the aggregate amount of $8.0 million (face value). Leeds Weld Equity Advisors, Inc. is the management company of Leeds Equity Partners III, L.P.

Indemnification Agreements

We have entered into indemnification agreements with our non-employee directors, Messrs. Blumenstein, Girgenti and Mundheim and Ms. Korshak.

Indebtedness of Management

None.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the fees that the Company paid or accrued for audit and other services provided by KPMG, LLP ( " KPMG " ) for the fiscal years 2003 and 2002 (in thousands).

	2003	2002 (1)

Audit Fees	$135	$70
Audit-Related Fees	$13	$13
Tax Fees	$30	$15
All Other Fees	$23	$-
Total	$201	$98

___________
(1) On June 28, 2002, the Company terminated Arthur Andersen's engagement, and engaged KPMG as the Company's new auditors.

Arthur Andersen

The following table shows the fees that the Company paid or accrued for audit and other services provided by Arthur Andersen for the fiscal years 2003 and 2002 (in thousands).

	2003	2002 (1)

Audit Fees	-	$10
Audit-Related Fees	-	$15
Tax Fees	-	$5
All Other Fees	-	-
Total	-	$30

___________
(1) On June 28, 2002, the Company terminated Arthur Andersen's engagement, and engaged KPMG as the Company's new auditors.

Audit Fees. This category includes the audit of the Company's annual financial statements, review of financial statements included in the Company's Form 10-Q Quarterly Reports and services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements, and the preparation of an annual "management letter" on internal control matters.

Audit Related-Fees. This category consists of assurance and related services by the Company's auditors that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported above under "Audit Fees." The services for the fees disclosed under this category include benefit plan audits, consultation on other accounting matters not reported in the "Audit Fees" category, due diligence pertaining to potential business combinations, and evaluating the effect of various accounting issues and changes in professional standards.

Tax Fees. This category consists of professional services rendered by the Company's auditors for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

All Other Fees. This category consists of fees for translation services, subscriptions, net operating loss study, and other miscellaneous items.

Pre-Approval of Audit and Permitted Non-Audit Services. The Audit Committee charter requires the Company to have the Audit Committee p re-approve all audit and permitted non-audit services from the independent accountants, provided, however, that neither the Committee nor the Corporation may engage the Corporation’s independent accountants for the following services:
  bookkeeping or other services related to the accounting records or financial statements of the Corporation;
  financial information systems design and implementation;
  appraisal or valuation services, fairness opinions or contribution-in-kind reports;
  actuarial services;
  internal audit outsourcing services;
  management or human resources functions;
  broker or dealer, investment adviser or investment banking services; or
  legal services and expert services unrelated to the audit.
The Company’s management submits requests to the Audit Committee for pre-approval of any such allowable services by the Company’s independent accountants. The Committee may delegate to the Committee Chairperson the authority to preapprove, on behalf of the Committee, the provision of permitted non-audit services, up to $2,500 per engagement, from the independent accountants as are permitted under the applicable rules and regulations; provided, however, that a report of all non-audit services pre-approved pursuant to this paragraph shall be presented to the Committee at its next scheduled meeting. In 2003, all of the audit and permitted non-audit services rendered by the Company's independent accountants were approved by the Audit Committee.

PART IV .

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) Financial Statements

(a)(2) None

(a)(3) Exhibits

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities Exchange Commission.

INDEX TO EXHIBITS

Exhibit Number		Description
_________		_____________________________________
2.1	(9)	Stock Purchase Agreement dated as of September 15, 2003, among Leeds Equity Partners III, I.P., Other Selling Parties Party Thereto, Datamark Inc. and the Registrant
3.1	(1)	Second Amended and Restated Certificate of Incorporation.
3.2	(1)	Amended and Restated Bylaws.
4.1	(1)	Specimen Common Stock Certificate.
4.2	(1)	Amended and Restated Registration Agreement made as of December 21, 1998 by and among the Registrant, each of the Series A Investors, each of the Series B Investors and each of the Series C Purchasers
4.3	(2)	Registration Agreement between Company and Blumenstein/Thorne Information Partners I, L.P.
4.4	(2)	Stock Option Agreement between Company and Blumenstein/Thorne Information Partners I, L.P.
4.5	(8)	Form of Stock Purchase Agreement dated as of August 13, 2003, among eCollege.com and the purchasers identified on the Schedule of Purchasers on Schedule A thereto.
4.6	(10)	Stock Purchase Agreement dated as of October 31, 2003, among the Company and the Investors listed on Schedule I attached thereto.
4.7	(10)	Registration Rights Agreement dated as of October 31, 2003, among the Company and the stockholders listed on Exhibit A thereto.
4.8	(10)	Registration Rights Agreement dated as of October 31, 2003, between the Company and Capital Resource Partners IV, L.P.
4.9	(10)	Form of Promissory Note dated October 31, 2003 issued by the Company to the parties identified on Schedule A thereto in the aggregate principle amount of $7,000,000.
4.10	(10)	Form of Promissory Note dated October 31, 2003 issued by the Company to the parties identified on Schedule A thereto in the aggregate principle amount of $5,000,000.
4.11	(10)	Common Stock Purchase Warrant of the Company dated October 31, 2003 issued to Capital Resource Partners IV, L.P.
4.12	(10)	Senior Subordinated Note dated October 31, 2003 issued by the Company to Capital Resource Partners IV, L.P.
4.13		Waiver of Registration Rights under Registration Agreement between Company and Blumenstein/Thorne Information Partners I. L.P. dated August 15, 2003
4.14
Waiver of Registration Rights under Amended and Restated Registration Agreement made as of December 21, 1998 by and among the Registrant, each of the Series A Investors, each of the Series B Investors and each of the Series C Purchasers dated September 2, 2003.

4.15		Waiver of Registration Rights under Registration Agreement between Company and Blumenstein/Thorne Information Partners I. L.P. dated October 28, 2003
4.16
Waiver of Registration Rights under Amended and Restated Registration Agreement made as of December 21, 1998 by and among the Registrant, each of the Series A Investors, each of the Series B Investors and each of the Series C Purchasers dated October 28, 2003.

10.1	(1)	Form of Indemnification Agreement by and between the Company and its outside directors.
10.2	(1)	1999 Employee Stock Purchase Plan.
10.3	(1)	1999 Stock Incentive Plan.
10.4	(1)	Employment Agreement dated as of August 9, 1999 between the Company and Douglas H. Kelsall.
10.5	(3)	Amendment to Employment Agreement dated as of March 12, 2001 between the Company and Douglas H. Kelsall.
10.6	(3)	Employment Agreement, as amended, dated as of November 5, 1999 between the Company and Robert Haimes.
10.7	(4)	Lease Agreement dated March 29, 2002 between Bedford Property Investors, Inc. and the Company.
10.8	(4)	Employment Agreement dated as of March 1, 2002 between Mark Resmer and the Company.
10.9	(5)	Amendment to Employment Agreement dated as of July 18, 2002 between Douglas H. Kelsall and the Company
10.10	(5)	Employment Agreement dated as of September 5, 2002 between Robert S. Haimes and the Company.
10.11	(5)	Employment Agreement dated as of July 31, 2002 between Ward R. Huseth and the Company.
10.12	(5)	Employment Agreement dated as of July 31, 2002 between Matthew Schnittman and the Company.
10.13	(5)	First Amendment to Lease Agreement dated September 30, 2002 between Bedford Property Investors, Inc. and the Company
10.14	(7)	Employment Agreement dated June 20, 2003 between the Company and Oakleigh Thorne.
10.15	(10)	Senior Subordinated Secured Note and Warrant Purchase Agreement dated as of October 31, 2003 among the Registrant, eCollege International, Inc. and Capital Resource Partners IV, L.P.
10.16	(10)	Loan and Security Agreement dated as of October 30, 2003 among Silicon Valley Bank, the Company and Datamark Inc.
10.17	(10)	Employment Agreement dated as of September 15, 2003 between Datamark Inc. and Arthur Benjamin.
10.18	(10)	Employment Agreement dated as of September 15, 2003 between Datamark Inc. and Thomas Dearden.
10.19		Lease Agreement dated April 9, 1998 between Boyd Enterprises Utah, LLC and Datamark Systems
10.20		First Amendment to Lease Agreement dated as of April 12, 2001 between Boyd Enterprises Utah, LLC and Datamark Systems, Inc.
10.21		Second Amendment to Lease Agreement dated as of January 15, 2004 between Boyd Enterprises Utah, LLC and Datamark, Inc.
16.1	(6)	Letter from Arthur Andersen LLP to the U.S. Securities and Exchange Commission dated July 1, 2002.
23.1		Consent of KPMG LLP.
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
32.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	(10)
Audited financial statements for Datamark as of June 30, 2003 and December 31, 2002, 2001, and 2000, and for the six months ended June 30, 2003, the years ended December 31, 2002, and 2001, and for the period June 21, 1000 (date of inception ) through December 31,2000.

99.2	(10)	Unaudited pro forma combined financial information for the year ended December 31, 2002, for the nine months ended September 30, 2003 and as of September 30, 2003.
99.3	(10)
Unaudited pro forma combined reconciliations of adjusted earnings before interest, taxes, depreciation and amortization (EBITDA) to net income (loss) for the year ended December 31, 2002 and for the nine months ended September 30, 2003.

________
	(1)	Incorporated by reference from the Company's Registration Statement on Form S-1 (File No. 333-78365).
	(2)	Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2000.
	(3)	Incorporated by reference from the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2001
	(4)	Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2002.
	(5)	Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 13, 2002.
	(6)	Filed as part of Current Report on 8-K filed with the Securities and Exchange Commission on July 1, 2002.
	(7)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 12, 2003.
	(8)	Incorporated by reference from the Company’s 8-K filed with the Securities and Exchange Commission on August 21, 2003
	(9)	Incorporated by reference from the Company’s 8-K filed with the Securities and Exchange Commission on November 3, 2003
	(10)	Incorporated by reference from the Company’s 8-K/A filed with the Securities and Exchange Commission on December 2, 2003.

Exhibits can be viewed at any SEC website.

(b) Reports on Form 8-K. The Company filed a report on Form 8-K on October 21, 2003 under Items 7 and 12 to announce its third quarter 2003 financial results. The Company filed a report on Form 8-K on November 3, 2003 under Items 2 and 7 to announce the completion of its acquisition of Datamark, Inc. The Company filed a report on Form 8-K/A on December 2, 2003 under Item 7 to amend and supplement the Form 8-K filed on November 3, 2003, to include the financial statements and pro forma financial information required under Item 7.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

eCollege.com
By:	/s/ Oakleigh Thorne Name: Oakleigh Thorne Title: Chief Executive Officer and Chairman Date: March 15, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Oakleigh Thorne Name: Oakleigh Thorne Title: Chief Executive Officer and Chairman Date: March 15, 2004

By:	/s/ Douglas H. Kelsall Name: Douglas H. Kelsall Title: : President, Chief Operating Officer, Chief Financial Officer, Treasurer and Director (principal financial officer) Date: March 15, 2004

By:	/s/ Ward R. Huseth Name: Ward R. Huseth, C.P.A. Title: Chief Accounting Officer Date: March 15, 2004

By:	/s/ Jack W. Blumenstein Name: Jack W. Blumenstein Title: Director Date: March 15, 2004

By:	/s/ Christopher E. Girgenti Name: Christopher E. Girgenti Title: Director Date: March 15, 2004

INDEPENDENT AUDITORS' REPORT

The Board of Directors
eCollege.com:

We have audited the accompanying consolidated balance sheets of eCollege.com (a Delaware corporation) and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated financial statements of eCollege.com for the year ended December 31, 2001 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated February 5, 2002.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 2003 and 2002 consolidated financial statements referred to above present fairly, in all material respects, the financial position of eCollege.com and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in note 2, effective January 1, 2003, the Company changed its method of accounting for stock-based employee compensation by adopting the fair value method prospectively from that date.

/s/ KPMG LLP

Denver, Colorado
March 12, 2004

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

eCollege.com

CONSOLIDATED BALANCE SHEETS
(in thousands except per share data)

	December 31,

	2003	2002

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$15,974	$13,633
Accounts receivable, net of allowances of $188 and $166, respectively	8,722	3,282
Accrued revenue receivable	141	142
Due from former Datamark stockholders, including $1,000 in escrow	1,208	-
Other current assets	1,623	440

Total current assets	27,668	17,496

Property and equipment, net	5,268	3,201
Software development costs, net	314	1,568
Other assets	1,125	301
Intangible assets, net	11,851	-
Goodwill	55,797	-

TOTAL ASSETS	$102,023	$22,567

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,643	$395
Other accrued liabilities	5,724	3,290
Customer advances	753	-
Deferred revenue, current portion	1,746	3,113
Line of credit	9,365	2,938
Current portion of long-term debt	1,000	-
Current portion of capital lease obligations	-	1,136

Total current liabilities	23,231	10,872

LONG-TERM LIABILITIES:
Deferred revenue, net of current portion	97	65
Other liabilities	677	520
Long-term debt, net of current portion	27,585	-
Capital lease obligations, net of current portion	-	706

Total long-term liabilities	28,359	1,291

Total liabilities	51,590	12,163

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, no par value; 5,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.01 par value, 50,000 shares authorized, 20,119 and 16,432 shares issued, respectively, and 20,108 and 16,426 shares outstanding, respectively	201	164
Additional paid-in capital	121,428	85,434
Treasury stock at cost, 11 and 6 shares, respectively	(81)	(22)
Warrants, restricted stock rights, and options for common stock	6,379	3,313
Deferred compensation	(29)	(78)
Accumulated deficit	(77,465)	(78,407)

Total stockholders' equity	50,433	10,404

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$102,023	$22,567

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

eCollege.com

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)

	For the Years Ended December 31,

	2003	2002	2001

REVENUE:
Student fees	$24,971	$18,058	$13,055
Direct mail enrollment marketing	6,277	-	-
Campus and course fees	2,593	3,969	4,717
Other	3,019	1,665	2,075

Total revenue	36,860	23,692	19,847

COST OF REVENUE
Student fees, campus and course fees, and other cost of revenue	11,082	11,663	13,840
Direct mail and other cost of revenue	4,976	-	-

Total cost of revenue	16,058	11,663	13,840

Gross profit	20,802	12,029	6,007

OPERATING EXPENSES:
Product development	5,572	5,658	4,810
Selling and marketing	5,792	5,613	7,147
General and administrative	7,093	5,621	6,718
Amortization of intangible assets	249	-	-

Total operating expenses	18,706	16,892	18,675

INCOME (LOSS) FROM OPERATIONS	2,096	(4,863)	(12,668)

OTHER INCOME (EXPENSE):
Interest and other income	111	185	753
Interest expense	(1,265)	(243)	(270)
Other expense	-	-	(152)

NET INCOME (LOSS)	942	(4,921)	(12,337)

OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized gain on available-for-sale securities	-	-	8

COMPREHENSIVE INCOME (LOSS)	$942	$(4,921)	$(12,329)

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE	$0.05	$(0.30)	$(0.76)

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC	17,758	16,329	16,219

WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED	19,397	16,329	16,219

The accompanying notes to consolidated financial statements are an integral part of these statements.

eCollege.com

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

	Common Stock			Treasury Stock

	Shares	Par Value	Additional Paid-in Capital	Shares	Amount	Warrants, Restricted Stock Rights And Options	Deferred Compensation	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total

BALANCES, DECEMBER 31, 2000	16,140	$161	$83,677	-	$-	$4,729	$(1,123)	$(8)	$(61,149)	$26,287
Issuance of common stock - employee stock purchase plan	124	1	294	-	-	-	-	-	-	295
Issuance of common stock upon exercise of options	46	1	160	-	-	(76)	-	-	-	85
Issuance of restricted common stock upon cancellation of options	50	-	142	-	-	-	(142)	-	-	-
Retirement of common stock in exchange for reduction of note receivable	(15)	-	(45)	-	-	-	-	-	-	(45)
Expiration of warrants	-	-	155	-	-	(155)	-	-	-	-
Options for common stock issued in connection with severance	-	-	-	-	-	147	(147)	-	-	-
Deferred stock based compensation	-	-	-	-	-	15	(15)	-	-	-
Forfeited options	-	-	504	-	-	(1,003)	499	-	-	-
Amortization of deferred compensation	-	-	-	-	-	-	704	-	-	704
Net change in unrealized gain (loss) on available-for-sale securities	-	-	-	-	-	-	-	8	-	8
Net loss	-	-	-	-	-	-	-	-	(12,337)	(12,337)

BALANCES, DECEMBER 31, 2001	16,345	163	84,887	-	-	3,657	(224)	-	(73,486)	14,997
Issuance of common stock - employee stock purchase plan	103	1	251	-	-	-	-	-	-	252
Issuance of common stock upon exercise of options	23		63	-	-	-	-	-	-	63
Issuance of options for common stock to board member	-	-	-	-	-	9	(9)	-	-	-
Forfeited options	-	-	179	-	-	(181)	2	-	-	-
Retirement of common stock in exchange for reduction of note receivable	(39)	-	(118)	-	-	-	-	-	-	(118)
Expiration of warrants	-	-	172	-	-	(172)	-	-	-	-
Amortization of deferred compensation	-	-	-	-	-	-	153	-	-	153
Acquisition of treasury stock at cost	-	-	-	(6)	(22)	-	-	-	-	(22)
Net loss	-	-	-	-	-	-	-	-	(4,921)	(4,921)

BALANCES, DECEMBER 31, 2002	16,432	164	85,434	(6)	(22)	3,313	(78)	-	(78,407)	10,404
Sale of common stock issued in private placement, net of issuance costs of $1,750	2,900	29	28,671	-	-	-	-	-	-	28,700
Sale of common stock issued in connection with acquisition of Datamark	75	1	1,251	-	-	-	-	-	-	1,252
Issuance of common stock in connection with acquisition of Datamark	150	1	2,501	-	-	-	-	-	-	2,502
Issuance of common stock upon exercise of options and warrants	480	5	2,770	-	-	(324)	-	-	-	2,451
Issuance of common stock in connection with employee stock purchase plan, including stock-based compensation expense of $208	82	1	489	-	-	-	-	-	-	490
Stock-based compensation awards to employees	-	-	-	-	-	398	-	-	-	398
Estimated fair value of warrants for common stock issued in connection with debt	-	-	-	-	-	3,304	-	-	-	3,304
Forfeited options	-	-	312	-	-	(312)	-	-	-	-
Amortization of deferred compensation	-	-	-	-	-	-	49	-	-	49
Acquisition of treasury stock at cost	-	-	-	(5)	(59)	-	-	-	-	(59)
Net income	-	-	-	-	-	-	-	-	942	942

BALANCES, DECEMBER 31, 2003	20,119	$201	$121,428	(11)	$(81)	$6,379	$(29)	$-	$(77,465)	$50,433

The accompanying notes to consolidated financial statements are an integral part of these statements.

eCollege.com
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended December 31,

	2003	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$942	$(4,921)	$(12,337)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities-
Depreciation	1,996	3,205	3,468
Loss on dispositions of assets	17	75	-
Provision for doubtful accounts	-	-	100
Amortization of capitalized internal-use software development costs	1,255	1,254	941
Amortization of intangible assets	249	-	-
Amortization of debt issuance costs and discounts on debt	505	-	-
Stock-based compensation	655	153	704
Changes in-
Accounts receivable and accrued revenue receivables	(208)	(1,087)	1,798
Other current assets	(102)	129	398
Other assets	164	164	164
Accounts payable and accrued liabilities	(1,125)	674	(3,496)
Deferred revenue	(1,335)	80	(1,634)
Grant liabilities	(354)	(2,140)	(1,356)
Other liabilities	157	243	(5)

Net cash provided by (used in) operating activities	2,816	(2,171)	(11,255)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,234)	(1,638)	(705)
Proceeds from disposition of property and equipment	7	13	23
Purchases of marketable securities	-	-	(5,999)
Proceeds from sales of marketable securities	-	-	22,129
Capitalized internal-use software development costs	-	-	(622)
Net cash paid for business acquisition, net of cash acquired, including acquisition costs	(57,552)	-	-
Payments received on notes receivable from related parties	-	-	109

Net cash provided by (used in) investing activities	(58,779)	(1,625)	14,935

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	33,962	315	380
Payment of stock issuance costs	(1,750)	-	-
Proceeds from sale-leaseback arrangements	649	1,045	455
Payments on sale-leaseback arrangements	(525)	(995)	(681)
Proceeds from and payments on line of credit, net	6,427	438	500
Proceeds from term loan	1,207	-	-
Payments on term loan	(257)	-	-
Proceeds from senior subordinated notes	20,000	-	-
Debt issuance costs	(1,409)	-	-

Net cash provided by financing activities	58,304	803	654

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,341	(2,993)	4,334
CASH AND CASH EQUIVALENTS, beginning of year	13,633	16,626	12,292

CASH AND CASH EQUIVALENTS, end of year	$15,974	$13,633	$16,626

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$243	$243	$270

SCHEDULE OF NON-CASH ACTIVITIES:
Discount on shares issued in conjunction with business acquisition	$464	$-	$-
Estimated fair value of warrants issued in conjunction with senior subordinated notes	$3,304
Shares issued in conjunction with business acquisition	$2,502	$-	$-
Estimated fair value of notes payable issued in connection with business acquisition	$8,850	$-	$-
Financed software purchases	$19	$555	$-
Acquisition of treasury stock included in accrued liabilities	$59	$22	$-

The accompanying notes to consolidated financial statements are an integral part of these statements.

eCollege.com

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Organization and Nature of Business

Company History

eCollege.com (formerly Real Education, Inc. and Real Information Systems, Inc.) was organized and incorporated in the state of Colorado on July 26, 1996. Real Education, Inc. reincorporated as eCollege in the state of Delaware on June 22, 1999. eCollege International, Inc. is a wholly owned subsidiary of eCollege and was incorporated in the state of Colorado on January 9, 2002. On October 31, 2003, eCollege.com acquired all of the capital stock of Datamark, Inc., a Delaware corporation, ("Datamark") at which time Datamark became a wholly owned subsidiary of eCollege.com.

Business Activity

eCollege has historically been an outsource provider of services for post-secondary online degree programs. With the acquisition of Datamark as of October 31, 2003, eCollege has expanded to become an outsource provider of value-added marketing information services to the post-secondary education market. eCollege's eLearning division is an outsource provider of technology and services that enable colleges, universities, and K-12 schools to offer an online environment for distance, on-campus, and hybrid learning. The Company's technology enables its customers to reach a large number of students who wish to take online courses at convenient times and locations via the Internet. Customers can also use the Company's technology to supplement their on-campus courses with an online environment. Additionally, the Company offers services to assist in the development of online programs, including online course and campus design, development, management and hosting, as well as ongoing administration, faculty and student support, training, evaluation, and consulting services.

Datamark, the Company's Enrollment division, is an outsource provider of enrollment growth services for the proprietary post-secondary market. Datamark provides full-service research and direct-marketing for colleges and proprietary schools, offering comprehensive marketing solutions that include direct mail, online, television and other media, and software solutions. These solutions are used by higher education institutions to increase student enrollment leads, conversion rates, and retention rates.

(2) Summary of Significant Accounting Policies

Consolidation and Operating Segments

The accompanying consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America. The Company has eliminated intercompany transactions and balances in consolidation. The Company has determined that it has two reportable operating segments at December 31, 2003. All of the Company's operating results and identifiable assets are in the United States of America.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions. These estimates and assumptions may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Some of the most significant areas that management uses significant estimates and assumptions are in the valuation of goodwill and identified intangible assets, in establishing reserves for uncollectible accounts receivable, in establishing estimated useful lives for long-lived assets, in establishing the point at which it is proper to capitalize software development costs, in revenue recognition, in accounting for the issuance of debt obligations, and in estimating the fair value of stock options and warrants.

Cash and Cash Equivalents

The Company considers investments in highly liquid instruments purchased with an original maturity of 90 days or less to be cash equivalents. Such investments are held in money market accounts, certificates of deposit, or available-for-sale securities.

Available-for-Sale Securities

Debt and equity securities classified as available-for-sale securities are reported at fair value, with unrealized gains or losses excluded from earnings and reported as a separate component of stockholders' equity in accumulated other comprehensive income (loss). The Company realized net losses totaling $159,000 during 2001 in connection with sales of available-for-sale securities. As of December 31, 2003 and 2002, the Company held no available-for-sale securities.

eCollege.com NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Accounts Receivable

The Company maintains an allowance for doubtful accounts based upon the expected collection of accounts receivable. At December 31, 2003 and 2002, the allowance for doubtful accounts was $188,000 and $166,000, respectively. One customer accounted for 13% of the consolidated gross accounts receivable balance at December 31, 2003. Three customers individually accounted for 17%, 13%, and 11% of our consolidated accounts receivable balance as of December 31, 2002. The Company has since collected the balances from all these significant customers. Sales to one customer represented 11% of the Company's total revenue for 2003 and 2001. No customers represented 10% or more of the Company’s revenue for 2002.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, and accounts receivable. The Company has no significant off-balance sheet concentrations of credit risk, such as foreign exchange contracts, option contracts, or other foreign currency hedging arrangements. The Company maintains its cash balances in the form of bank demand deposits and money market accounts with financial institutions that management believes are credit worthy. Accounts receivable are typically unsecured and are derived from transactions with and from educational institutions primarily located in the United States. Accordingly, the Company may be exposed to credit risk generally associated with educational institutions. The Company performs ongoing credit evaluations of its customers and maintains reserves for estimated credit losses. The Company historically has not had significant write-offs of accounts receivable.

Property and Equipment

Property and equipment are stated at historical cost or at estimated fair value upon acquisition. Depreciation is provided using the straight-line method, over estimated useful lives of generally two to seven years. Maintenance and repairs are expensed as incurred and major additions, replacements, and improvements are capitalized. Leasehold improvements are depreciated using the straight-line method over the shorter of the useful lives or the life of the related lease. The components of property and equipment are as follows (in thousands):

	December 31,

	2003	2002

Computer equipment (3-5 years)	$10,235	$8,822
Purchased software (3-5 years)	3,356	2,970
Office furniture and equipment (3-7 years)	1,855	1,130
Machinery and production equipment (7 years)	739	-
Leasehold improvements (2-7)	1,074	737

	17,259	13,659
Less: accumulated depreciation and amortization	(11,991)	(10,458)

	$5,268	$3,201

Depreciation expense for the years ended December 31, 2003, 2002, and 2001 was $2.0 million, $3.2 million, and $3.5 million, respectively. Included in purchased software as of December 31, 2002 is $878,000 of software licensed in the second quarter of 2002.

Goodwill and Identified Intangible Assets with Indefinite-Lives

Goodwill and purchased intangible assets with indefinite useful lives are not amortized. The Company reviews goodwill and identified intangible assets with indefinite lives for impairment in the fourth quarter of each year and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. The impairment review is performed using a two-step impairment test. The first phase screens for impairment; while the second phase (if necessary), measures the impairment. For purposes of this test we have identified two reporting units, which are the same as our reportable segments (see Note 10). In the first step, the Company compares the fair value of a reporting unit to its carrying value. In the second step, the Company compares the carrying value to the implied fair value of the goodwill and non-amortized intangible asset under a theoretical purchase allocation scenario. eCollege completed the first phase impairment analysis in the three months ended December 31, 2003 and found no instance of impairment of our recorded goodwill and indefinite lived intangibles. Accordingly, the second testing phase was not necessary.

Long-Lived Assets – Including Identified Intangible Assets with Finite-Lives

Intangible assets with finite lives are amortized using the straight-line method over the estimated economic lives of the assets, ranging from 5 to 8 years. The Company reviews long-lived assets to be held and used for impairment whenever there is an indication that the carrying amount may not be recoverable from future estimated cash flows. Through December 31, 2003, the Company’s management believes that there have been no indications of impairment of the Company’s long-lived assets.

eCollege.com NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Software Development Costs

The Company's activities include ongoing development of internal-use software used in connection with delivery of services via its proprietary software platform and network. Pursuant to the provisions of the AICPA's Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," costs incurred during the application development stage are capitalized and costs incurred during the preliminary project and the post-implementation stages are expensed as incurred. Capitalized software development costs are amortized using the straight-line method over their estimated useful lives, generally three years. Amortization begins when the products are ready for their intended use.

In general, the Company has expensed costs for the development of internal-use software as incurred due to the fact that the costs qualifying for capitalization have been insignificant and the related lives are short. The determination of the point at which capitalization of qualifying costs properly commences is subject to a high degree of management judgement. However, from April 1, 2000 through March 31, 2001, the Company capitalized $3.8 million of costs related to development of its CampusPortal product. In April 2001, the software was determined to be ready for its intended use, and accordingly, the Company began to amortize the capitalized costs over a useful life of three years. Through December 31, 2003, the Company has recorded $3.5 million of accumulated amortization and therefore has $314,000 of capitalized software development costs remaining to be amortized. The Company recorded $1.3 million, $1.3 million, and $941,000 of amortization expense for the years ended December 31, 2003, 2002, and 2001, respectively.

The Company also develops software tools and services for use by its personnel that are either currently marketed to third parties or for which the Company has a substantive plan to market such software. Costs for the development of such software are accounted for in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." SFAS No. 86 requires the capitalization of certain software development costs subsequent to the establishment of technological feasibility. The Company's software is deemed to be technologically feasible at the point a working model of the software product is developed. Through December 31, 2003, for products developed by the Company and marketed to third parties, the period from attainment of technological feasibility to general release has been brief and qualifying costs were not significant. Accordingly, the Company has not capitalized any such qualifying software development costs in the accompanying financial statements.

Other Accrued Liabilities

Other accrued liabilities are comprised primarily of accrued compensation expense and the related taxes, as well as other accrued expense items as of each reporting date as shown below (in thousands):

	December 31,

	2003	2002

Accrued compensation and related taxes	$4,178	$2,031
Other accruals	1,546	1,259

Total other accrued liabilities	$5,724	$3,290

Stock-Based Compensation

Currently, generally accepted accounting principles provide two methods for accounting for employee stock option plans and other employee stock-based compensation arrangements. Companies may recognize stock-based compensation expense under the intrinsic value-based method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations or under a fair value-based method prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation" and related interpretations. Prior to January 1, 2003, the Company accounted for stock options granted to employees and directors and other stock-based employee compensation plans using the intrinsic value method of accounting in accordance with APB No. 25 and related interpretations. Under APB No. 25, the Company generally did not record any stock-based compensation expense for options granted to employees, provided the options had an exercise price equal to or above the market price of eCollege’s common stock and the ultimate number of shares to be issued upon exercise were fixed on the day the option was granted. As such, the Company recognized compensation expense for fixed stock options only if the quoted market value of the Company’s common stock exceeded the exercise price of the option on the grant date.

During the fourth quarter of 2003, the Company adopted SFAS No. 123 effective January 1, 2003 for the Company’s employee stock option plans and other employee stock-based compensation arrangements using the prospective method under SFAS No. 148. This method applies the provisions of SFAS No. 123 to all employee stock awards granted, modified, or settled after January 1, 2003 and accordingly, eCollege recognized compensation expense for such awards made under our stock-based employee compensation plans. The fair values of restricted share rights were determined using the closing price of our common stock on the date of grant, while stock options were estimated at the date of grant using the Black-Scholes option-pricing model. Both types of awards’ estimated fair values are being amortized over the vesting period of the applicable award, generally 3 years.

eCollege.com NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

As a result, the Company recorded $655,000 of total stock-based compensation expense in 2003, including approximately $300,000 of additional expense directly related to the adoption of SFAS No. 123 when compared to what would have been recorded under APB No. 25. In accordance with the adoption of SFAS No. 123, the Company’s quarterly results of operations for the first nine months of 2003 were restated to reflect the additional expense associated with stock-based awards. The additional expense recognized in accordance with SFAS No. 123 was $30,000, $81,000, and $107,000 for the three months ended March 31, 2003, June 30, 2003, and September 30, 2003, respectively. For stock awards granted prior to January 1, 2003, compensation expense has not been recognized under SFAS No. 123, in accordance with the prospective method of adoption allowed for under SFAS No. 148. The Company’s use of the prospective method of adoption means that the fair value for stock-based compensation required by SFAS No. 123 was applied only to stock-based compensation awards granted, modified, or settled in 2003. Accordingly, 2003 results are not directly comparable to prior years’ results in this regard.

Stock issued to non-employees as consideration for services provided to the Company have been and continue to be accounted for under the fair value method in accordance with SFAS No. 123, which requires that compensation expense be recognized for all such option. As required by SFAS No. 123, the Company presents pro forma disclosures of its net income (loss) using the fair value-based accounting model for awards granted prior to January 1, 2003, as shown below (in thousands, except per share data):

	2003	2002	2001

Net income (loss):
As reported	$942	$(4,921)	$(12,337)
Stock-based compensation expense, as reported	655	153	704
Stock-based compensation expense, pro forma	(1,346)	(2,452)	(2,575)

Pro forma income (loss)	$251	$(7,220)	$(14,208)

Basic and diluted net income (loss) per share:
As reported	$0.05	$(0.30)	$(0.76)
Pro forma	$0.01	$(0.44)	$(0.88)

The Company has computed the fair values of all options granted during 2003, 2002, and 2001 using the Black-Scholes option pricing model and the following weighted average assumptions:

	Year Ended December 31,

	2003	2002	2001

Risk-free interest rate	3.0%	3.3%	3.3%
Expected dividend yield	0%	0%	0%
Expected lives outstanding	3 years	5 years	2 years
Expected volatility	85%	83%	101%

The weighted-average fair value of options granted in 2003, 2002, and 2001 was $2.46, $2.44, and $1.70, respectively. The total fair value of the options granted to employees was computed to be $176,000, $1.8 million and $1.1 million for the years ended December 31, 2003, 2002, and 2001, respectively. Cumulative compensation cost recognized in actual and pro forma net income or loss with respect to options that are forfeited prior to vesting is adjusted as a reduction of pro forma compensation expense in the period of forfeiture.

The fair value of each purchase right under the Employee Stock Purchase Plan ("Purchase Plan") is estimated on the date of the grant using the Black-Scholes model with the following assumptions:

	Year Ended December 31,

	2003	2002	2001

Risk-free interest rate	1.7%	3.0%	3.3%
Expected dividend yield	0%	0%	0%
Expected lives outstanding	1 year	1 year	6 months
Expected volatility	71%	80%	101%

The weighted average fair value of the right to purchase those shares issued in 2003, 2002, and 2001 was $2.09, $1.36, and $1.21 per share, respectively.

The total stock-based compensation recorded was $655,000 for the year ended December 31, 2003, which included $97,000 for options granted in 2003, $208,000 for the shares purchased under the Purchase Plan in 2003, and $350,000 restricted share rights awarded, including $49,000 of deferred compensation from awards granted prior to 2003. In the third quarter of 2003, the Company began to grant restricted share rights instead of stock options. The restricted share rights offer employees the opportunity to earn shares of the Company’s common stock over time, rather than options that give employees the right to purchase stock at a set price. During 2003, the Company awarded 250,487 restricted share rights to employees which vest over a range of three to four years. The value of these restricted share rights was $4.9 million based on the closing market price on the date of grant; accordingly, $4.6 million of compensation related to these grants will be recorded over the remaining vesting period.

eCollege.com NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The pro forma stock-based compensation for stock options, net of the amounts recorded for amortization of deferred compensation and the effect of forfeitures, was $1.1 million,  $2.3 million and $2.5 million for the years ended December 31, 2003, 2002, and 2001, respectively. The total fair value of, and pro forma stock-based compensation expense for, the shares purchased under the Purchase Plan was $208,000, $140,000 and $121,000 for the years ended December 31, 2003, 2002 and 2001, respectively (see Note 8).

Income Taxes

The current provision for income taxes represents actual or estimated amounts payable on tax return filings each year. Deferred tax assets and liabilities are recorded for the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying balance sheets, and for operating loss and tax credit carryforwards. The change in deferred tax assets and liabilities for the period measures the deferred tax provision or benefit for the period. Effects of changes in enacted tax laws on deferred tax assets and liabilities are reflected as adjustments to the tax provision or benefit in the period of enactment. The Company's deferred tax assets have been reduced by a valuation allowance to the extent that management cannot conclude that realization of the assets is more likely than not at each balance sheet date (see Note 9).

Grant Program

The Company implemented a Grant Program in late 1999 designed to increase the market for distance education by assisting new and existing customers in increasing the quality and number of online courses they offer and the number of students pursuing online degrees. Grants were awarded to institutions based on demonstrated commitment to a quality online degree program, the number of current and potential students, the college or university's unique approach to online learning, and other factors. The Grant Program was completed at December 31, 2003, and the Company does not anticipate offering new grant awards.

The Grant Program awarded both educational support funds and marketing funds. Pursuant to the terms of the grants, amounts were paid to the grant recipients after they had provided evidence of payment for appropriate expenditures to third parties. Customer expenditures for the Company's services are not reimbursable under terms of the grants.

Educational support funds consist of faculty stipends to encourage the generation of re-usable digital course content, hardware technology, and travel funds, and are considered direct costs of the contract with the customer. If estimated total contract costs, including direct and indirect costs to perform the Company's obligations under the contract, as well as the appropriate educational support funds, were in excess of the revenue guaranteed under the related agreement, such excess was expensed in the quarter in which the excess was first identified. The Company recognized such a loss of $2.4 million and recorded the liability as a contract loss accrual in 1999. This contract loss was recorded as a component of cost of revenue in 1999. As the Company recognized course development revenue under the grant recipients' contracts and recognized the cost of educational support funds and other contract costs, the contract loss accrual was reduced such that the gross margin related to this revenue is zero. In addition, the contract loss accrual could be increased or decreased periodically based upon management's estimate of the costs (including educational support funds) to be incurred on uncompleted contracts and the related guaranteed revenue. The determination of the contract loss accrual requires management to make estimates and assumptions regarding the total amount of costs to be incurred. These estimates and assumptions may change and affect the reported amounts of the liability on the date of the consolidated financial statements and the reported amount of expenses during the reporting period. A reduction in the total estimated educational support funds to be reimbursed resulted in a net decrease in cost of revenue in 2002.

Marketing funds are reimbursed to grant recipients based on demonstration of payment to third parties for approved marketing activities which promote their online programs. These expenses are recorded as marketing expenses in the consolidated statement of operations when it is estimated they are incurred by the grant recipients. A reduction in the total estimated marketing funds to be reimbursed resulted in a decrease in marketing expense in 2002.

eCollege.com NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company has analyzed the costs paid for marketing activities in conjunction with the Emerging Issues Task Force Issue No. 01-09, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products." The Company has concluded that the payments made to grant recipients are consistent with payments made by the Company directly to third parties for similar advertising activities. Accordingly, the Company has concluded that the payments are appropriately reflected as operating expenses in the accompanying consolidated statements of operations (in thousands).

	For the Twelve Months Ended December 31,

	2003	2002	2001

GRANT COSTS (REDUCTIONS) INCLUDED IN COST OF REVENUE:
Costs related to educational support funds	$21	$177	$2,795
Reduction of the contract loss accrual	(7)	(268)	(1,208)

Net effect on cost of revenue for period	$14	$(91)	$1,587

GRANT COSTS (REDUCTIONS) INCLUDED IN MARKETING EXPENSE:	$-	$(112)	$321

The estimated remaining disbursements under the Grant Program for reimbursed educational support and marketing funds are approximately $110,000 and $13,000, respectively, for a total of $123,000 at December 31, 2003, all of which are expected to be paid during 2004. Management continually evaluates the grants for compliance. It is possible that there may be individual grants that do not require the Company to reimburse the full grant award, and thus a portion of the accrued expenses may be reversed and the related liability reduced in future reporting periods.

Advertising Costs

Advertising costs are expensed as incurred and are included in sales and marketing expense in the accompanying statements of operations. Advertising expense for each of the periods presented in the accompanying statements of operations, excluding marketing expenses associated with the Company's Grant Program, was $293,000, $349,000, and $345,000 for the years ended December 31, 2003, 2002, and 2001, respectively:

During 1999, the Company paid $822,000 to a third party to provide the Company advertising and other services. The Company has deferred the $822,000 payment and is expensing the cost as services are provided over the five-year term of the agreement. As of December 31, 2003 and 2002, $137,000 and $301,000, respectively, of these prepaid expenses were included in other assets and $164,000 was expensed in each of the years ended December 31, 2003, 2002, and 2001, respectively.

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share is computed by (i) adjusting net income (loss) for the effects, if any, of assuming the conversion of certain convertible securities, and (ii) adjusting the weighted average number of shares outstanding for the effects, if any, of common shares issuable upon the conversion or exercise of certain securities such as warrants and options for common stock outstanding during the period, if the effect of such adjustments is dilutive. Certain options and warrants to purchase shares of common stock were dilutive as of December 31, 2003 and, using the treasury stock method, resulted in an additional 1.6 million weighted-average common shares outstanding for the computation of diluted net income per share for the year ended December 31, 2003. There were no adjustments to net income in the determination of dilutive net income per share for the year ended December 31, 2003. As a result of the Company's net losses for the years ended December 31, 2002 and 2001, all potentially dilutive securities would be anti-dilutive and are excluded from the computation of diluted loss per share for those periods. The table below summarizes common stock equivalents for 2003, 2002 and 2001 which would have been included except for their anti-dilutive effect (in thousands):

	December 31,

	2003	2002	2001

Stock options	5	3,185	2,724
Warrants	200	7	37
Restricted share rights and common stock	198	25	50

Total	403	3,217	2,811

The Company has never paid cash dividends on its stock, and is currently precluded from doing so under its borrowing agreements.

eCollege.com NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in stockholders' equity from non-owner sources. There were no adjustments to net income (loss) to arrive at comprehensive income (loss) for the years ended December 31, 2003 and 2002, respectively. Comprehensive loss was $12.3 million for the year ended December 31, 2001. Adjustments to the Company's net income (loss) to derive comprehensive loss were comprised of changes in net unrealized gains and losses on the Company's available-for-sale securities.

Treasury Stock

The Company accounts for treasury stock purchases at cost. In 2003 and 2002, the Company withheld 5,000 and 6,000 shares of common stock with a cost of $59,000 and $22,000, respectively, in satisfaction of statutory tax withholding requirements upon the vesting of restricted share rights held by an officer of the Company (See Note 8). These shares are presented as treasury stock in the consolidated balance sheet.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. Management does not believe the effects of such reclassifications are material.

Recent Accounting Pronouncements

In May 2003, Emerging Issues Task Force No. 00-21 ("EITF No. 00-21"), "Accounting for Revenue Arrangements with Multiple Deliverables," was finalized. This issue addresses certain aspects of accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. It addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how arrangement consideration should be measured and allocated to the separate units of accounting. EITF No. 00-21 is applied prospectively to arrangements entered into in periods beginning after June 15, 2003. In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104 ("SAB No. 104"), "Revenue Recognition," which codifies and rescinds certain sections of SAB No. 101, "Revenue Recognition," in order to make this interpretive guidance consistent with EITF No. 00-21. The adoption of EITF No. 00-21 did not have an effect on the Company’s results of operations or financial position.

(3) Acquisition of Datamark

On October 31, 2003, the Company, pursuant to a definitive purchase agreement dated September 15, 2003, acquired all of the capital stock of Datamark. Datamark is an outsource provider of integrated enrollment marketing services to the proprietary post-secondary school market. The Company’s consolidated financial statements include Datamark’s results of operations from October 31, 2003.

Prior to the Datamark acquisition, the Company’s management was considering various manners of accelerating its growth and mitigating the risks associated with a niche strategy. Strategically, the Datamark acquisition broadens eCollege’s market position in the for-profit post-secondary education market that it already serves. It also increases the service offerings of the Company along the student life cycle. With the new offerings from Datamark, such as enrollment marketing, admissions training, and retention improvement solutions for online programs, as well as the potential for new integrated products between the Enrollment and eLearning divisions in the future, eCollege management believes that it can strengthen its relationships with the customers in that sector. The primary operating benefits of the Datamark acquisition will be cross-selling to each other's customer base and offering new products and services to the post-secondary education market. Selling enrollment marketing services to the combined customer base is expected by management to increase Datamark's revenue and increase the growth of eCollege's eLearning student technology service fees.

Based on a negotiated offer after a competitive auction process, the Company paid total consideration of approximately $69.8 million, consisting of $58.0 million in cash, $8.9 million subordinated notes payable to the sellers (principal of $12.0 million), $464,000 related to the discount on 75,000 shares of the Company’s common stock sold to Datamark’s management, and 150,000 shares of eCollege common stock (valued at $2.5 million based on the average closing price per share of eCollege’s common stock for the two days prior and two days after the signing of the definitive purchase agreement on September 15, 2003). The $58.0 million in cash consideration was funded by cash on hand, proceeds from a $3.0 million term loan, and proceeds from $20.0 million in senior subordinated notes. The total purchase price allocated to the acquired assets and assumed liabilities included $1.7 million in capitalized acquisition costs. Acquisition costs primarily consisted of investment banking fees, professional fees, and consulting fees.

eCollege.com NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Under the terms of the stock purchase agreement, the purchase price was to be adjusted based upon Datamark’s working capital at the date of completion of the transaction. eCollege and the former Datamark stockholders agreed that $1.0 million of the cash consideration paid by eCollege would be put into a working capital escrow until the final purchase price was determined. Based upon the reported amount of working capital on October 31, 2003, the Company has recorded the acquisition based upon an adjusted purchase price of $70.3 million. As a result, the Company currently has recorded $1.2 million as due from former Datamark stockholders on the consolidated balance sheet, of which $1.0 million of cash is in escrow and $208,000 is owed from the Datamark stockholders. However, the purchase price adjustment is being disputed by the selling stockholders, who have not yet agreed to this amount. The Company has up to one year from the acquisition date to finalize its purchase accounting related to the acquisition.  If the Company's expectations regarding amounts due from the former Datamark stockholders change, an adjustment to goodwill may be recorded in the future. The following is a reconciliation of the adjusted purchase price (in thousands):

Cash	$58,000
Estimated fair value of subordinated notes payable	8,850
150,000 shares of eCollege common stock	2,502
Discount on 75,000 shares of eCollege common stock sold to Datamark’s management for $10.50 per share	464

Total consideration paid	69,816
Capitalized acquisition costs	1,714

Total Purchase Price	71,530
Less: working capital adjustment at purchase date	(1,208)

Adjusted Purchase Price	$70,322

The total adjusted purchase price of approximately $70.3 million was allocated as follows (in thousands):

Cash and cash equivalents	$2,154
Accounts receivable	5,211
Prepaid expenses & other current assets	1,043
Accounts payable	(4,500)
Accrued bonus payable and payroll	(2,653)
Customer advances	(1,255)
Other accrued expenses	(408)
Net deferred tax liability	(4,771)
Fixed assets	2,833
Customer relationships	8,100
Non-compete agreements	2,400
Trademark/trade name	1,600
Reduction of eCollege deferred tax valuation allowance	4,771
Goodwill	55,797

Total purchase price	$70,322

The Company recorded deferred tax assets of $497,000 and deferred tax liabilities of $5.3 million upon the acquisition of Datamark during the year ended December 31, 2003. The deferred tax assets were primarily due to customer advances. The deferred tax liabilities were primarily related to future amortization or impairment of purchased intangible assets that will not be deductible for tax purposes. However, the Company may utilize the historical eCollege net operating loss carryforwards to offset the future taxable income resulting from these net deferred tax liabilities. As a result, the Company reduced the valuation allowance on its net deferred tax assets by approximately $4.8 million. As the change in the valuation allowance was attributable directly to the acquisition, the Company recorded the change as a reduction of goodwill, offsetting the impact on goodwill from the recording of the net deferred tax liabilities. Accordingly, there was no net impact on goodwill from deferred taxes resulting from the acquisition.

Intangible assets subject to amortization

Of the total purchase price, $10.5 million was allocated to amortizable intangible assets, including customer relationships and non-compete agreements, based on an independent valuation prepared using estimates and assumptions provided by management.

Customer relationships represent the value of the customer base where the loss of the customer relationship would negatively affect future cash flows. The key variables that determined the valuation for the Datamark customer relationships was the history that Datamark had with its customers and its focus on selling new services to its existing customer base. eCollege is amortizing the fair value of these assets on a straight-line basis over an estimated average economic life of eight years. The estimated economic life was determined by an independent third party who considered the average life of the majority of Datamark’s existing customers adjusted by a smaller portion of customers with rapid turnover under a simulation model.

Non-compete agreements represent executed agreements with seven Datamark employees that legally restrict them from competing with eCollege for two years after the last date of employment, not to exceed five years from the acquisition date. eCollege is amortizing the fair value of these assets on a straight-line basis over an estimated useful life of approximately five years. Certain factors could affect the remaining useful life of the non-compete agreements in the future, including the termination of one or more of these employees, which could accelerate the amortization expense of the remaining value.

eCollege.com NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Goodwill and intangible asset with an indefinite life

The Company recorded $55.8 million of goodwill as a result of the Datamark acquisition. This amount reflects unique synergies with eCollege not associated with the assets acquired. The Company paid a premium for Datamark because eCollege will be able to broaden its position in the rapid-growth, for-profit-post-secondary education market and increase its service offerings along the student life cycle. Operationally, the acquisition is valuable in that it offers the potential to cross-sell to each company’s customer base and the ability to offer new integrated products and services.

The Company allocated $1.6 million to the Datamark trade name. At this time, the Company has determined that this intangible asset will not be amortized because it has an indefinite useful life based on, among other factors and considerations, the ongoing active use of its trade name, the lack of any legal, regulatory, or contractual provisions that may limit the useful life of the trade name, the lack of any substantial costs to maintain the asset, the positive impact on its trade name generated by its other ongoing business activities (including marketing and development of new technology and new products), and its commitment to products branded with its trade name over its corporate history. The amount allocated to the Datamark tradename was determined through an independent appraisal based on established valuation techniques. In order to estimate a fair value for the tradename, the independent appraiser used the relief-from-royalty method. Using this method, an after-tax royalty rate was applied to the projected Datamark sales stream. The royalty rate was determined through researching licensing transactions of trademarks and trade names in the advertising and publishing industries. Changes in the factors listed above could lead to a future impairment.

eCollege’s purchased intangible assets associated with the completed acquisition at December 31, 2003, are composed of (in thousands):

	2003
	Gross	Accumulated Amortization	Net

Customer Relationships (8 years)	$8,100	$170	$7,930
Non-compete agreements (5 years)	2,400	79	2,321

Total amortizable purchased intangible assets	10,500	249	10,251
Datamark trade name	1,600	n/a	1,600

Total purchased intangible assets	$12,100	$249	$11,851

Amortization expense related to purchased intangible assets was $249,000 in 2003.

Estimated future amortization expense related to purchased intangible assets at December 31, 2003 is as follows (in thousands):

Year ending December 31,	Amortization
2004	$1,493
2005	1,493
2006	1,493
2007	1,493
2008	1,413
Thereafter	2,866

All of the goodwill has been allocated to the Enrollment segment as of December 31, 2003, and there have been no changes in the carrying amount of goodwill for the year ended December 31, 2003.

eCollege.com NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Pro forma results

The following unaudited pro forma financial information presents the combined results of operations of eCollege and Datamark as if the acquisition had occurred as of the beginning of each of the years reported below. An adjustment of $5.4 million and $4.5 million was made to the combined results of operations, reflecting amortization of purchased intangible assets, stock compensation expense, interest expense, and related financing costs, net of tax, that would have been recorded if the acquisition had occurred at the beginning of 2003 and 2002, respectively. The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations of eCollege that would have been reported had the acquisition been completed as of the beginning of the periods presented, and should not be taken as representative of the future consolidated results of operations of financial condition of eCollege. Pro forma results were as follows for the years ended December 31, 2003 and 2002 (in thousands, except per share amounts):

	Years Ended December 31 ,

	2003	2002

Revenue	$72,446	$56,175
Cost of revenue	38,283	31,962

Gross profit	34,163	24,213
Operating expenses:
Product development	5,572	5,658
Selling and marketing	10,983	9,436
General and administrative	10,966	10,067
Amortization of intangible assets	1,493	1,493

Total operating expenses	29,014	26,654

Income (loss) from operations	5,149	(2,441)
Other income (expense), net	(4,855)	(4,802)

Net income (loss)	$294	$(7,243)

Basic and diluted net income (loss) per share	$0.02	$(0.44)

(4) Revenue Recognition

The majority of the Company's revenue through December 31, 2003 has been generated from enrollment fees for students enrolled in online courses. The Company also generate modest amounts of revenue from enrollment fees for students enrolled in online supplements for on-campus courses; services fees for the design, development, licensing and hosting of online digital campuses; and services fees for the design and development of online courses. With the acquisition of Datamark on October 31, 2003, the Company started to generate revenue from a variety of other products and services including direct mail, media placement, interactive marketing, custom research, admissions training, and student retention services. Other revenue is primarily from professional consulting and other training services.

Revenue is recognized when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller’s price to the buyer is fixed or determinable; and, (4) collectibility is reasonably assured.

eLearning Division

The Company's eLearning services are generally sold at fixed prices as set forth in customer contracts. The Company charges its customers student fees for each online course enrollment hosted by the Company as of agreed upon enrollment census dates. The Company also sells student fee licenses which allow for up to a specified number of student enrollments in online supplements for on-campus courses over a specified period of time, usually one year. Customers are typically charged for annual license, hosting and maintenance fees as well as initial design and development services fees for an online campus. Design and development services fees to build online courses are also specified in contracts. Other services, including faculty training and support, instructional design and technical consulting services and online evaluation services, may also be purchased at prices set forth in customer contracts.

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

eCollege.com NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

If a customer has purchased a block of course design and development consulting hours, the Company recognizes such hourly fees as the work is performed. If a customer has contracted with the Company to build a unique online course, in general, the Company recognizes such fees over a period of nine months, which approximates the length of time over which the Company completes its obligations to the customer. The Company periodically re-assesses the period over which these services are provided based upon the Company's experience of providing such services and changes in the business and technological environments. Changes in contract terms and expected contract life may also affect the period over which campus and course fees are recognized in the future.

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

All other eLearning revenue sources are recognized at the time of the performance of the service (e.g., training, instructional design and technical consulting) or over the length of the service period (e.g., annual Evaluation Solutions license fees).

Enrollment Division

Enrollment division revenues are primarily generated from the sale of direct mail, interactive marketing, and media placement. The Company also derives other revenue from research services, admissions training, and retention services.

It is the Company’s practice to execute contracts or work orders of various lengths, typically up to three months for one project, for direct mail advertising campaigns. Individual direct mail projects typically take ten to eighteen business days to complete with payments due two days before marketing materials are mailed. Fees are determined based on number of pieces mailed and the associated revenue is recognized when the marketing materials are mailed. The pricing includes all applicable postage costs.

Interactive media arrangements are usually from three months to one year in length. Pricing is based on a fee-per-lead-generated model, with an initial up front payment due at the time the customer’s agreement is signed and then the customer is invoiced monthly thereafter based on the number of leads generated. Payments received are recorded as customer advances (liability) until the leads are generated at which point the revenue is recognized.

It is generally the Company’s practice to execute written master services agreements, signed by both the customer and Datamark, for customers buying media placement services. The Company also executes an agency of record letter, which identifies Datamark as the agent authorized to make media placements on behalf of the customer. Smaller customers are not required to execute master service agreements but are required to sign the agency of record letter. Datamark charges our customer for the cost of the advertisement placed with the third-party media supplier (i.e. newspaper, television, radio station, etc.) which generally includes a 15% commission. Revenue is recognized when the media advertisements are run by the third-party media supplier. Revenue is recorded on a net basis, meaning that the Company only includes the 15% commission portion of the amount it charges in consolidated revenue, not the gross amount of fees charged to, and collected from, our customers. Accordingly, the Company also excludes the direct cost of the advertisement charged by the media supplier from cost of revenue in the consolidated statements of operations. Management determined that revenue should be recorded on a net basis based on the fact that the third-party media supplier (and not Datamark) is responsible for ultimate fulfillment, including the acceptability of the products or services purchased by a customer, and therefore Datamark does not have risks and rewards as principal in the media placement transactions. Furthermore, the fact that the Company earns a stated percentage of the amount billed to a customer is a further indication that Datamark is acting as an agent.

Other enrollment marketing revenue sources include retention services, admissions training, and research services. Student retention services agreements are contracted for a period of not less than six months and typically for a period of one year. Datamark charges a fee based on the number of students actively enrolled in a particular month. There is also a one-time fee for implementation of the retention product that is recognized as revenue over the contract period. Contracts for admissions training and research services are negotiated based on scope of work. These services are provided on an hourly rate and are recognized at the time of the performance of the service or over the length of the service period.

For both divisions, the Company enters into agreements that may contain multiple-elements. For multiple-element arrangements, the Company recognizes revenue for delivered elements when the delivered item has stand-alone value to the customer, fair values of undelivered elements are known, customer acceptance has occurred, and there are only customary refund or return rights related to the delivered elements.

Revenue that is recognized is reflected as accrued revenue receivable on the consolidated balance sheets to the extent that the customer has not yet been billed for such services. The Company records deferred revenue for amounts received from or billed to customers in excess of the revenue that has been earned. The Company also records a liability for customer advances (deposits) that it requires our customers to pay for our interactive media services.

eCollege.com NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(5) Debt

Revolving Line of Credit

In October 2003, the Company entered into an agreement with a bank to obtain a $10.0 million revolving line of credit, (the "Revolver") that matures on October 31, 2005, and which replaced the previous revolving line of credit. The interest rate on the Revolver is equal to the bank’s prime rate, which was 4.00% at December 31, 2003, plus 1.25%, but at no time will be less than 5.25%. The Revolver contains certain financial covenants and is secured by all of the Company’s assets. In December 2003, the Company drew $9.4 million from the Revolver. The entire amount was subsequently repaid in January 2004. The Company was in compliance with all financial covenants as of December 31, 2003. The Company previously had a $3.8 revolving line of credit that was due to mature on April 10, 2004. The interest rate on the revolving line of credit was adjustable and was equal to the bank’s prime rate plus 1.25%. In December 2002, the Company drew $2.9 million from its revolving line of credit. The entire $2.9 million draw was subsequently repaid in January 2003. The Company drew and repaid a total of $6.1 million from its revolving line of credit at different points throughout the year ending December 31, 2003.

Long-Term Debt

Term Loan and Capital Lease Obligations

The Company obtained a $3.0 million term loan ("Term Loan") with a bank in October 2003. The Term Loan refinanced the existing term loan and the outstanding debt on the equipment lease facility described below. The Term Loan has an interest rate of 7.0% per annum. The Term Loan is to be repaid in 36 equal installments and is secured by all of the Company's assets. At December 31, 2003, the Company had $2.9 million outstanding under the term loan. The Company also incurred approximately $56,000 in debt issuance costs in connection with the Term Loan. These debt issuance costs were deferred and are being amortized as interest expense over the three-year term of the loan. The Term Loan contains certain financial covenants. The Company was in compliance with all financial covenants as of December 31, 2003.

The previous term loan was obtained in May 2003 in order to refinance two sale-leaseback arrangements, and had a 36 month term and an adjustable interest rate of prime plus 2.75% (not to be less than 7.00% nor more than 9.00%). The previous equipment lease facility was obtained in May 2003, provided up to $1.0 million in equipment financing, and had an adjustable rate of prime plus 2.75% (not to be less than 7.00% nor more than 9.25%).

Subordinated Notes

In October 2003, the Company issued $20.0 million in senior subordinated secured notes ("Senior Subordinated Notes") to a lender. The Senior Subordinated Notes have principal payments due in $5.0 million quarterly increments beginning on December 31, 2007, with interest payments due quarterly beginning on December 31, 2003, at a rate of 12.5% per annum. The Senior Subordinated Notes are secured by all of the Company's assets. In connection with the issuance of the Senior Subordinated Notes, the Company issued warrants to the lender to purchase 200,000 shares of common stock at a price of $13.00 per share. However, if at the time of exercise of all or any portion of the warrants, the fair market value of the Company’s common stock is less than $13.00 per share for the 30 trading days immediately preceding the date of such exercise, then the exercise price shall be automatically adjusted such that the exercise price will be equal to $10.00 per share with respect to such exercise. The warrants expire on October 31, 2008. The net proceeds received in connection with the issuance of the Senior Subordinated Notes totaled $20.0 million, which were allocated to the Senior Subordinated Notes and the warrants. The Company allocated $3.3 million to the warrants based upon the fair value of the warrants, which was estimated using the Black-Scholes option pricing model, a risk free interest rate of 3.0%, volatility of 85%, 0% dividend yield, and an expected life of 5 years (the contractual life). The remaining $16.7 million was allocated to the Senior Subordinated Notes. The discount attributable to the value of the warrants will be amortized as interest expense over the five-year term of the Senior Subordinated Notes using the interest method. The Company also incurred approximately $1.0 million in debt issuance costs in connection with the Senior Subordinated Notes. The debt issuance costs were deferred and will be amortized as interest expense over the five-year term of the Senior Subordinated Notes. The Senior Subordinated Notes contain certain financial covenants. The Company was in compliance with all financial covenants of of December 31, 2003.

Also in connection with the acquisition of Datamark in October 2003, the Company issued subordinated seller notes ("Seller Notes") totaling $12.0 million. The Seller Notes, with interest and principal due in 2008, are comprised of a series of notes issued to the selling stockholders, aggregating to $7.0 million, which bear simple interest at a rate of 10.0% per annum and another series of notes issued to the selling stockholders, aggregating to $5.0 million, which bear simple interest at a rate of 10.0%, compounded annually. The Company recorded $8.9 million for the notes issued to the Sellers based upon their estimated fair value, resulting in a discount of $3.1 million, which is being amortized over the term of the debt using the interest method. The fair value of the Seller Notes was determined by an independent third party who considered, among other factors, the effective interest rate of the Senior Subordinated Notes, and other comparable debt securities. Due to the discounts on the Senior Subordinated Notes and Seller Notes, any pre-payments of these debt obligations would result in additional interest expense in the period of any such pre-payment. The Senior Subordinated Notes also contain a provision that provides for the acceleration of all interest payments due through October 31, 2006 upon early extinguishment of the debt prior to October 31, 2006.

eCollege.com NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following is a summary of the Company's long-term debt and capital lease obligations as of December 31, 2003 and 2002, respectively (in thousands):

	December 31, 2003	December 31, 2002

Term loan, 7% interest rate, due through November 2006	$2,917	$-

Seller notes, 10% face interest rate, 15% effective interest rate, interest and principal due November 2008, principal of $12.0 million	8,871	-
Senior subordinated notes, 12.5% face interest rate, 19% effective interest rate, $5.0 million quarterly payments starting December 2007, due September 2008, principal of $20.0 million	16,797	-
Capital lease obligations	-	1,842

Total	28,585	1,842
Less current portion	(1,000)	(1,136)

Long-term portion	$27,585	$706

The following is a schedule by year of future principal debt payments, as of December 31, 2003. Amounts represent the contractual cash payments of our debt and exclude the debt discounts discussed above (in thousands):

	Term Loan	Senior Subordinated Notes	Seller Notes	Total

Period ending December 31,

2004	$1,000	$-	$-	$1,000
2005	1,000	-	-	1,000
2006	917	-	-	917
2007	-	5,000	-	5,000
2008	-	15,000	12,000	27,000

Principal of debt obligations	$2,917	$20,000	$12,000	$34,917

(6) Commitments And Contingencies

Operating Lease Obligations

The Company leases office space and equipment under various non-cancelable operating leases. At December 31, 2003 the aggregate future minimum lease commitments were as follows (in thousands):

Year ending December 31,

2004	$1,788
2005	1,636
2006	1,467
2007	1,214
Thereafter	190

$6,295

Rent expense for the years ended December 31, 2003, 2002, and 2001 was $1.1 million, $1.3 million, and $1.1 million, respectively. In connection with the lease on the corporate headquarters building, the Company has recognized $477,000 in a deferred rent liability as of December 31, 2003, as the amount of the monthly cash rental payments increases over the lease term.

eCollege.com NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Employee Benefit Plan

The Company has a defined contribution plan under Section 401(k) of the Internal Revenue Code. Eligible employees are permitted to contribute up to 15% of their annual compensation. In addition, the Company may make discretionary and/or matching contributions on behalf of participating employees. No such contributions were made in 2003, 2002, or 2001. With the acquisition of Datamark, the Company has continued to use Datamark’s 401(k) plan for the Enrollment division. Datamark’s 401(k) features a discretionary matching provision in which the Board determines matching levels yearly. No such contributions were made since October 31, 2003 (acquisition date).

Legal Matters

The Company is exposed to asserted and unasserted legal claims encountered in the normal course of business. Management believes that the ultimate resolution of any such matters will not have a material adverse effect on the operating results or the financial position of the Company.

Contingency

Datamark has been issued a preliminary notice of a sales and use tax liability by the Utah State Tax Commission for the period of April 1, 2000 through December 31, 2002, in the amount of $530,000 with interest of $53,000 for a total amount of $583,000. The Company has accrued and agreed to pay $60,000 of this amount. However, Datamark is currently disputing $523,000 of this liability. Furthermore, if Datamark does not prevail in its dispute, there is an additional potential liability exposure of approximately $187,000 related to the twelve months ended December 31, 2003, for a total aggregate exposure of $710,000. However, the former stockholders of Datamark agreed to indemnify eCollege for the potential liability related to periods prior to October 31, 2003, pursuant to the stock purchase agreement, therefore only approximately $35,000 of the total aggregate exposure was assumed by the Company. Although the ultimate liability cannot be determined at the present time, the Company believes that any liability resulting from this matter, if any, will not have a material adverse effect on the operating results or the financial position of eCollege.

In the Datamark acquisition, the stock purchase agreement provides for certain indemnification of eCollege by the selling stockholders, severally and not jointly. To satisfy, in part, these indemnification obligations, $5.0 million of the purchase price was placed in escrow and eCollege has the right to offset up to an additional $5.0 million owed under the Seller Notes for indemnified claims. However, the former stockholders of Datamark are only liable to eCollege for indemnification under the terms of the sale of Datamark if and only to the extent that the aggregate indemnifiable damages incurred by eCollege exceed the sum of $500,000. This limitation on indemnification does not apply to certain breaches of the representations of the selling stockholders under the stock purchase agreement, including indemnification for damages incurred by eCollege associated with any unpaid or unrecorded liabilities for taxes related to periods prior to October 31, 2003.

The Company has up to one year from the acquisition date to finalize its purchase accounting related to the acquisition. If the Company’s expectations regarding amounts due from the former Datamark stockholders change, an adjustment to goodwill may be recorded in the future.

(7) Other Related Party Transactions

During the the year ended December 31, 2003, the Company made payments totaling $30,000 to a vendor for online course development services. The Company’s Chief Technology Officer is a board member of, and holds a minority ownership interest in the vendor. The Company believes that payments for such services were negotiated on an arms-length basis and in the ordinary course of business.

(8) Stockholders' Equity

Private Placement

In August 2003, the Company completed a private placement of 2.9 million shares of common stock with a group of institutional investors for an aggregate purchase price of $30.5 million. The Company has incurred $1.7 million for stock issuance costs related to this private placement, $12,000 of which was unpaid at December 31, 2003. The shares of common stock that were sold in the private placement have not been registered under the Securities Act of 1933, as amended.

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

Under the Purchase Plan, eligible employees may contribute up to 15% of his or her cash earnings through payroll deductions, and the accumulated deductions will be applied to the purchase of shares on each semi-annual purchase date. The purchase price per share will be equal to 85% of the fair market value per share of the Company's common stock on the participant's entry date into the offering period or, if lower, 85% of the fair market value per share on the semi-annual purchase date. In no event, however, may any participant purchase more than 1,000 shares on any purchase date, and not more than 166,667 shares may be purchased in total by all participants on any purchase date.

eCollege.com NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

During 2003, the Company recognized $208,000, of compensation expense related to the Purchase Plan for employee stock purchases. The Company issued 81,896 shares of common stock in 2003 at a per share price of $3.45 per share In 2002, the Company issued 102,947 shares of common stock at an average price of $2.44 per share. The Company issued 124,106 shares of common stock in 2001 at a price of $2.38 per share.

Employee Stock Option Grants

The Company's 1999 Stock Incentive Plan (the "Plan") is the successor equity incentive program to the Company's 1997 Stock Option Plan (the "1997 Plan"). All outstanding options under the 1997 Plan were incorporated into the Plan, and no further option grants will be made under the 1997 Plan. All information disclosed below for the period from January 1, 2001 through December 31, 2003, includes options issued under the Plan and the 1997 Plan (collectively, the "Plans"). Options granted vest over various terms, with a maximum vesting period of five years, and expire after a maximum of ten years. At December 31, 2003, the Company was authorized to grant incentive and non-qualified stock options to acquire up to 4.6 million shares of the Company's common stock to employees and directors of the Company, of which 1.5 million remains available for grant.

The following table summarizes the Plans’ activity during the years ended December 31, 2003, 2002, and 2001, respectively (in thousands, expect per share data).

	Shares	Weighted Average Exercise Price

Outstanding, December 31, 2000	2,288	$6.62
Granted	671	3.77
Forfeited or canceled	(1,192)	6.83
Exercised	(47)	1.81

Outstanding, December 31, 2001	1,720	5.49
Granted	755	3.77
Forfeited or canceled	(346)	5.80
Exercised	(23)	2.74

Outstanding, December 31, 2002	2,106	4.85
Granted	72	4.75
Forfeited or canceled	(73)	3.83
Exercised	(476)	5.15

Outstanding, December 31, 2003	1,629	$4.80

As of December 31, 2003, 2002 and 2001, 1.2 million, 1.2 million, and 698,000 of the above options were exercisable, respectively, with weighted average exercise prices of $5.19, $5.73, and $6.80, respectively.

The following table summarizes the weighted average exercise prices of options granted during the years ended December 31, 2003, 2002, and 2001. The table includes options for common stock whose exercise price was less than the fair market value of the underlying common stock at the date of grant and equal to or greater than the fair market value at the date of grant (in thousands, except per share data).

	Years Ended December 31,

	2003	2002	2001

Exercise price-less than fair market value:
Number of options	-	51	6
Weighted average exercise price	$-	$2.95	$1.35
Weighted average fair value of options	$-	$3.02	$2.92

Equal to fair market value:
Number of options	72	704	496
Weighted average exercise price	$4.75	$3.83	$3.60
Weighted average fair value of options	$2.46	$2.40	$1.92

Greater than fair market value:
Number of options	-	-	170
Weighted average exercise price	$-	$-	$4.36
Weighted average fair value of options	$-	$-	$1.00

eCollege.com NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The status of stock options outstanding and exercisable under the Plans as of December 31, 2003 is as follows (in thousands except per share data):

	Stock Options Outstanding			Stock Options Exercisable

Range of Exercise Prices	Number Of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Of Shares	Weighted Average Exercise Price

$ 1.35	6	7.0	$1.35	6	$1.35
$ 2.14-$ 3.04	320	6.5	$2.84	248	$2.83
$ 3.08-$ 4.49	881	7.3	$3.94	545	$4.02
$ 4.88-$ 6.63	108	6.6	$6.09	92	$6.06
$ 7.00-$ 9.00	309	5.8	$8.96	309	$8.96
$ 11.36-$14.72	5	9.5	$12.70	-	$0.00

	1,629	6.8	$4.80	1,200	$5.19

Option Grants to Officers

As of April 23, 2002, the Company entered into an employment agreement with Mr. Oakleigh Thorne, the Company’s Chief Executive Officer and Chairman of the Board. As part of the agreement, in lieu of an annual salary, on April 23, 2002, Mr. Thorne was granted an option to purchase up to 101,000 shares of common stock at an exercise price of $4.49 per share, the closing price of the Company's common stock on the grant date. This option has a 10-year term and vested monthly in twelve equal installments beginning January 1, 2002. In addition, on April 23, 2002, Mr. Thorne was granted a Performance Option with a 10-year term to purchase up to 101,000 shares of common stock at an exercise price of $4.49 per share. The Performance Option vested, if at all, partially on June 30, 2002, and on December 31, 2002, based on the Company meeting its targets in the corporate bonus plan for 2002. On June 30, 2002, the Performance Option vested with respect to 20,000 shares as a result of the Company meeting interim targets in the corporate bonus plan. On December 31, 2002, the Performance Option vested with respect to an additional 55,000 shares as a result of the Company meeting a portion of the year end financial targets in the corporate bonus plan. The remaining 26,000 shares of the Performance Option did not vest pursuant to the corporate bonus plan and were forfeited as of December 31, 2002.

No compensation expense was recorded upon the issuance of the options due to the fact that the grant price was equal to the exercise price on the date of the grant. However, the Performance Option was subject to variable accounting due to its performance-based terms. As a result, the Company was required to re-measure compensation expense at each reporting date until each portion of the Performance Option vested or was terminated. Since the closing price of the Company's common stock each interim and final compensation measurement date was less than the exercise price of $4.49, the amount of compensation expense was determined to be zero, and the Company did not record any stock-based compensation expense for these options during the year ended December 31, 2002.

In July 2001, Mr. Charles P. Schneider's employment with the Company terminated. Mr. Schneider had served as the Company's Chief Operating Officer since June of 1999 and as the Company's President since November of 2000. The Company entered into an employment agreement with Mr. Schneider at the time of his hiring (the "Agreement"). On July 2, 2001, the Company's Board of Directors' Compensation Committee awarded Mr. Schneider options to purchase up to 75,000 shares of the Company's common stock under the Company's 1999 Stock Incentive Plan, as consideration for Mr. Schneider's consent to extend the non-competition provisions of the Agreement. These options have a 5-year term, were fully vested at the award date and are exercisable on July 2, 2002. The exercise price of the option grant is $5.00 per share. On July 2, 2001, the Company recorded stock-based deferred compensation of $147,000, based upon the fair market value of the option grant on that date, as calculated using the Black-Scholes option pricing model. The deferred compensation cost was amortized on a straight-line basis over the twelve month period of the non-competition agreement following Mr. Schneider's termination of employment. As of December 31, 2003, all of these options had been exercised.

On June 21, 2001, the Company's Board of Directors' Compensation Committee awarded Mr. Douglas Kelsall, Executive Vice President and Chief Financial Officer, 50,000 shares of the Company's common stock under the Company's 1999 Stock Incentive Plan, as consideration for Mr. Kelsall's services to the Company and his consent to terminate a previous option grant issued in 1999 for the option to purchase 50,000 shares of the Company's common stock at an exercise price of $9.00, the quoted market price of the Company's common stock at the date of grant. One third of the shares vested on June 21, 2002, the one year anniversary of the award, and the balance are vesting in 24 successive equal monthly installments beginning in July 2002, provided Mr. Kelsall continues in employment with the Company. The Company recorded stock-based deferred compensation cost of $143,000, equal to the fair market value of the restricted common stock on June 21, 2001. The deferred compensation cost is being amortized on a straight-line basis through July 2, 2004. During the year ended December 31, 2003, 2002, and 2001, the Company recorded $47,000, $47,000, and $24,000 of compensation expense, respectively. Remaining options outstanding under this grant were approximately 8,000 at December 31, 2003. The Company withheld 5,000 and 6,000 shares of stock during 2003 and 2002, respectively, from Mr. Kelsall's vested shares to cover minimum tax withholding requirements. These shares are reflected as treasury stock in the accompanying consolidated balance sheet as of December 31, 2003.

eCollege.com NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Restricted Share Rights

In the third quarter of 2003, the Company began to grant restricted share rights instead of stock options. The restricted share rights offer employees the opportunity to earn shares of the Company’s common stock over time, rather than options that give employees the right to purchase stock at a set price. During 2003, the Company awarded 55,487 restricted share rights to employees which vest over a range of three to four years. The value of these restricted share rights was $686,000 based on the closing market price on the date of grant. On October 31, 2003, the Company awarded 195,000 restricted share rights to certain Datamark employees which vest over four years. The value of these restricted share rights was $4.2 million based on the closing market price on October 31, 2003. The Company recognizes the issuance of the shares and the related compensation expense related to these stock-based compensation awards on a straight-line basis over the vesting period. The Company recorded $275,000 of stock-based compensation expense related to the restricted share rights awarded for the year ended December 31, 2003. The remaining $4.6 million will be recognized over the remaining vesting period.

Warrants

In connection with the Senior Subordinated Notes, the Company issued warrants to the lender to purchase 200,000 shares of common stock at any time prior to October 31, 2008 (See Note 5). The value of the warrants at the date of issuance was $3.3 million, which resulted in a discount on the Senior Subordinated Notes that is being amortized as interest expense over the five-year term of the Senior Subordinated Notes.

(9) Income Taxes

Components of the income tax provision applicable to federal and state income taxes are as follows (in thousands):

	2003	2002	2001

Current benefit:
Federal	$-	$-	$-
State	-	-	-

Total	-	-	-
Deferred expense benefit:
Federal	339	(1,570)	(3,616)
State	62	(286)	(659)
Total	401	(1,856)	(4,275)
Total gross tax expense (benefit)	401	(1,856)	(4,275)

Valuation allowance	(401)	1,856	4,275

Net income tax expense (benefit)	$-	$-	$-

The Company recorded deferred tax assets of $497,000 and deferred tax liabilities of $5.3 million upon the acquisition of Datamark during the year ended December 31, 2003. The deferred tax assets were primarily due to customer advances. The deferred tax liabilities were primarily related to future amortization or impairment of purchased intangible assets that will not be deductible for tax purposes. However, the Company may utilize the historical eCollege net operating loss carryforwards to offset the future taxable income resulting from these net deferred tax liabilities. As a result, the Company reduced the valuation allowance on its net deferred tax assets by approximately $4.8 million. As the change in the valuation allowance was attributable directly to the acquisition, the Company recorded the change as a reduction of goodwill, offsetting the impact on goodwill from the recording of the net deferred tax liabilities. Accordingly, there was no net impact on goodwill from deferred taxes resulting from the acquisition.

eCollege.com NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The difference between the statutory federal income tax rate and the Company's effective income tax rate is summarized as follows (in thousands):

	2003	2002	2001

Federal income tax rate	35.0%	35.0%	35.0%
Increase (decrease) as a result of-
State income taxes net of federal benefit	3.9%	3.9%	3.9%
Stock based compensation	1.9%	(1.2)%	(2.2)%
Other	1.8%	(0.1)%	(0.4)%
Valuation allowance	(42.6)%	(37.7)%	(36.3)%

Effective income tax rate	-%	-%	-%

Deferred tax assets and liabilities result from the following (in thousands):

	December 31,

	2003	2002

Deferred tax assets-
Current:
Accrued liabilities and other	$586	$663
Deferred revenue	308	40
Non-current:
Depreciation on property and equipment	151	769
Stock-based compensation	236	-
Net operating loss carryforward (2)	25,340	26,137
Other	225	97

Total deferred tax assets	26,846	27,706
Valuation allowance (1) (2)	(21,922)	(27,096)

Net deferred tax assets	4,924	610
Deferred tax liabilities-
Acquired intangible assets	(4,610)	-
Capitalized software costs	(122)	(610)
Other	(192)	-

Total deferred tax liabilities	(4,924)	(610)

Net deferred tax assets and liabilities	$-	$-

__________

(1)
The valuation allowance decreased $5.2 million to $21.9 million at December 31, 2003 from $27.1 million at December 31, 2002. Of this total reduction, $4.8 million relates to the acquisition of Datamark, primarily related to purchased intangible assets, and $401,000 relates to the reduction in the Company’s net operating loss.

(2)
The Company's deferred tax asset related to net operating losses includes the tax effect of approximately $2.0 million related to tax deductions for non-qualifying stock-based compensation in excess of amounts recorded for financial reporting purposes as of December 31, 2003. If and when the valuation allowance related to these amounts is reversed, the Company will recognize this benefit as an increase to Additional Paid-in Capital as opposed to a reduction of income tax expense.

Through 2002, the Company generated losses for both financial reporting and tax purposes. As a result, for income tax return reporting purposes, the Company may utilize approximately $65.1 million of net operating loss carryforwards, which begin to expire in 2011 and are available as late as 2022. The Tax Reform Act of 1986 contains provisions which may limit the net operating loss carryforwards available to be used in any given year if certain events occur, including significant changes in ownership interests. In July 2003, an independent tax services firm conducted an analysis of the availability of the net operating loss carryforwards and determined that of the $65.1 million, approximately $58.0 million will be available to offset taxable income in 2003 due to an estimated Section 382 annual limitation resulting from an ownership change in 1999. Barring any change in facts and circumstances, our net operating loss carryforward will be limited by approximately $5.0 million in 2004 and $2.0 million in 2005, barring any significant change in ownership or tax laws.

The Company has determined that $21.9 million and $27.1 million of deferred tax assets as of December 31, 2003 and 2002, respectively, did not satisfy the realization criteria under accounting principles generally accepted in the United States of America, primarily due to the Company's history of operating losses. Accordingly, a valuation allowance has been recorded against the Company's deferred tax assets. Should management conclude that these deferred tax assets are, at least in part, realizable, the valuation allowance will be reversed to the extent of such realizability. The reversal of the valuation allowance, if any, would be recognized as deferred income tax benefit, excluding the reversal of non-qualified stock-based compensation, as described above, which will be recognized as an increase to Additional Paid-in Capital.

eCollege.com NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(10) Segment Information

Description of Segments

Beginning October 31, 2003, as a result of the acquisition of Datamark, eCollege organized its operations into two business segments: eLearning and Enrollment. eCollege's organizational structure is based on factors that management uses to evaluate, view and run its business operations which include, but are not limited to, customer base, homogeneity of products, technology and delivery channels. The business segments are based on this organizational structure and information reviewed by eCollege’s management to evaluate the associated business group results. A description of the types of products and services provided by each reportable segment follows:

  eLearning provides software products, consisting of online campuses, courses, and course supplements, through hosting services in the Company’s reliable data centers. The eLearning division also provides services complementing the software products, including design, development, and management of online campuses and courses, as well as ongoing administration, faculty and student support. eLearning's suite of products and services enable customers to either completely outsource the development of their online campus and courses, or to select individual products and services to meet their unique needs.
  Enrollment provides full-service research and direct-marketing for colleges and proprietary schools, offering comprehensive marketing solutions that include direct mail, online, television, custom research, admissions training and software solutions, such as media placement. These solutions are used by higher education institutions to increase student enrollment leads, conversion rates, and retention rates.
Segment Data

The results of the reportable segments are derived directly from eCollege’s internal management reporting system. The accounting policies used to derive reportable segment results are substantially the same as those used by the consolidated Company. Management measures the performance of each segment based on several metrics, including income (loss) from operations. These results are used, in part, to evaluate the performance of, and to assign resources to, each of the segments. A significant portion of total consolidated expenditures are directly attributable to the two business segments. However, certain operating expenses, which are separately managed at the corporate level, are not allocated to segments. These unallocated costs include amortization of intangibles and debt costs. There was no intersegment revenue for the year ending December 31, 2003.

Selected financial information for each reportable segment was as follows for the years ended December 31, 2003, 2002, and 2001 (in thousands):

	eLearning	Enrollment(1)	Total

2003:
Total net revenue	$29,135	$7,725	$36,860
Income from operations	913	1,432	2,345
2002:
Total net revenue	$23,692	n/a	$23,692
Loss from operations	(4,863)	n/a	(4,863)
2001:
Total net revenue	$19,847	n/a	$19,847
Loss from operations	(12,668)	n/a	(12,668)
(1) was acquired in October 31, 2003.

The reconciliation of segment information to eCollege’s consolidated total was as follows for the years ended (in thousands):

	December 31,
	2003	2002	2001

Net segment revenue	$36,860	$23,692	$19,847

Income (loss) from operations:
Total segment earnings from operations	2,345	(4,863)	(12,668)
Amortization of purchased intangible assets	(249)	-	-

Total consolidated income (loss) from operations	$2,096	$(4,863)	$(12,668)

eCollege.com NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Assets are allocated to the individual segments based on the primary segment benefiting from the assets. Corporate assets are composed primarily of cash and cash equivalents, amounts due from former Datamark shareholders, goodwill, and purchased intangible assets. Total assets by segment and the reconciliation of segment assets to eCollege consolidated total assets was as of December 31, 2003 and 2002 (in thousands):

	Years Ended December 31,
	2003	2002
eLearning	$11,845	$22,567
Enrollment	11,288	-
Goodwill and intangible assets	68,318	-
Corporate	10,572	-

	$102,023	$22,567

One customer represented 11% of eLearning revenue and two customers accounted for 27% each of Enrollment division revenue for the year ending December 31, 2003. One customer accounted for 11% of total consolidated revenue for the year ending December 31, 2003. One customer accounted for 11% of eLearning revenue for 2001 and no customer represented 10% of eLearning revenue for the year ending December 31, 2002. One customer individually accounted for 25% of eLearning division accounts receivable as of December 31, 2003 and one customer individually accounted for 13% of Enrollment division accounts receivable balance as of December 31, 2003. Three customers individually accounted for 17%, 13%, and 11% of our eLearning accounts receivable balance as of December 31, 2002.

Substantially all of the capital expenditures incurred in 2003 were from the eLearning division.

Geographic Information

Substantially all of the Company’s assets are located in and substantially all of the Company’s operating results are derived from operations in the United States.

(11) Valuation and Qualifying Accounts

	Balance at beginning of period	Additions	Deductions	Balance at end of period

December 31, 2003
Allowance for doubtful accounts	$166	$23	$(1)	$188
Allowance for deferred taxes	27,096	-	(5,174)	21,922

December 31, 2002
Allowance for doubtful accounts	173	-	(7)	166
Allowance for deferred taxes	25,240	1,856	-	27,096

December 31, 2001
Allowance for doubtful accounts	160	100	(87)	173
Allowance for deferred taxes	20,964	4,276	-	25,240

INDEX TO EXHIBITS

 The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities Exchange Commission.

Exhibit Number		Description
_________		_____________________________________
2.1	(9)	Stock Purchase Agreement dated as of September 15, 2003, among Leeds Equity Partners III, I.P., Other Selling Parties Party Thereto, Datamark Inc. and the Registrant
3.1	(1)	Second Amended and Restated Certificate of Incorporation.
3.2	(1)	Amended and Restated Bylaws.
4.1	(1)	Specimen Common Stock Certificate.
4.2	(1)	Amended and Restated Registration Agreement made as of December 21, 1998 by and among the Registrant, each of the Series A Investors, each of the Series B Investors and each of the Series C Purchasers
4.3	(2)	Registration Agreement between Company and Blumenstein/Thorne Information Partners I, L.P.
4.4	(2)	Stock Option Agreement between Company and Blumenstein/Thorne Information Partners I, L.P.
4.5	(8)	Form of Stock Purchase Agreement dated as of August 13, 2003, among eCollege.com and the purchasers identified on the Schedule of Purchasers on Schedule A thereto.
4.6	(10)	Stock Purchase Agreement dated as of October 31, 2003, among the Company and the Investors listed on Schedule I attached thereto.
4.7	(10)	Registration Rights Agreement dated as of October 31, 2003, among the Company and the stockholders listed on Exhibit A thereto.
4.8	(10)	Registration Rights Agreement dated as of October 31, 2003, between the Company and Capital Resource Partners IV, L.P.
4.9	(10)	Form of Promissory Note dated October 31, 2003 issued by the Company to the parties identified on Schedule A thereto in the aggregate principle amount of $7,000,000.
4.10	(10)	Form of Promissory Note dated October 31, 2003 issued by the Company to the parties identified on Schedule A thereto in the aggregate principle amount of $5,000,000.
4.11	(10)	Common Stock Purchase Warrant of the Company dated October 31, 2003 issued to Capital Resource Partners IV, L.P.
4.12	(10)	Senior Subordinated Note dated October 31, 2003 issued by the Company to Capital Resource Partners IV, L.P.
4.13		Waiver of Registration Rights under Registration Agreement between Company and Blumenstein/Thorne Information Partners I. L.P. dated August 15, 2003
4.14
Waiver of Registration Rights under Amended and Restated Registration Agreement made as of December 21, 1998 by and among the Registrant, each of the Series A Investors, each of the Series B Investors and each of the Series C Purchasers dated September 2, 2003.

4.15		Waiver of Registration Rights under Registration Agreement between Company and Blumenstein/Thorne Information Partners I. L.P. dated October 28, 2003
4.16
Waiver of Registration Rights under Amended and Restated Registration Agreement made as of December 21, 1998 by and among the Registrant, each of the Series A Investors, each of the Series B Investors and each of the Series C Purchasers dated October 28, 2003.

10.1	(1)	Form of Indemnification Agreement by and between the Company and its outside directors.
10.2	(1)	1999 Employee Stock Purchase Plan.
10.3	(1)	1999 Stock Incentive Plan.
10.4	(1)	Employment Agreement dated as of August 9, 1999 between the Company and Douglas H. Kelsall.
10.5	(3)	Amendment to Employment Agreement dated as of March 12, 2001 between the Company and Douglas H. Kelsall.
10.6	(3)	Employment Agreement, as amended, dated as of November 5, 1999 between the Company and Robert Haimes.

10.7	(4)	Lease Agreement dated March 29, 2002 between Bedford Property Investors, Inc. and the Company.
10.8	(4)	Employment Agreement dated as of March 1, 2002 between Mark Resmer and the Company.
10.9	(5)	Amendment to Employment Agreement dated as of July 18, 2002 between Douglas H. Kelsall and the Company
10.10	(5)	Employment Agreement dated as of September 5, 2002 between Robert S. Haimes and the Company.
10.11	(5)	Employment Agreement dated as of July 31, 2002 between Ward R. Huseth and the Company.
10.12	(5)	Employment Agreement dated as of July 31, 2002 between Matthew Schnittman and the Company.
10.13	(5)	First Amendment to Lease Agreement dated September 30, 2002 between Bedford Property Investors, Inc. and the Company
10.14	(7)	Employment Agreement dated June 20, 2003 between the Company and Oakleigh Thorne.
10.15	(10)	Senior Subordinated Secured Note and Warrant Purchase Agreement dated as of October 31, 2003 among the Registrant, eCollege International, Inc. and Capital Resource Partners IV, L.P.
10.16	(10)	Loan and Security Agreement dated as of October 30, 2003 among Silicon Valley Bank, the Company and Datamark Inc.
10.17	(10)	Employment Agreement dated as of September 15, 2003 between Datamark Inc. and Arthur Benjamin.
10.18	(10)	Employment Agreement dated as of September 15, 2003 between Datamark Inc. and Thomas Dearden.
10.19		Lease Agreement dated April 9, 1998 between Boyd Enterprises Utah, LLC and Datamark Systems
10.20		First Amendment to Lease Agreement dated as of April 12, 2001 between Boyd Enterprises Utah, LLC and Datamark Systems, Inc.
10.21		Second Amendment to Lease Agreement dated as of January 15, 2004 between Boyd Enterprises Utah, LLC and Datamark, Inc.
16.1	(6)	Letter from Arthur Andersen LLP to the U.S. Securities and Exchange Commission dated July 1, 2002.
23.1		Consent of KPMG LLP.
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
32.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	(10)
Audited financial statements for Datamark as of June 30, 2003 and December 31, 2002, 2001, and 2000, and for the six months ended June 30, 2003, the years ended December 31, 2002, and 2001, and for the period June 21, 1000 (date of inception ) through December 31,2000.

99.2	(10)	Unaudited pro forma combined financial information for the year ended December 31, 2002, for the nine months ended September 30, 2003 and as of September 30, 2003.
99.3	(10)
Unaudited pro forma combined reconciliations of adjusted earnings before interest, taxes, depreciation and amortization (EBITDA) to net income (loss) for the year ended December 31, 2002 and for the nine months ended September 30, 2003.

________
	(1)	Incorporated by reference from the Company's Registration Statement on Form S-1 (File No. 333-78365).
	(2)	Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2000.
	(3)	Incorporated by reference from the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2001
	(4)	Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2002.
	(5)	Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 13, 2002.
	(6)	Filed as part of Current Report on 8-K filed with the Securities and Exchange Commission on July 1, 2002.
	(7)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 12, 2003.
	(8)	Incorporated by reference from the Company’s 8-K filed with the Securities and Exchange Commission on August 21, 2003
	(9)	Incorporated by reference from the Company’s 8-K filed with the Securities and Exchange Commission on November 3, 2003
	(10)	Incorporated by reference from the Company’s 8-K/A filed with the Securities and Exchange Commission on December 2, 2003.

Exhibits can be viewed at any SEC website.