Form 10-Q
period 2004-03-31
ECOLLEGE COM
filed 2004-05-10
CIK 1085653

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ] No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).Yes [x] No [ ]

As of May 1, 2004, 20,218,499 shares of our common stock were outstanding.

FORM 10-Q

For the Three Months Ended March 31, 2004

PART I
FINANCIAL INFORMATION

ITEM 1: CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

eCollege.com and subsidiaries

CONSOLIDATED BALANCE SHEETS
(in thousands except per share data)
(unaudited)

	March 31, 2004	December 31, 2003

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$19,875	$15,974
Accounts receivable, net of allowances of $228 and $188, respectively	9,096	8,722
Due from former Datamark stockholders, including $1,000 in escrow	1,208	1,208
Other current assets	2,241	1,764

Total current assets	32,421	27,668

Property and equipment, net	5,679	5,268
Software development costs, net	-	314
Investments	511	-
Intangible assets, net	11,478	11,851
Goodwill	55,888	55,797
Other assets	1,097	1,125

TOTAL ASSETS	$107,073	$102,023

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,090	$4,643
Other accrued liabilities	5,188	5,724
Customer advances	1,542	753
Deferred revenue, current portion	4,009	1,746
Current portion of capital lease obligations	128	-
Line of credit	9,688	9,365
Current portion of long-term debt	1,000	1,000

Total current liabilities	26,645	23,231

LONG-TERM LIABILITIES:
Deferred revenue, net of current portion	63	97
Other liabilities	459	477
Capital lease obligations, net of current portion	251	-
Long-term debt, net of current portion	28,032	27,785

Total long-term liabilities	28,805	28,359

Total liabilities	55,450	51,590

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, no par value; 5,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.01 par value, 50,000 shares authorized, 20,151 and 20,119 shares issued, respectively, and 20,139 and 20,108 shares outstanding, respectively	201	201
Additional paid-in capital	121,580	121,427
Treasury stock at cost, 12 and 11 shares, respectively	(110)	(81)
Warrants, restricted stock rights, and options for common stock	6,781	6,379
Deferred compensation	(17)	(29)
Accumulated deficit	(76,812)	(77,464)

Total stockholders' equity	51,623	50,433

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$107,073	$102,023

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

eCollege.com and subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	For the Three Months Ended

	March 31, 2004	March 31, 2003

REVENUE:
eLearning:
Student fees	$7,374	$5,685
Campus and course fees	463	694
Other eLearning	370	320
Enrollment Marketing:
Direct mail	9,204	-
Interactive marketing	1,063	-
Media placement services	762	-
Other enrollment marketing	370	-

Total revenue	19,606	6,699

COST OF REVENUE:
eLearning cost of revenue	2,685	2,871
Enrollment marketing cost of revenue	7,069	-

Total cost of revenue	9,754	2,871

Gross profit	9,852	3,828

OPERATING EXPENSES:
Product development	1,608	1,439
Selling and marketing	2,616	1,258
General and administrative	3,285	1,538
Amortization of intangible assets	373	-

Total operating expenses	7,882	4,235

INCOME (LOSS) FROM OPERATIONS	1,970	(407)

OTHER INCOME (EXPENSE):
Interest income and other income (expense)	(34)	26
Interest expense	(1,244)	(55)

INCOME (LOSS) BEFORE INCOME TAXES	692	(436)

INCOME TAXES:
Provision for state income tax expense	40	-

NET INCOME (LOSS)	$652	$(436)

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE	$0.03	$(0.03)

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC	20,116	16,408

WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED	22,416	16,408

The accompanying notes to consolidated financial statements are an integral part of these statements.

eCollege.com and subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
	For the Three Months Ended

	March 31, 2004	March 31, 2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$652	$(436)
Adjustments to reconcile net income (loss) to net cash provided by operating activities-
Provision for doubtful accounts	40	-
Depreciation	567	594
Amortization of capitalized internal-use software development costs	314	314
Amortization of intangible assets	373	-
Amortization of debt issuance costs and discounts on debt	197	-
Stock-based compensation	462	42
Gains/losses on disposition of equipment	8	2
Changes in-
Accounts receivable	(414)	(116)
Other current assets	(477)	(161)
Other assets	28	41
Accounts payable and accrued liabilities	149	513
Deferred revenue and customer advances	3,018	507
Other liabilities	(18)	113

Net cash provided by operating activities	4,899	1,413

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(550)	(199)
Proceeds from disposition of property and equipment	6	7
Reclass of restricted cash to long-term investments	(511)	-
Net cash paid for business acquisition costs	(91)	-

Net cash used in investing activities	(1,146)	(192)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	115	42
Payment of stock issuance costs	(10)	-
Payments on leasing arrangements	(30)	(307)
Proceeds from and payments on line of credit, net	323	62
Payments on term loan	(250)	-

Net cash provided by (used in) financing activities	148	(203)

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,901	1,018
CASH AND CASH EQUIVALENTS, beginning of period	15,974	13,633

CASH AND CASH EQUIVALENTS, end of period	$19,875	$14,651

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$702	$53

SCHEDULE OF NON-CASH ACTIVITIES:
Financed hardware purchases	$475	$-
Acquisition of treasury stock included in accrued liabilities	$29	$-

The accompanying notes to consolidated financial statements are an integral part of these statements.

eCollege.com and subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Organization and Nature of Business

Company History

eCollege.com is incorporated in the state of Delaware. eCollege International, Inc. is a wholly owned subsidiary of eCollege.com and was incorporated in the state of Colorado on January 9, 2002. On October 31, 2003, eCollege.com acquired all of the capital stock of Datamark, Inc., a Delaware corporation ("Datamark"), at which time Datamark became a wholly owned subsidiary of eCollege.com. eCollege.com and its wholly owned subsidiaries are collectively referred to herein as "eCollege" or "the Company."

Business Activity

eCollege is an outsource provider of value added information services to the post-secondary education market. eCollege's eLearning division provides outsourced technology, products and services that enable primarily proprietary post-secondary schools, colleges, universities, and school districts (“K-12 schools”) to offer an online environment for distance, on-campus, and hybrid learning. As an application service provider ("ASP"), the Company's technology enables its customers to reach a large number of students who wish to take online courses at convenient times and locations via the Internet. Customers can also use the Company's technology to supplement their on-campus courses with an online environment. Additionally, the Company provides services complementing its software, including design, development, and management of online campuses and courses, as well as ongoing administration, faculty, and student support.

Datamark, the Company's Enrollment division, is an outsource provider of integrated enrollment marketing services to the proprietary post-secondary school market. Datamark provides full-service research and direct-marketing for colleges and proprietary schools, offering comprehensive marketing solutions that include direct mail, online, television and other media, and software solutions. These solutions are used by higher education institutions to increase student enrollment leads, conversion rates, and retention rates. The Company also offers lead conversion systems and training to enhance the performance of a school’s admissions staff, as well as post-lead communication campaigns to increase the number of leads that actually convert into enrollments.

(2) Summary of Significant Accounting Policies

Consolidation and Operating Segments

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such regulations. The unaudited condensed consolidated financial statements reflect all adjustments and disclosures that are, in the opinion of management, necessary for a fair presentation. All such adjustments are of a normal recurring nature. Certain amounts in the 2003 financial statements have been reclassified to conform to the 2004 presentation. Management does not believe the effects of such reclassifications are material. The results of operations for the interim period ended March 31, 2004 are not necessarily indicative of the results of the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K, for the year ended December 31, 2003.

The Company has determined that it has two reportable operating segments: its eLearning and Enrollment Marketing divisions. All of the Company's operating results and identifiable assets are in the United States. The Company has eliminated intercompany transactions and balances in consolidation.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions. These estimates and assumptions may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Some of the most significant areas that management uses significant estimates and assumptions are in the valuation of goodwill and identified intangible assets, establishing reserves for uncollectible accounts receivable, establishing estimated useful lives for long-lived assets, establishing the point at which it is proper to capitalize software development costs, revenue recognition, estimating the fair value of debt obligations, assessing the realizability of deferred tax assets, and estimating the fair value of stock options and warrants.

Revenue Recognition

The majority of the Company's revenue through March 31, 2004 has been generated from direct mail and enrollment fees for students enrolled in online courses. The Company also generated modest amounts of revenue from interactive marketing, media placement services and enrollment fees for students enrolled in online supplements for on-campus or hybrid courses; services fees for the design, development, licensing and hosting of online digital campuses; and services fees for the design and development of online courses. Other revenue is primarily from professional consulting, other training services, retention services, and research services.

Revenue is recognized when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller’s price to the buyer is fixed or determinable; and, (4) collectibility is reasonably assured.

Both divisions of the Company enter into agreements that may contain multiple-elements. For multiple-element arrangements, the Company recognizes revenue for delivered elements when the delivered item has stand-alone value to the customer, fair values of undelivered elements are known, customer acceptance has occurred, and there are only customary refund rights related to the delivered elements.

eLearning Division

The Company's eLearning services are generally sold at fixed prices as set forth in customer contracts. The primary source of eLearning revenue is student technology service fees charged to customers for each enrollment in their online courses, as of agreed upon enrollment census dates, delivered on the eCollege course management platform. Customers are invoiced for student fees after the number of course enrollments are determined on the census date of each respective academic term. The Company also sells student fee licenses, which allow for up to a specified number of student enrollments in online supplements for on-campus or hybrid courses over a specified period of time, usually one year. Student fee revenue is recognized on a straight-line basis over each course's specific academic term or over the length of the student fee license purchased by a customer, depending upon contract terms.

Customers are typically charged for annual license, hosting and maintenance fees as well as initial design and development services fees for an online digital campus. Design and development services fees to build online courses are also specified in contracts. Other services, including faculty training and support, instructional design and technical consulting services and online evaluation services, may also be purchased at prices set forth in customer contracts.

All contracted online campus-related fees are deferred and recognized on a straight-line basis from the campus launch date through the end of the contract period or the expected life of the customer relationship, whichever is greater. The Company recognizes course development fees over the period of time which the Company completes its obligations to the customer. All other eLearning revenue sources are recognized at the time of the performance of the service (e.g., course design and development consulting hours, training, instructional design and technical consulting) or over the length of the service period (e.g., annual license fees).

Enrollment Division

Enrollment division revenues are primarily generated from the sale of direct mail, interactive marketing, and media placement. The Company also derives other revenue from research services, admissions training, and retention services.

It is the Company’s practice to execute contracts or work orders of various lengths, typically up to three months for direct mail advertising campaigns. Individual direct mail projects typically take ten to eighteen business days to complete with payments due two days before marketing materials are mailed. Fees are determined based on number of pieces mailed and the associated revenue is recognized when the marketing materials are mailed. Direct mail revenue includes all applicable postage costs which are charged to customers.

Interactive marketing arrangements are priced based on a fee-per-lead-generated model, with an initial up front payment due at the time the customer’s agreement is signed. The customer is invoiced monthly thereafter based on the number of leads generated.

Media placement service agreements call for Datamark to act as an agent by billing its customers and collecting for the cost of the advertisement placed with a third-party media supplier (i.e. newspaper, television, radio station, etc.), which generally includes a 15% commission. Revenue is recognized when the media advertisements are run by the third-party media supplier. Revenue is recorded on a net basis, meaning that the Company only includes the 15% commission portion of the amount it charges in consolidated revenue, not the gross amount of fees charged to, and collected from, the customers. Accordingly, the Company also excludes the direct cost of the advertisement charged by the media supplier from cost of revenue in the consolidated statements of operations.

Other enrollment marketing revenue is recognized at the time of the performance of the service (e.g. admissions training and research services) or over the length of the service period (e.g. student retention services).

The Company records deferred revenue for amounts received from or billed to customers in excess of the revenue that has been earned. The Company also records a liability for customer advances (deposits) that it requires customers to pay for enrollment marketing services and revenue is recognized once the Company’s obligations are fulfilled. Revenue that is recognized is reflected as accrued revenue receivable and included in other current assets on the unaudited condensed consolidated balance sheets to the extent that the customer has not yet been billed for such services.

Stock-Based Compensation

Effective January 1, 2003, the Company adopted a fair value-based method for accounting for employee stock-based compensation arrangements as prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 123, "Accounting for Stock-Based Compensation" and related interpretations. Prior to January 1, 2003, the Company accounted for stock-based employee compensation plans using the intrinsic value-based method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (“APB No. 25”) and related interpretations. The Company adopted SFAS No. 123 using the prospective method under SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of SFAS No. 123.” This method applies the provisions of SFAS No. 123 to all employee stock awards granted, modified, or settled on or after January 1, 2003 and accordingly, eCollege recognized compensation expense for such awards made under the Company’s stock-based employee compensation plans. Due to this method of adoption, 2004 results are not directly comparable to 2003 results in this regard since 2004 includes the effects of two years of stock-based awards, while 2003 reflects only one year of awards.

During the three months ended March 31, 2004, the Company awarded 48,125 restricted share rights to employees which vest over a period of two to three years. The value of these restricted share rights was approximately $897,000 based on the closing market prices on the dates of grants.

During the three months ended March 31, 2004, the Company awarded 3,264 stock options, which vest equally over a twelve month period, to non-employee members of the Company’s Board of Directors for their service on the committees of the Board. The fair value of these options was estimated at approximately $40,000 using the Black-Scholes option pricing model and the following weighted average assumptions: 3.4% risk-free interest rate, 0% expected dividend yield, 5 years expected lives outstanding and an 85% expected volatility rate. The Company computed the fair values of all options granted during the three months ended March 31, 2003 using the assumptions of: 3.0% risk-free interest rate, 0% expected dividend yield, 3 years expected lives outstanding and an 86% expected volatility rate.

Both of these types of awards’ estimated fair values are being amortized over the vesting period of the applicable award.

The fair value of each purchase right under the Company’s Employee Stock Purchase Plan ("Purchase Plan") was estimated using the Black-Scholes option pricing model and the following weighted average assumptions for the three months ended March 31, 2004: 1.9% risk-free interest rate, 0% expected dividend yield, 1 year expected lives outstanding and a 73% expected volatility rate. The Company computed the fair values of such purchase rights during the three months ended March 31, 2003 using the assumptions of: 1.6% risk-free interest rate, 0% expected dividend yield, 3 years expected lives outstanding and a 69% expected volatility rate.

The total stock-based compensation recorded was $462,410 for the three months ended March 31, 2004, which included $21,341 for options granted, $46,278 for shares purchased under the Purchase Plan, $382,482 for restricted share rights awarded, and $12,309 of deferred compensation from restricted stock awards granted prior to 2003. Stock-based compensation recorded for the three months ended March 31, 2003 was $41,694.

As required by SFAS No. 123, the Company presents pro forma disclosures of its net income (loss) using the fair value-based accounting model for awards granted prior to January 1, 2003, as shown below (in thousands, except per share data):

	Three Months Ended March 31,
	2004	2003

Net income (loss):
As reported	$652	$(436)
Add back: Stock-based compensation expense, as reported	462	42
Subtract: Stock-based compensation expense, pro forma	(535)	(258)

Pro forma income (loss)	$579	$(652)

Basic and diluted net income (loss) per share:
As reported	$0.03	$(0.03)
Pro forma	$0.03	$(0.04)

Income Taxes

The current provision for income taxes represents actual or estimated amounts payable on tax return filings each year. Deferred tax assets and liabilities are recorded for the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying balance sheets, and for operating loss and tax credit carryforwards. The change in deferred tax assets and liabilities for the period measures the deferred tax provision or benefit for the period. Effects of changes in enacted tax laws on deferred tax assets and liabilities are reflected as adjustments to the tax provision or benefit in the period of enactment. The Company's deferred tax assets have been reduced by a valuation allowance to the extent that management cannot conclude that realization of the assets is more likely than not at each balance sheet date.

Total gross tax expense for federal income taxes in 2004 and 2003 is offset by the change in the Company’s valuation allowance; therefore the Company did not record any federal income tax expense for the periods ended March 31, 2004 and 2003. The Company recorded $40,000 and $0 state income tax expense in the three months ended March 31, 2004 and 2003, respectively.

The Company’s deferred tax asset is primarily related to the Company’s net operating losses while deferred tax liabilities arise from the Company’s intangible assets. Through 2002, the Company generated losses for both financial reporting and tax purposes. As a result, for income tax return reporting purposes, the Company may utilize approximately $64 million of net operating loss carryforwards, which begin to expire in 2011 and are available as late as 2022. The net operating loss carryforwards available to be used in any given year may be limited if certain events occur, including significant changes in ownership interests. However, the Company expects that all but $5 million of its net operating loss carryforwards will be available for use in 2004.

The Company has determined that approximately $21 million of deferred tax assets as of March, 2004 did not satisfy the realization criteria under accounting principles generally accepted in the United States of America, primarily due to the Company's history of operating losses. Accordingly, a valuation allowance has been recorded against the Company's deferred tax assets. Should management conclude that these deferred tax assets are realizable, the valuation allowance will be reversed to the extent of such realizability. The reversal of the valuation allowance, if any, would be recognized as deferred income tax benefit, excluding the reversal of non-qualified stock-based compensation, as described above, which will be recognized as an increase to Additional Paid-in Capital.

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share is computed by (i) adjusting net income (loss) for the effects, if any, of assuming the conversion of certain convertible securities, and (ii) adjusting the weighted average number of shares outstanding for the effects, if any, of common shares issuable upon the conversion or exercise of certain securities such as warrants and options for common stock outstanding during the period, if the effect of such adjustments is dilutive. Certain options and warrants to purchase shares of common stock were dilutive as of March 31, 2004 and, using the treasury stock method, resulted in an additional 2.3 million weighted-average common shares outstanding for the computation of diluted net income per share for the three months ended March 31, 2004. There were no adjustments to net income in the determination of dilutive net income per share for the year ended March 31, 2004. As a result of the Company's net loss for the three months ended March 31, 2003, all potentially dilutive securities would be anti-dilutive and are excluded from the computation of diluted loss per share for that period. Common stock equivalents for March 31, 2004 and 2003, which would have been included except for their anti-dilutive effect, are 3,264 and 3,161,213, respectively.

The Company has never paid cash dividends on its stock, and is currently precluded from doing so under its borrowing agreements.

Comprehensive Income (Loss)

Total comprehensive income (loss) is the same as net income (loss) for the three months ended March 31, 2004 and 2003, respectively.

Accounts Receivable

The Company maintains an allowance for doubtful accounts based upon the expected collection of accounts receivable. A portion of the allowance is related to specifically-identified doubtful accounts, while the majority of the allowance is not account-specific, but rather based on management’s analysis of several factors, including sales volume and collection history. The methodology used to determine the minimum allowance balance is based on the Company’s prior collection experience and is generally related to the accounts receivable balance in various aging categories. The balance is also influenced by specific customers’ financial strength and circumstance. Accounts that are determined to be uncollectible are written off in the period in which they are determined to be uncollectible. Periodic changes to the allowance balance are recorded as increases or decreases to bad debt expense, which is included in the “General and administrative” expense in the accompanying consolidated statements of operations. At March 31, 2004 and December 31, 2003, the allowance for doubtful accounts was $228,000 and $188,000, respectively. One customer accounted for 13% of the consolidated gross accounts receivable balance at December 31, 2003. The Company has since collected the balance from this customer.

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

In general, the Company has expensed costs for the development of internal-use software as incurred due to the fact that the costs qualifying for capitalization have been insignificant and the related lives are short. The determination of the point at which capitalization of qualifying costs properly commences is subject to a high degree of management judgment. As of March 31, 2004, all capitalized software development costs are fully amortized. The Company recorded $314 thousand of amortization expense for the periods ended March 31, 2004 and 2003, respectively. Due to the nature of the Company’s business, it is reasonably possible that the Company could incur costs for the development of internal-use software in the future that are required to be capitalized and amortized over the software’s estimated useful life.

Other Accrued Liabilities

Other accrued liabilities are comprised primarily of accrued compensation expense and the related taxes, as well as other accrued expense items as of each reporting date as shown below (in thousands):

	March 31,

	2004	2003

Accrued compensation and related taxes	$3,756	$4,178
Other accruals	1,432	1,546

Total other accrued liabilities	$5,188	$5,724

Treasury Stock

The Company accounts for treasury stock purchases at cost. As of March 31, 2004, the Company has withheld an aggregate of 12,675 shares of common stock with a cost of $110,000 in satisfaction of statutory tax withholding requirements upon the vesting of restricted share rights held by an officer of the Company. These shares are presented as treasury stock in the condensed consolidated balance sheets.

(3) Acquisition of Datamark

On October 31, 2003, the Company, pursuant to a definitive purchase agreement dated September 15, 2003, acquired all of the capital stock of Datamark. The Company’s consolidated financial statements include Datamark’s results of operations from October 31, 2003.

Under the terms of the stock purchase agreement, the purchase price was to be adjusted based upon Datamark’s working capital at the date of completion of the transaction. eCollege and the former Datamark stockholders agreed that $1.0 million of the cash consideration paid by eCollege would be put into a working capital escrow until the final purchase price was determined. Based upon the reported amount of working capital on October 31, 2003, the Company has recorded the acquisition based upon an adjusted purchase price of $70.3 million. In addition, the Company currently has recorded $1.2 million as due from former Datamark stockholders on the condensed consolidated balance sheets, of which $1.0 million of cash is in escrow and $208,000 is owed from the former Datamark stockholders. However, the calculation of the purchase price adjustment is being reviewed by the selling stockholders. Their review is expected to be completed during the second quarter of 2004, and the Company believes that it will subsequently collect the $1.2 million recorded on the condensed consolidated balance sheet as of March 31, 2004.

During the three months ended March 31, 2004 the total purchase price allocated to the acquired assets and assumed liabilities increased by $91,000 due to additional capitalized acquisition costs for legal and accounting services, therefore the amount of goodwill recorded has increased. The Company is in the process of finalizing its purchase price accounting. The Company has up to one year from the acquisition date to finalize its purchase accounting related to pre-acquisition contingencies. If the Company's expectations regarding amounts due from the former Datamark stockholders change, an adjustment to goodwill may be recorded in the future.

(4) Debt

Revolving Line of Credit

In October 2003, the Company entered into an agreement with a bank to obtain a $10.0 million revolving line of credit, (the "Revolver") that matures on October 31, 2005. The interest rate on the Revolver is equal to the bank’s prime rate, which was 4.00% at March 31, 2004, plus 1.25%, but at no time will be less than 5.25%. The Revolver contains certain financial covenants and is secured by all of the Company’s assets. The Company was in compliance with all financial covenants as of March 31, 2004. In December 2003, the Company drew $9.4 million from the Revolver. The entire amount was subsequently repaid in January 2004. In March 2004, the Company drew $9.7 million from the Revolver. The entire amount was subsequently repaid in April 2004.

Long-Term Debt

Term Loan

The Company obtained a $3.0 million term loan ("Term Loan") with a bank in October 2003. The Term Loan refinanced an existing term loan and the outstanding debt on an equipment lease facility with the same bank. The Term Loan has an interest rate of 7.0% per annum. The Term Loan is to be repaid in 36 equal installments and is secured by all of the Company's assets. The Term Loan contains certain financial covenants. The Company was in compliance with all financial covenants as of March 31, 2004.

Subordinated Notes

In October 2003, the Company issued $20.0 million in senior subordinated secured notes ("Senior Subordinated Notes") to a lender. The Senior Subordinated Notes have principal payments due in $5.0 million quarterly increments beginning on December 31, 2007, with interest payments due quarterly beginning on December 31, 2003, at a rate of 12.5% per annum. The Senior Subordinated Notes are secured by all of the Company's assets. In connection with the issuance of the Senior Subordinated Notes, the Company issued warrants to the lender to purchase 200,000 shares of common stock. The Company allocated $3.3 million to the warrants based upon the fair value of the warrants, which was estimated using the Black-Scholes option pricing model. The remaining $16.7 million was allocated to the Senior Subordinated Notes as of October 31, 2003. The discount attributable to the value of the warrants is being amortized as interest expense over the five-year term of the Senior Subordinated Notes. The Senior Subordinated Notes contain certain financial covenants. The Company was in compliance with all financial covenants of March 31, 2004.

Also in connection with the acquisition of Datamark in October 2003, the Company issued subordinated seller notes ("Seller Notes") totaling $12.0 million. The Seller Notes, with interest and principal due in 2008, are comprised of a series of notes issued to the selling stockholders, aggregating to $7.0 million, which bear simple interest at a rate of 10.0% per annum and another series of notes issued to the selling stockholders, aggregating to $5.0 million, which bear simple interest at a rate of 10.0%, compounded annually. The Company recorded $8.9 million for the notes issued to the Sellers based upon their estimated fair value as of October 31, 2003, resulting in a discount of $3.1 million, which is being amortized over the term of the debt.

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

Capital Lease Obligations

In January 2004 the Company entered into an equipment lease with a vendor. The equipment lease has an interest rate of 8.4% per annum. The equipment lease is to be repaid in 36 equal installments. At March 31, 2004, the Company had $379 thousand outstanding under the lease.

Schedules of Long-Term Debt and Capital Lease Obligations

The following is a summary of the Company's long-term debt and capital lease obligations as of March 31, 2004 and December 31, 2003, respectively (in thousands):

	March 31, 2004	December 31, 2003

Term loan	$2,667	$2,917

Seller notes, principal of $12.0 million	9,412	9,071
Senior subordinated notes, principal of $20.0 million	16,953	16,797
Capital lease obligations	379	-

Total	29,411	28,785
Less current portion	(1,128)	(1,000)

Long-term portion	$28,283	$27,785

The following is a schedule by year of future principal debt payments, as of March 31, 2004. Amounts represent the contractual cash payments of our debt and exclude the debt discounts discussed above (in thousands):

	Term Loan	Senior Subordinated Notes	Seller Notes	Total

Period ending December 31,

2004	$750	$-	$-	$750
2005	1,000	-	-	1,000
2006	917	-	-	917
2007	-	5,000	-	5,000
2008	-	15,000	12,000	27,000

Principal of debt obligations	$2,667	$20,000	$12,000	$34,667

(5) Commitments and Contingencies

Acquisition-related Contingency

Datamark has been issued a preliminary notice of a sales and use tax liability by the Utah State Tax Commission for the period of April 1, 2000 through December 31, 2002, in the amount of $530,000 with interest of $53,000 for a total amount of $583,000. The Company has paid $60,000 of this amount. However, Datamark is currently disputing $523,000 of this liability. Furthermore, if Datamark does not prevail in its dispute, there is an additional potential liability exposure of approximately $242,000 related to the period subsequent to December 31, 2002, for a total aggregate exposure of $765,000. However, the former stockholders of Datamark agreed to indemnify eCollege for the potential liability related to periods prior to October 31, 2003, pursuant to the stock purchase agreement, therefore only approximately $90,000 of the total aggregate exposure was assumed by the Company. Although the ultimate liability cannot be determined at the present time, the Company believes that any liability resulting from this matter, if any, will not have a material adverse effect on the operating results or the financial position of eCollege.

The Company has up to one year from the acquisition date to finalize its purchase accounting related to pre-acquisition contingencies. If the Company’s estimates of the liabilities assumed in connection with the acquisition of Datamark change, adjustments to goodwill may be recorded in the future.

Legal Matters

The Company is exposed to asserted and unasserted legal claims encountered in the normal course of business. Management believes that the ultimate resolution of any such matters will not have a material adverse effect on the operating results or the financial position of the Company.

Operating Lease Obligations

The Company leases office space and equipment under various non-cancelable operating leases. At March 31, 2004 the aggregate future minimum lease commitments were as follows (in thousands):

Period ending December 31,

2004	$1,385
2005	1,668
2006	1,467
2007	1,214
Thereafter	190

$5,924

(6) Segment Information

Description of Segments

Beginning October 31, 2003, as a result of the acquisition of Datamark, eCollege organized its operations into two business segments: eLearning and Enrollment. eCollege's organizational structure is based on factors that management uses to evaluate, view and run its business operations which include, but are not limited to, customer base, homogeneity of products, technology and delivery channels. The business segments are based on this organizational structure and information reviewed by eCollege’s management to evaluate the associated business group results. A description of the types of products and services provided by each reportable segment follows:

•eLearning provides software products, consisting of online campuses, courses, and course supplements, through hosting services in the Company’s data centers. The eLearning division also provides services complementing the software products, including design, development, and management of online campuses and courses, as well as ongoing administration, faculty and student support. eLearning's suite of products and services enable customers to either completely outsource the development of their online campus and courses, or to select individual products and services to meet their unique needs.

•Enrollment provides full-service research and direct-marketing for colleges and proprietary schools, offering comprehensive marketing solutions that include direct mail, online, television, custom research, admissions training and software solutions, such as media placement. These solutions are used by higher education institutions to increase student enrollment leads, conversion rates, and retention rates.

Segment Data

The results of the reportable segments are derived directly from eCollege’s internal management reporting system. The accounting policies used to derive reportable segment results are substantially the same as those used by the consolidated Company. Management measures the performance of each segment based on several metrics, including income (loss) from operations. These results are used, in part, to evaluate the performance of, and to assign resources to, each of the segments. A significant portion of total consolidated expenditures are directly attributable to the two business segments. However, certain operating expenses, which are separately managed at the corporate level, are not allocated to segments. These unallocated costs include amortization of intangibles and debt costs. There was no inter-segment revenue for the three months ending March 31, 2004.

Selected financial information for each reportable segment, together with a reconciliation of segment information to eCollege’s consolidated total, was as follows for the three months ended March 31, 2004 and 2003 (in thousands):

	For the Three Months Ended March 31, 2004
	eLearning	Enrollment	Corporate	Total

Revenue	$8,207	$11,399	$-	$19,606

Income from operations	$1,762	$1,589	$(1,381)	$1,970

	For the Three Months Ended March 31, 2003
	eLearning	Enrollment(1)	Corporate	Total

Revenue	$6,699	n/a	n/a	$6,699

Income from operations	$(407)	n/a	n/a	$(407)
(1) Enrollment division was acquired in October 31, 2003.

Assets are allocated to the individual segments based on the primary segment benefiting from the assets. Corporate assets are composed primarily of cash and cash equivalents, amounts due from former Datamark stockholders, goodwill, and purchased intangible assets. Total assets by segment and the reconciliation of segment assets to eCollege consolidated total assets as of March 31, 2004 and December 31, 2003 (in thousands):

	March 31, 2004	December 31, 2003

eLearning	$14,836	$11,845
Enrollment	12,966	11,288
Goodwill and intangible assets	67,366	68,318
Corporate	11,905	10,572

	$107,073	$102,023

Significant Customer Information

One customer represented 12% of eLearning division’s revenue while a different customer accounted for 23% of the Enrollment division’s revenue for the three months ended March 31, 2004. One customer accounted for 12% of total consolidated revenue, which consisted of eLearning revenue only, for the three months ended March 31, 2003. One customer individually accounted for 16% of eLearning division accounts receivable as of March 31, 2004 and a different customer individually accounted for 20% of Enrollment division accounts receivable balance as of March 31, 2004.

Geographic Information

Substantially all of the Company’s assets are located in, and substantially all of the Company’s operating results are derived from, operations in the United States.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this Item 2 and elsewhere in this Report on Form 10-Q contain forward-looking statements based on our current expectations about our Company and our industry. Such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. You can identify these forward-looking statements when you see us using words such as "expect," "anticipate," "estimate," "plan," "believe" and other similar expressions. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of, among other things, changes in economic conditions in the markets served by the Company, increasing competition, and other unanticipated events and conditions, as well as the factors described in the Risk Factors and elsewhere in this report, and in the Company's other SEC filings. We undertake no obligation to publicly update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future, except as required by law.

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

The following discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and Notes thereto appearing elsewhere in this Report on Form 10-Q as well as our Annual Report on Form 10-K that we filed on March 15, 2004.

Overview

eCollege.com and its wholly owned subsidiary, Datamark Inc., ("Datamark"), are collectively referred to herein as "eCollege" or "the Company." eCollege is an outsource provider of value added information services to the post-secondary education market. We focus our growth on information-based products and services which concentrate on the lifeblood of our customers: their students. The student life cycle starts with lead generation and continues through enrollment, student services, retention, instruction, and ultimately through job placement and continuing education. Our mission is to provide a broad array of offerings that facilitate the effective management of the student life cycle, from lead generation through job placement, and to power the success and growth of our customers’ online distance education programs by providing industry leading technology and support services.

We achieved revenue of $19.6 million for the first quarter of 2004, up 193 percent from $6.7 million for the first quarter of 2003. eCollege’s first quarter results include revenue of $8.2 million from our eLearning Division and $11.4 million from our Enrollment Division, Datamark, which was acquired on October 31, 2003. No revenue from Datamark is included in the $6.7 million recognized in the first quarter of 2003. We expect revenue to increase during the three months ending June 30, 2004 and range from $20.3 to $20.8 million.

In the second quarter of 2004 we expect to see gross margins remain relatively consistent with those realized during the first quarter of 2004. Our eLearning division’s gross margins are expected to increase, however that increase is expected to be offset by investments in our non-direct mail enrollment marketing product lines to accommodate their anticipated growth throughout the remainder of the year. However, in the long-term, future increases in our cost of revenue should be less than the expected increases in our revenue, as our eLearning division’s student fee revenue increases and we utilize existing capacity in our data centers.

We also expect our operating expenses to increase by approximately $600 thousand during the second quarter of 2004 compared to the levels incurred during the first quarter of 2004, as we are expanding our eLearning development resources, adding resources to handle our anticipated growth in the Enrollment division, and expecting to incur some additional costs associated with other corporate initiatives. We expect stock-based compensation expense, amortization associated with identifiable intangible assets, and interest expense related to the discount on our debt to be approximately $1.1 million during the second quarter of 2004. We also expect to record depreciation expense of approximately $600 thousand during the second quarter of 2004. Total interest expense, excluding the interest associated with the discount on our debt, is expected to range from $1.0 to $1.2 million during the second quarter of 2004.

For the three months ended March 31, 2004, we achieved net income of $652 thousand and we expect to again achieve net income during the three months ending June 30, 2004; ranging from $600 to $800 thousand.

For the entire year ending December 31, 2004, we estimate that revenue will range from $87 to $89 million and our net income will be toward the high end of the previously estimated range of $4.4 to $6.4 million.

These estimates are subject to numerous risks and uncertainties (see the discussion of Risk Factors beginning on page 27). We undertake no obligation to publicly update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

eLearning Division Overview

We provide outsourced technology, products and services that enable primarily proprietary post-secondary schools, colleges, universities, and school districts (“K-12 schools”) to offer an online environment for distance, on-campus, and hybrid learning. As an application service provider ("ASP"), we provide our customers access to our software products, consisting of online campuses, courses, and course supplements, through hosting services in our reliable data centers. Our technology enables our customers to reach a large number of students who wish to take courses at convenient times and locations via the Internet. Our customers can also use our technology to supplement their on-campus courses with an online learning environment or as a hybrid solution by substituting a portion of their campus learning with online components. We also provide services complementing our software, including design, development, and management of online campuses and courses, as well as ongoing administration, faculty, and student support. Our suites of products and services enable customers to either completely outsource the development of their online campus and courses, or to select individual products and services to meet their unique needs.

Our primary source of eLearning revenue is student technology service fees we charge to our customers for each enrollment in their online courses delivered on our course management platform. Since our inception, our customers have had approximately 1.6 million student enrollments in online courses or course supplements. In total, our customers have developed approximately 16,000 unique online distance courses on our platform. eLearning revenue grew 23 percent to $8.2 million in the first three months of 2004 compared to $6.7 million in the same period in 2003. The increase in revenue is primarily due to an increase in the number of student enrollments in our customers’ fully-online courses (delivered through our eCourseSM product designed for distance learning and hybrid learning). Total student fees represented $7.4 million and $5.7 million of revenue for the three months ended March 31, 2004 and 2003, respectively, which translates into an increase of 30 percent in 2004. This increase in student fee revenue was somewhat offset by the decrease in our other eLearning revenue product and service lines.

Enrollment Division Overview

Datamark, our Enrollment division, which we acquired in October 2003, is an outsource provider of integrated enrollment marketing services to the proprietary post-secondary school market. We offer comprehensive solutions to increase student enrollment leads, conversion rates, and retention rates of our customers and therefore the customers' corresponding revenue. We provide full-service research and direct-marketing for colleges and proprietary schools, offering comprehensive marketing solutions that include direct mail, online, television, and other media solutions. We also offer lead conversion systems and training to enhance the performance of a school’s admissions staff, as well as post-lead communication campaigns to increase the number of leads that actually convert into enrollments. Our retention marketing products and services include a suite of tools for identifying "at risk" students, communication plans to help those students stay in school and monitoring and response plans to keep track of students as they progress through the program.

Datamark's lead generation services, consisting primarily of targeted direct-response marketing using mail and Internet-based solutions as well as media placement services, generates most of the division's revenue. Datamark’s focus historically has been on increasing student enrollments at its customers’ on-campus locations, however, its marketing solutions are also applicable for customers’ online programs and our

eLearning customers have indicated a desire for eCollege to provide student acquisition and retention services. The new Enrollment division has generated $11.4 million of our consolidated revenue thus far in 2004, primarily from direct mail marketing services, which accounted for $9.2 million of revenue. Our 2004 consolidated revenue also includes $1.1 million from interactive (or Internet-based) marketing services and $762 thousand from media placement activities, and $370 thousand of other revenue from our Enrollment division.

Objectives and Strategy

Our objectives are to continue to expand our presence within our target market of proprietary post-secondary schools, colleges, universities, and targeted K-12 schools in the United States and Canada by being a supplier of a broad array of value added information services aimed at the student life cycle. We have designed a strategy based upon the following premise: we participate in one of the most attractive market segments of the United States economy, the high growth proprietary and continuing education sectors of the post-secondary education market. Therefore, we plan to continue to pursue new products and services that will enhance our position within these sectors. We will also continue to focus on being an outsource provider of the technology and services that educational institutions need to fuel the growth of large, online, distance degree programs.

Strategically, the Datamark acquisition broadens our market position in the proprietary post-secondary education market that we already serve through our eLearning division. It also increases the service offerings we have along the student life cycle. With the new offerings from Datamark, such as enrollment marketing, admissions training, and retention improvement solutions, as well as the potential for new integrated products between our Enrollment and eLearning divisions in the future, we can strengthen our relationships with our customers in that sector. The primary operating benefits of the Datamark acquisition are expected to be cross-selling to each other's customer base and offering new products and services to the post-secondary education market. Selling enrollment marketing services to our combined customer base should also increase Datamark's revenue and increase the growth of eCollege's eLearning student technology service fees.

In the past, we have analyzed numerous potential acquisitions and will continue to do so in the future, as we look to expand our value added information service offering for the post-secondary education market.

Key Indicators of Financial Condition and Operating Performance

The proprietary post-secondary education market has experienced a significant amount of growth over the last few years. eCollege has benefited from, and participated in, that growth as well. eCollege's net revenue was $19.6 million in the three months ended March 31, 2004 as compared to $6.7 million in the three months ended March 31, 2003, an increase of 193 percent. The increase in net revenue reflects the $11.4 million increase in revenue generated from new products and solutions as a result of the acquisition of Datamark as well as a $1.7 million increase in student technology service fees due to an increase in the number of student enrollments in online courses hosted by our eLearning division. Net income for the first quarter of 2004 was $652 thousand, compared to a net loss for the first quarter last year of $436 thousand. The increase in our net income was achieved through the addition of our Enrollment division, realization of operating leverage on the generally-fixed nature of our eLearning division’s data center expenses as our student fee revenue increased, and the improved cost control of our other operating expenses despite increase in total costs.

In accordance with generally accepted accounting principles, we only include the revenue earned from Datamark’s enrollment marketing services since October 31, 2003 (acquisition date) in our condensed consolidated statements of operations, therefore while enrollment marketing related revenue represented 58% of our total revenue in the first three months of 2004, no such revenue was included in our financial results during the same period in 2003. For comparison purposes, on a pro forma basis, assuming the acquisition had occurred as of January 1, 2003 and we had included Datamark’s revenue of $9.1 million for the three months ended March 31, 2003, enrollment marketing revenue would have represented approximately 58 percent of our total pro forma revenue for the three months ended March 31, 2003.

Since the majority of our eLearning division revenue is earned by charging a per-enrollment student technology service fee to our customers for access to their eCourses and our help desk, eCourse enrollments are a key operating metric. Total eCourse student enrollments are expected to increase to 220,000 in the Spring academic term (which primarily impacts first and second quarter) of 2004 from 139,000 in the Spring of 2003, an increase of approximately 59 percent. Our student fee revenue growth has been outpaced by the growth in our customers’ total online enrollments due to various pricing programs that we offer to benefit customers with large online distance programs.

Our acquisition of Datamark, as well as the adoption of a fair value-based method for accounting for employee stock-based compensation arrangements, has affected the comparability of our results as well as the complexity of our financial statements. As a result, in order to understand and compare our business, management often reviews operating results before interest income and expense, taxes on income and non-cash charges primarily related to depreciation, amortization of intangible assets and capitalized software, and stock-based compensation. For the three months ended March 31, 2004, we incurred interest expense (net of interest income) of $1.2 million, income taxes of $40 thousand, depreciation expense of $567 thousand, amortization of intangible assets of $373 thousand, amortization of capitalized software costs of $314 thousand, and stock-based compensation of $462 thousand.

Material Trends and Uncertainties

eLearning revenue grew 23 percent in the first quarter of 2004 as compared to the same period in 2003. The increase in revenue is primarily due to an increase in the number of student enrollments in fully-online courses. Student fees have become the majority of our total eLearning revenue as the number of online courses offered by our customers and the number of students enrolled in those courses delivered on our course management platform continues to increase while the revenue generated by our online campus and course development services has declined. We expect this trend in our eLearning division revenue mix will continue in the future.

Enrollment marketing revenue grew 25 percent in the first quarter of 2004 as compared to the pro forma first quarter of 2003 (see table of pro forma information later in this Item 2). The increase in revenue is due in part to the 16 percent increase in direct mail enrollment marketing; however other services such as interactive marketing and media placement services have become larger contributors to our total Enrollment marketing revenue. Revenue from enrollment marketing services other than direct mail increased 92 percent in the first quarter of 2004 over the first quarter of 2003. The Enrollment division’s revenue mix has changed as a result of this growth, as non-direct mail revenue has increased from 13 percent of the division’s total revenue in the first quarter of 2003 to 19 percent in the first quarter of 2004. This change in revenue mix is expected to have a favorable impact on our gross and operating margins in the long-term since interactive and media placement services have the potential to be more scalable than direct mail. We expect this trend in our Enrollment division revenue mix will continue in the future although not necessarily at the same pace.

As noted previously, our eLearning customers benefit from volume discounts on their student technology fees based on the success of their distance programs. In addition, they often guarantee a minimum amount of student technology fees for each year they are under contract with us, for which they receive further discounts on our services. Therefore, as we expected, the 30 percent increase in our student fee revenue during the first quarter was not directly proportional to the increase in our customers' online student enrollments in 2004 compared to 2003. In addition, our customers have also begun to use our eCourse product for alternative uses, such as for continuing education for faculty. Therefore, due to the pricing and length of academic terms for such alternative courses, revenue is not expected to follow the historical trends of our traditional eCourse enrollment fees. We expect this trend of enrollment growth outpacing revenue growth to continue throughout the remainder of 2004, however not necessarily at the same rate as in the spring academic term.

Student enrollments in our lower priced eCompanion product (online supplements for on-campus courses) and enrollments in eCourses used by customers for “hybrid” courses (i.e. portion of course delivered online, but still has on-campus component as well) are expected to increase substantially in the 2004 spring academic term compared to the 2003 spring academic term. However, total revenue recognized from such non-distance enrollments is not expected to grow in direct proportion, due primarily to our pricing program offered to customers with commitments to significant online distance education programs. We expect this trend to continue in 2004.

Our customers offer traditional, as well as quarterly, bi-monthly and monthly course terms to their students, therefore we typically host more courses during the spring academic term than in the summer or fall terms, primarily because the spring term starts at the beginning of the month as opposed to the summer and fall terms that start mid month. As a result, there are more starts included in the first month of spring. As a result, consecutive academic term enrollment results are not directly comparable. In addition, the mix of specific courses (and the duration of the respective course terms) can impact the associated revenues, as course term duration impacts the period of revenue recognition. The following table presents the number of student enrollments our customers had start (or we expect to have start) in online courses and our lower priced course supplements during the 2004, 2003, and 2002 spring, summer, and fall academic terms.

	Distance Course Enrollments		On-Campus / Hybrid Course Supplement Enrollments		Total Student Enrollments
	2004(1)	2003	2004(1)	2003	2004(1)	2003

ACADEMIC TERM:
Spring (January 1 - May 15)	220,000	138,630	260,000	97,925	480,000	236,555
Summer (May 16 - August 15)	98,000	70,129	177,000	31,658	275,000	101,787
Fall (August 16 - December 31)	162,000	118,549	282,000	170,225	445,000	288,774

Total Student Enrollments	480,000	327,308	720,000	299,808	1,200,000	627,116

(1)Projected as of May 4, 2004.

In addition to the seasonality associated with our customers’ academic terms with regards to our eLearning revenue, our enrollment division has some seasonality associated with quarterly revenue resulting from spending patterns associated with our customers’ enrollment marketing activities. In this regard, our Enrollment division has historically seen stronger revenue in the third and fourth quarters as customers increase spending for the next calendar year. This pattern can be impacted by the timing of specific marketing projects ordered by our customers, but we expect to see similar patterns in 2004. Therefore, we believe it is best to compare our consolidated financial results on year over year same quarter basis.

For a more detailed explanation of revenue components and the growth trends, please see the information under the "Historical Results" section of the "Results of Operations and Future Outlook" category of this Item 2.

Our Solution

eLearning

The eCollege SystemSM. The eCollege System consists of our proprietary services and software that create and support the operational and academic needs of our customers for their online programs and includes: eCollege Teaching SolutionsSM, eCollege Program Administrative SolutionsSM, and our Technology Infrastructure. The eCollege Teaching Solutions include our fully-online course product (eCourse) designed for distance learning and hybrid learning (which encompasses both online and face-to-face class sessions), and eCompanion, our lower-priced online supplement to a face to face or on-campus course.

Enrollment Marketing

Our Enrollment division’s products and services are focused on three stages of the student life cycle: (i) lead generation, (ii) lead conversion, and (iii) student retention. Our lead generation products primarily consist of direct mail, media placement, and Internet marketing solutions that are designed to attract the interest of the most likely candidates for enrollment at our customers’ institutions. We provide sophisticated lead response tracking and utilize that tracking to optimize the media mix for customers on a continual basis. We provide lead conversion systems and training to enhance the performance of our customers’ admissions staff, as well as post-lead communication campaigns to increase the number of leads that actually convert into enrollments. Our retention marketing products and services include a suite of tools for identifying "at risk" students, communication plans to help those students stay in school and monitoring and response plans to keep track of students as they progress through the program. Historically, our customers have purchased their marketing services primarily to drive on-campus enrollments; however demand for marketing solutions for online programs is growing quickly and is becoming a strategic focus for the Company.

Our products and services, as well as the manner in which we price and sell our products and services, have not changed significantly from the way we described these items in our Annual Report on Form 10-K we filed with the SEC on March 15, 2004. Therefore, please reference that report for a detailed description of our products and services.

Critical Accounting Policies

Revenue recognition, accounting for stock-based compensation, accounting for the issuance of debt obligations, valuation of goodwill and identifiable intangible assets, software development costs, and income taxes are all critical accounting policies for our Company. These policies have been discussed with, and are evaluated by, our Board of Directors' audit committee and independent auditors and are substantially consistent with the policies in effect during 2003. Each of the policies is discussed in detail in the "Management's Discussion and Analysis of Financial Condition and Results of Operations," of our Annual Report on Form 10-K filed on March 15, 2004.

Pro forma results for Comparative Purposes

The following unaudited pro forma financial information for the three months ended March 31, 2003 presents the combined results of operations of eCollege and Datamark as if the acquisition had occurred as of January 1, 2003. An adjustment of $1.3 million was made to the combined results of operations, reflecting amortization of purchased intangible assets, stock compensation expense, and interest expense, net of taxes that would have been recorded if the acquisition had occurred at the beginning of 2003. The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations of eCollege that would have been reported had the acquisition been completed as of the beginning of the period presented, and should not be taken as representative of the future consolidated results of operations or financial condition of eCollege. Actual results for the three months ended March 31, 2004 and pro forma results for the three months ended March 31, 2003 were as follows (in thousands, except per share amounts):

	Three Months Ended March 31,

	2004	2003 Pro forma

Revenue	$19,606	$15,805
Cost of revenue	9,754	9,285

Gross profit	9,852	6,520
Operating expenses	7,882	6,875

Income (loss) from operations	1,970	(355)
Other income (expense), net	(1,278)	(1,246)

Income (loss) before taxes	692	(1,601)
Provision for tax expense	40	-

Net income (loss)	$652	$(1,601)

Basic and diluted net income (loss) per share	$0.03	$(0.08)

Management believes investors and potential investors should consider pro forma financial information for the first quarter of 2003 as an additional and meaningful basis for comparison with the actual results of the first quarter of 2004. The Company’s revenue for the first quarter of 2004 is an increase of 24 percent over pro forma first quarter 2003 revenue of $15.8 million, which includes $9.1 million of revenue from Datamark. The Company’s net income for the first quarter of 2004 of $652 thousand ($0.03 per share, calculated on an average of 22.2 million diluted shares) is an improvement of $2.2 million over the pro forma net loss of $1.6 million ($0.08 loss per share, calculated on an average of 19.5 million diluted shares) for the first quarter of 2003.

Historical Results

The following discussion compares the historical results of operations for the three months ended March 31, 2004 and 2003. The inclusion of Datamark’s results for the three months ended March 31, 2004 causes significant fluctuations in the historical operating results of eCollege in 2004 as compared to 2003.

Three Months Ended March 31, 2004 and 2003

Revenue. We primarily generate revenue from our eLearning division from student technology fees for students enrolled in online courses and online course supplements. Student fees accounted for 90% of the total eLearning revenue we have recognized thus far in 2004. We also recognize a smaller portion of eLearning revenue from online campus and course design and development services (including licensing and hosting services fees for online campuses), and other professional consulting activities.

Our Enrollment division’s lead generation services, consisting primarily of targeted direct-response marketing using mail and Internet-based solutions as well as media placement services, generates most of the division's revenue. Of these lead generation services, direct mail accounted for 81% of the total enrollment marketing revenue we have recognized thus far in 2004. We also recognize a smaller portion of enrollment marketing revenue from custom research, admissions training, and student retention services.

Total revenue increased 193% to $19.6 million for the three months ended March 31, 2004 from $6.7 million for the three months ended March 31, 2003. The new Enrollment division was responsible for $11.4 million of this increase, primarily from the direct mail marketing services which, accounted for $9.2 million, as well as interactive and media placement services totaling $1.1 million and $762 thousand, respectively. The remaining $1.5 million of the increase in revenue is primarily due to a $1.7 million increase in student fees from online courses offset by a decline in campus and course fees of $231 thousand.

Student fees increased by 30% to $7.4 million for the three months ended March 31, 2004, from $5.7 million for the three months ended March 31, 2003. The increase in our student fee revenues is due to an expected 59% increase in the number of student enrollments in online eCourses beginning in the spring academic term, compared to the same academic term in 2003. Our eLearning customers benefit from volume discounts on their student fees based on the success of their distance programs. In addition, they often guarantee a minimum amount of student fees for each year they are under contract with us, for which they receive further discounts on our services. Therefore, as we anticipated, the 30% increase in our student fee revenue was not directly proportional to the increase in our customers' online student enrollments for the three months ended March 31, 2004.

Campus and course fees represented $463,000 and $694,000 for the three months ended March 31, 2004 and 2003, respectively; a decrease of $231,000 or 33%. This decrease in our course development fees is primarily attributable to our customers continuing to use our proprietary tools to develop more courses on our eCollege platform without our assistance. This trend has been exacerbated somewhat by another strategic initiative of ours, which is to offer free course conversion to large distance programs that want to move from competitor platforms to ours. While this has negatively impacted our course development revenue, we believe it has positively impacted the higher-margin student fee revenue due to the resulting availability of more online courses on the eCollege System.

Other revenue includes eLearning technical and instructional design consulting revenue of $370,000 and $320,000 for the three months ended March 31, 2004 and 2003, respectively. It also includes $370,000 of other revenue from our Enrollment division.

We expect to see continued growth in revenue for the eLearning division in the second quarter of 2004 and we expect that growth will continue to be driven by the growth in student fee revenue. For our Enrollment division we expect that revenue will continue to grow in the second quarter of 2004, primarily driven by increased interactive marketing services. We expect approximately 60% of our second quarter revenue in 2004 will be generated from our Enrollment division while 40% will come from our eLearning division.

Cost of Revenue. Our eLearning cost of revenue consists primarily of employee compensation and benefits for our account management, online campus development, course design, technical personnel, and help desk departments as well as sales commissions. Our cost of revenue also includes software, hardware, and other direct costs associated with maintaining our data center operations, and our network infrastructure. Amortization of capitalized software development costs are also included in cost of revenue. We expect a decrease in cost of revenue of approximately $314 thousand per quarter, beginning in April 2004, assuming no additional software development costs are capitalized.

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

Cost of revenue increased by $6.9 million, or 240%, to $9.8 million for the three months ended March 31, 2004, from $2.9 million for the same period in 2003. The newly acquired Enrollment division increased direct mail and other cost of revenue for the three months ended March 31, 2004 by $7.1 million. eLearning cost of revenue decreased by $186,000 or 6% to $2.7 million for the three months ended March 31, 2004. This decrease is mainly attributable to a savings of $178,000 of depreciation expense primarily related to our internal technology departments, rent expense of $45,000 and reduced salaries and related benefits of $53,000. Offsetting these decreased expenses were increases in commission expense of $83,000 and increased stock-based compensation expense of $48,000. Amortization expense related to our capitalized software costs for both of the three months ended March 31, 2004 and 2003 was $314,000.

Our eLearning operations personnel decreased slightly to 89 as of March 2004 from 94 in March 2003, as we were able to meet our customers' demands as we were able to improve on our operating efficiencies of our course development, and consulting services. We had 154 employees in our Enrollment division’s operations and account management areas at March 31, 2004.

Despite the expected increase in revenue that we expect from our eLearning division, that division’s cost of revenue, as an absolute dollar amount, is expected to remain fairly stable in the second quarter of 2004 as compared to the first quarter of 2004, due to operating efficiencies and current excess capacity in our data centers. We do expect to increase our cost of revenue at our Enrollment division, as we invest in additional resources to handle our anticipated growth of non-direct mail revenue product lines later in the year. In addition, postage costs, raw material costs, as well as all costs associated with the purchase/license of mailing lists could change in the future, thus affecting our total cost of revenue, but not materially affecting our overall gross profits.

Gross Profit. We realized gross profit of $9.9 million, resulting in a 240% or $6.1 million increase for the three months ended March 31, 2004 compared to the $3.8 million we realized during the same period in 2003. The new Enrollment division contributed $4.3 million to our gross profit, while the eLearning division contributed $5.6 million for the three months ended March 31, 2004. The favorable increase of $1.8 million related to the eLearning division was primarily due to the increase in our student fees, which have a relatively higher contribution margin than most of our other revenue sources due to the operating leverage on the generally-fixed nature of our data center expenses.

As our product mix continues to change and diversify, we expect that the mix of our cost of revenue will change accordingly. We have been able to achieve increases in our revenue without increasing our cost of revenue proportionally. While we expect our gross profits to increase in terms of absolute dollars in 2004, we expect to continue to have gross margins of approximately 48% to 52% during the remainder of 2004, as compared to the 50% realized in the first quarter of 2004. This marks an improvement from the pro forma gross margin of 41% in the first quarter of 2003.

Product Development. Product development includes costs of maintaining, developing, creating, and improving our online solutions and software products. These costs consist primarily of employee compensation and benefits, consulting fees, occupancy, and depreciation expenses. Product development expenses increased to $1.6 million for the three months ended March 31, 2004 from $1.4 million for the three months ended March 31, 2003. The Enrollment division did not incur expenses related to product development during the three months ended March 31, 2004.

The eLearning division recognized increased expenses in salaries and related benefits related to additional staff personnel of $115,000 and $18,000 related to increased system costs and office expense, respectively. Additional expenses incurred relate to our off-shore initiative in Sri Lanka of $110,000. In January 2004, the Company decided, based on timing and cost considerations, to supplement our development efforts by committing resources to offshore development in Sri Lanka. eCollege entered into an agreement with a third party to provide software development and related support services for non-critical development projects. Offsetting these increased costs were savings of $66,000 related to consulting expenses

Our development staff increased to 60 as of March 31, 2004 from 52 in the same period in 2003. All development personnel in the three months ended March 31, 2004 and 2003 were in the eLearning division.

We expect our development costs to increase slightly in the second quarter of 2004 from the level incurred in the first quarter of 2004 as we continue to develop new products to respond to competitive pressures and the needs of our customers. This increase is expected despite the relative lower cost of development activities in Sri Lanka associated with our new offshore development initiative as compared to our United States-based development activities. Product development costs in the future may be reduced by any software development costs which are capitalized in accordance with relevant accounting standards.

Selling and Marketing. The principal components of our selling and marketing expenses in both divisions are employee compensation and benefits, advertising, industry conferences, and travel. Other significant components include marketing collaterals and direct mailings, consulting fees, occupancy, and depreciation expenses. Selling and marketing expenses increased to $2.6 million from $1.3 million for the three months ended March 31, 2004 and 2003, respectively. The Enrollment division had $1.4 million of selling and marketing expenses recorded during the three months ended March 31, 2004, therefore accounting for the entire increase on a consolidated basis. For the eLearning division, selling and marketing expenses remained relatively flat for the three months ended March 31, 2004 compared to the same period in 2003. Increases in travel and office expense of $42,000 were offset by reduced expenses in conference, promotions, rent and depreciation expense.

Our eLearning division was staffed with 6 marketing-related employees as of March 31, 2004 and 8 as of March 31, 2003. Our eLearning division sales staff increased slightly to 26 employees at March 31, 2004 from 25 at March 31, 2003. At March 31, 2003, the Enrollment division had 37 employees related to sales, sales management and marketing activities. We expect a slight increase in total selling and marketing expenses for the three months ending June 30, 2004 as compared to the three months ended March 31, 2004, as we continue to serve both divisions’ existing customers as well as attempt to grow our customer base.

General and Administrative. Both divisions have general and administrative departments, which include finance, legal, human resources, corporate facilities, internal technical network administration and support, management information systems, and executives. Employee compensation and benefits represent the most significant component of general and administrative expense. Other components include rent, depreciation, communications, insurance, and professional and consulting fees. Although we expect to achieve some cost synergies from the acquisition of Datamark, we expect that our total general and administrative expenses will continue to increase throughout 2004 due primarily to establishing a small corporate executive office in Chicago and other corporate initiatives, such as increased professional fees associated with the Sarbanes-Oxley Act.

General and administrative expenses increased $1.8 million to $3.3 million from $1.5 million, of which, $1.3 million related to the newly acquired Enrollment division. Increased expenses related to executive recruiting fees, as well as audit, legal, consulting and travel expenses of $267,000. We have recently completed our search for a new Chief Financial Officer and expect to incur additional expenses related to his hire beginning in May 2004. Additional increases were due to executive compensation and benefits including stock-based compensation. These increased costs were offset by decreases in franchise taxes, investment banking fees, Board costs and depreciation expenses of $299,000. Our total executive and administrative personnel increased to 53 at March 31, 2004 from 32 at March 31, 2003 due primarily to the addition of the Enrollment division’s executive and administrative employees.

We record stock-based compensation in connection with the grant of stock options and restricted share rights to employees, officers, and directors in accordance with our stock-based compensation accounting policy. The deferred charge is being amortized over the relevant vesting periods of such options or restricted share rights, which range from 1 to 5 years. We recorded $462,000 of stock-based compensation in the three months ended March 31, 2004. Portions of such compensation expense were allocated to cost of revenue, selling and marketing expense, and product development expense, as appropriate, based on the recipients of the awards; however, the majority of the stock-based compensation expense ($356,000) relates to our executive teams at the two operating divisions and corporate officers and was therefore included in general and administrative expense.

Amortization of Intangible Assets. Our amortization of intangible assets of $373,000 consists entirely of the amortization of our identified intangible assets, which we recorded in connection with the Datamark acquisition. Specifically, customer relationships with an estimated value of $8.1 million are being amortized over their estimated useful lives of 8 years, and non-compete agreements valued at $2.4 million are being amortized over their estimated useful life of 5 years. Amortization expense related to those assets is expected to be approximately $373,000 in the second quarter of 2004. There were no indications that these intangible assets were impaired as of March 31, 2004.

Other Income (Expense). Our other income and expense, which consists primarily of interest expense on our debt, increased by $1.2 million, the majority of which related to the debt obligations incurred to fund the acquisition of Datamark. Approximately $197,000 related to the amortization of the discount on our Senior Subordinated Notes and Seller Notes and was therefore not payable in cash during the quarter. In fact, due to the payment terms on those two debt instruments, we only were required to pay $702,000 in cash interest expense during the quarter ended March 31, 2004. We are currently evaluating whether we will pre-pay a portion of the Senior Subordinated Notes or Seller Notes. Any pre-payments of these debt obligations would result in additional interest expense in the period of any such pre-payment, due to their respective carrying values being less than their stated principal values. Barring any acceleration of interest due to pre-payment of debt, we expect to have approximately the same amount of interest expense during the second quarter of 2004 as we incurred during the first quarter of 2004.

Net income. Our net income increased to $652,000 or $0.03 per basic and diluted share for the three months ended March 31, 2004 from a net loss of $436,000 or $0.03 per basic and diluted share for the three months ended March 31, 2003. We expect to have net income in the range of $600,000 to $800,000, or $0.03 to $0.04 per diluted share for the three months ending June 30, 2004.

Liquidity and Capital Resources

The Company's cash and cash equivalents increased by $3.9 million from $16.0 million at December 31, 2003, to $19.9 million at March 31, 2004. The increase from December 31, 2003 was primarily due to cash provided by operating activities of $4.9 million and cash provided by financing activities of $148,000, offset by cash used in investing activities of $1.1 million. Included in cash provided by financing activities for the three months ended March 31, 2004 was $115,000 received from issuing additional common stock related to stock options that were exercised during the period. Included in the cash provided by operations for the three months ended March 31, 2004 were adjustments to net income of $462,000, $567,000, and $884,000 for non-cash stock-based compensation, depreciation and amortization expense, respectively. Included in cash used in investing activities for the three months ended March 31, 2004 was a $511,000 reclass of cash pledged as collateral and invested in a certificate of deposit with a one year maturity.

Through March 31, 2004, we also used $550,000 of cash to purchase computer software and equipment in the current year. In addition to these cash purchases, we leased $455,000 worth of equipment under a capital lease during the first quarter.

We used the majority of the $28.8 million of net proceeds from our August 2003 private placement of shares of eCollege common stock to partially fund the Datamark acquisition. To further finance the acquisition, we issued debt with principal totaling $35.0 million. Under the current financing arrangements, as of March 31, 2004, $2.7 million of our debt will be due by December 31, 2006, another $ 5.0 million will be due in the fourth quarter of 2007, with the remaining $27.0 million due in 2008. Senior Subordinated Notes issued to a lender and subordinated Seller Notes issued to the sellers of Datamark, with principal totaling $20.0 million and $12.0 million, respectively, had estimated fair values of $17.0 million and $9.4 million, respectively, at March 31, 2004. Due to the accounting treatment given to these components of the debt we issued, our results of operations include a significant amount of interest expense in 2004 that did not and will not require cash settlement until future periods. For instance, the discounts on the debt will result in $5.6 million of interest expense amortized over the remainder of the original five year term of these debt obligations. We recorded approximately $197 thousand of such interest expense during the three months ended March 31, 2004 that will be repaid though principal payments in future years. In addition, approximately $300 thousand of interest expense recorded in the first quarter of 2004 is not due and payable until after October 31, 2006.

We expect our current cash, cash equivalents and short-term investments, together with cash generated from operations, to meet our working capital and capital expenditure requirements for at least the next twelve months.

As further stated in the Risk Factors that follow in this Item 2, in the future, we may desire or need to raise additional capital associated with our growth, acquisitions or general corporate use through public or private financing, strategic relationships, or other arrangements. We have incurred additional debt in conjunction with the Datamark acquisition, which could make it more difficult or expensive to raise additional capital. Furthermore, our current debt instruments contain certain restrictive covenants that could limit our operating flexibility. In the event that we desire or need to raise additional capital, we cannot assure that additional funds will be available at times or on terms favorable to us. Our desire to raise additional funds could also directly and adversely affect our stockholders' investment in our common stock. When a company raises funds by issuing shares of stock through additional public offerings or exercised stock options, the percentage ownership of the existing stockholders of that company is reduced or diluted. If we raise funds in the future by issuing additional shares of stock, stockholders may experience dilution in the value of their shares.

Risk Factors

This section identifies certain risks that we face. If we are unable to appropriately address these and other circumstances that could have a negative effect on our business, our business may suffer. Negative events are likely to decrease our revenues, increase our costs, make our financial results worse, and decrease our financial strength, and may cause our stock price to decline. In management’s current assessments the most significant risks that could affect our business include the following:

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

We believe that the level of competition will continue as new technologies are developed, as current competitors increase the sophistication of their offerings and as new participants enter the market. The rapid growth of the online learning market and the proprietary post-secondary education market may attract additional well-financed competitors. Some of our current and potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing, and other resources than we do. Certain competitors may be able to secure alliances with customers and affiliates on more favorable terms, devote greater resources to marketing and promotional campaigns and devote substantially more resources to systems development than we can. In addition, it is possible that certain competitors, or potential competitors, could reduce their pricing to levels that would make it difficult for us to compete. Increased competition may result in reduced operating margins, as well as loss of market share and brand recognition.

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

A Significant Portion of Our Revenue Is Generated From a Relatively Small Number of Customers.

Revenue from a small number of customers has comprised a substantial portion of our historical revenue at both operating divisions and is expected to represent a substantial portion of our revenue in the foreseeable future. Our largest 30 eLearning customers accounted for 72% of our eLearning division revenue for the three months ended March 31, 2004. The Enrollment division’s largest 30 customers accounted for approximately 79% of total enrollment marketing revenue for the three months ended March 31, 2004. Any cancellation, deferral, or significant reduction in work performed for these principal customers, or failure to collect accounts receivable from these principal customers, could have a material adverse effect on our business, financial condition, and results of operations. One of the former largest customers of the eLearning division did not renew its guaranteed minimum contract with us when it expired in April 2004. This customer generated approximately 1% of our total consolidated revenue during the three months ended March 31, 2004.

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

We incurred significant additional debt in connection with the Datamark acquisition that is secured by all of our assets. Our debt could have important consequences to our stockholders. Because of our substantial debt:

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

The breach of any of the covenants or restrictions contained in our Term Loan, Senior Subordinated Notes, Seller Notes, or our Revolver could result in a default under the applicable agreement, which would permit the applicable lenders to declare all amounts outstanding thereunder to be due and payable, together with accrued and unpaid interest, and foreclose on our assets. In any such case, we may be unable to make any borrowings under our Revolver and may not be able to repay the amounts due under our Term Loan, Senior Subordinated Notes, or Seller Notes. This could have serious consequences to financial condition and results of operations.

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

Certain Aspects Of The Datamark Acquisition Could Negatively Impact Our Financial Results.

Certain aspects of the Datamark acquisition could negatively impact our financial results. We recorded a significant portion of the approximate $70.3 million purchase price as goodwill and identifiable intangible assets. Intangible assets resulting from acquisitions require significant judgment in terms of establishing their fair value, determining appropriate amortization periods, and assessing such intangibles, including goodwill, for impairment in the future. It is possible that our review of such intangible assets in the future could determine that they are impaired and the amount of such impairment could be significant. We recorded approximately $10.5 million of the purchase price as identifiable intangible assets, which has caused us to record additional non-cash amortization expense in the current period and will cause us to record additional non-cash amortization expense in the future and which will also be reviewed periodically for impairment in the future. An impairment charge could be material, if it is determined that an impairment of the assets has occurred. We are also incurring interest expense related to fair value of the warrants issued in connection with the Senior Subordinated Notes and the discount to fair value of the Sellers' Notes. We will also have increased cash interest expense due to the increased debt levels we've incurred to finance the acquisition, and will be required to repay the face amount of these debt instruments ($32.0 million upon their maturity). All of these additional expenses and cash outflows could negatively impact our financial results, financial position, and liquidity.

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

We May be Unable to Sustain Profitability.

Although eCollege reported net income for the first time during the second quarter of 2003 and has continued to do so through the current quarter in 2004, and Datamark, under its previous owners and structure, had realized net income for each reporting period since 2001, there can be no guarantee that we will be able to sustain profitability. We believe that our success depends, among other things, on our ability to increase our revenue by further developing existing customer relationships and developing new relationships with colleges, universities, and other potential customers without increasing our expenses at a greater rate. If we are unable to increase our revenue at the same or greater rate as any increase in expenses, or maintain our existing level of revenue while keeping our total costs consistent with current levels, our business and financial results will be materially and adversely affected.

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

In addition, although we do not believe that we are infringing the intellectual property rights of others, other parties might assert infringement claims against us. We may encounter disputes over rights and obligations concerning intellectual property. These disputes, even if without merit, could lead to litigation, which may be time-consuming and costly (even if we are successful), may require us to redesign our products or services, may require us to enter into royalty or licensing agreements (which may not be available on acceptable terms or at all), and could be a distraction to management, any of which could have a material adverse effect on our business. In addition, our agreements with our customers may require us to indemnify our customers in certain situations in the event they are sued by a third party claiming that the eCollege System causes the infringement of a third party's intellectual property rights. In the event of such a lawsuit against our customers, these indemnification obligations could have a material adverse effect on our business.

Government Regulation May Adversely Affect Our Future Operating Results.

The federal government, through the Higher Education Act and other legislation, may consider changes in the laws that affect distance education in higher education. Legislation could be adopted that would have a material adverse effect on our business. In addition, it is possible that laws and regulations may be adopted with respect to the Internet, relating to user privacy, content, copyrights, distribution, and characteristics and quality of products and services. The adoption of any additional laws or regulations may decrease the popularity or expansion of online education, and may cause us to incur unanticipated compliance costs. Our increasing presence in many states across the country may subject us to additional tax laws and government regulations, which may adversely affect our future operating results. Our violation of any state statutes, laws or other regulations, could have a material adverse effect on our business and financial results. We cannot predict the impact, if any, that future regulation or regulatory changes may have on our business.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position, operating results or cash flows due to adverse changes in financial market prices and rates. The Company is, or may become, exposed to market risk in the areas of changes in interest rates and changes in foreign currency exchange rates as measured against the United States dollar. These exposures are directly related to our normal operating and funding activities. Historically, and as of March 31, 2004, we have not used derivative instruments or engaged in hedging activities.

Additionally, the Company does not have significant exposure to changing interest rates on invested cash, which was $13.6 million at March 31, 2004. Historically we have invested available cash in money market accounts, certificates of deposit and investment grade commercial paper that generally had maturities of three months or less, as well as debt securities of United States government agencies and corporate bonds. The Company's investment policy requires that its investment portfolio be limited to investment securities of one year or less in maturity. Furthermore, all of our invested cash is in money market accounts or in a short-term certificate of deposit as of March 31, 2004. As a result, the interest rate market risk implicit in these investments at March 31, 2004 is low. However, factors influencing the financial condition of securities issuers may impact their ability to meet their financial obligations and could impact the realizability of our securities portfolio. The Company has not undertaken any other interest rate market risk management activities.

A hypothetical ten percent change in market interest rates over the next year would not have a material effect on the fair value of the Company's debt instruments or its cash equivalents, nor would it materially impact the Company's earnings or cash flow associated with the Company's cash investments. Although the Company's revolving line of credit bears interest at an adjustable rate of prime plus 1.25%, a hypothetical ten percent change in the market rates as of March 31, 2004 would not have a material effect on the Company's earnings and cash flows in 2004, as the entire borrowings outstanding at December 31, 2003 and March 31, 2004 were repaid on January 2, 2004 and April 1, 2004, respectively. The Company anticipates drawing on its new line of credit only for short-term periods during the remainder of 2004.

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

The Company maintains a Disclosure Committee, comprised of the Chief Executive Officer, President and Chief Operating Officer, Chief Financial Officer, Chief Accounting Officer, Executive Vice President of eCollege and Chairman and Chief Executive Officer of Datamark, Sr. Vice President of Strategy, Executive Vice President/General Manager of eLearning Division, and President and Chief Operating Officer of Datamark.

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

In December 2002, the Company was named as a defendant in the lawsuit captioned IP Innovation, LLC, Plaintiff vs. Thomson Learning, Inc., eCollege.com, Digitalthink, Inc., Docent, Inc., Blackboard, Inc., Global Knowledge Network, Inc., and The Princeton Review, Inc., Defendants, Case No. H-02-2031, In the United States District Court for the Southern District of Texas, Houston Division. The lawsuit was originally captioned IP Innovation, LLC, Plaintiff vs. WebCT, Inc., and Thomson Learning, Inc, Defendants, Case No. H-02-2031, In the United States District Court for the Southern District of Texas, Houston Division. The case involves claims of patent infringement. Although no assurances can be given that this matter will be resolved in the Company's favor, we believe that the case is without merit, and that the ultimate resolution of the lawsuit will not have a material adverse effect on the operating results or the financial position of the Company. The Company intends to vigorously defend against this claim. Summary judgments have been filed in April, 2004 and the Company is awaiting a response from the plaintiff which is due no later than May 20, 2004.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

In August 2003, the Company completed a private placement of 2,900,000 shares of eCollege common stock with a group of institutional investors, including several current stockholders, for an aggregate purchase price of $30,450,000. The Company used the net proceeds of $28,716,762 to help finance the Datamark acquisition.
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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

The following is a list of exhibits filed as part of this Report on Form 10-Q.

Exhibit Number	Description

10.22	Loan Modification Agreement Dated April 1, 2004 to Loan and Security Agreement dated as of October 30, 2003 among Silicon Valley Bank, the Company and Datamark Inc.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
________

(b) Reports on Form 8-K. The Company filed a report on Form 8-K on January 21, 2004 under Items 7 and 9 to announce its financial guidance for 2004. The Company filed a report on Form 8-K on February 18, 2004 under Items 7 and 9 to announce its annual and fourth quarter 2003 financial results. The Company filed a report on Form 8-K on February 23, 2004 under Items 7 and 9 to announce its student enrollment projections for 2004.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in Denver, Colorado, on this 10th day of May, 2004.

eCollege.com
/s/ Oakleigh Thorne

Name: Oakleigh Thorne
Title: Chief Executive Officer and Chairman of the Board of Directors
(principal executive officer)

/s/ Reid E. Simpson

Name: Reid E. Simpson
Title: Chief Financial Officer
(principal financial officer)

/s/ Ward R. Huseth

Name: Ward R. Huseth, C.P.A.
Title: Chief Accounting Officer