Form 10-Q
period 2004-06-30
ECOLLEGE COM
filed 2004-08-16
CIK 1085653

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission file number 000-28393

eCollege.com

(Exact name of registrant as specified in its charter)

Delaware	84-1351729
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

4900 South Monaco Street, Denver, Colorado	80237
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (303) 873-7400

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).Yes ☒ No ☐

As of August 16, 2004, 20,381,327 shares of our common stock were outstanding.

FORM 10-Q

For the Three Months Ended June 30, 2004

PART I

FINANCIAL INFORMATION

ITEM 1: CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

eCollege.com and subsidiaries

CONSOLIDATED BALANCE SHEETS

(in thousands except per share data)

(unaudited)

	June 30, 2004	December 31, 2003
		(Restated) see note 2
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$19,678	$15,974
Accounts receivable, net of allowances of $249 and $188, respectively	12,800	8,722
Due from former Datamark stockholders, including $1,000 in escrow	1,208	1,208
Other current assets	2,262	1,764
Total current assets	35,948	27,668

Property and equipment, net	5,702	5,268
Software development costs, net	413	314
Investments	513	—
Intangible assets, net	11,105	11,851
Goodwill	55,939	55,797
Other assets	1,020	1,125
TOTAL ASSETS	$110,640	$102,023
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$6,435	$4,643
Other accrued liabilities	4,512	5,724
Customer advances	1,531	753
Deferred revenue, current portion	4,324	1,746
Current portion of capital lease obligations	130	—
Line of credit	9,688	9,365
Current portion of long-term debt	1,000	1,000
Total current liabilities	27,620	23,231

LONG-TERM LIABILITIES:
Deferred revenue, net of current portion	85	97
Other liabilities	441	477
Capital lease obligations, net of current portion	217	—
Long-term debt, net of current portion	28,309	27,785
Total long-term liabilities	29,052	28,359
Total liabilities	56,672	51,590

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, no par value; 5,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value, 50,000 shares authorized, 20,332 and 20,119 shares issued, respectively, and 20,317 and 20,108 shares outstanding, respectively	203	201
Additional paid-in capital	122,936	121,301
Treasury stock at cost, 15 and 11 shares, respectively	(148)	(81)
Warrants, restricted stock rights, and options for common stock	8,102	6,880
Deferred compensation	(4)	(29)
Accumulated deficit	(77,121)	(77,839)
Total stockholders’ equity	53,968	50,433
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$110,640	$102,023

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

eCollege.com and subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003

REVENUE:
eLearning:
Student fees	$7,573	$6,224	$14,947	$11,909
Campus and course fees	516	719	979	1,413
Other eLearning	388	380	758	700
Enrollment Marketing:
Direct mail	9,102	—	18,306	—
Interactive marketing	2,030	—	3,093	—
Media placement services	862	—	1,624	—
Other enrollment marketing	469	—	839	—
Total revenue	20,940	7,323	40,546	14,022

COST OF REVENUE:
eLearning cost of revenue	2,369	2,790	5,319	5,661
Enrollment marketing cost of revenue	8,431	—	15,500	—
Total cost of revenue	10,800	2,790	20,819	5,661
Gross profit	10,140	4,533	19,727	8,361

OPERATING EXPENSES:
Product development	1,717	1,456	3,477	2,895
Selling and marketing	2,421	1,329	5,125	2,587
General and administrative	3,697	1,460	7,065	2,998
Amortization of intangible assets	373	—	746	—
Total operating expenses	8,208	4,245	16,413	8,480
INCOME (LOSS) FROM OPERATIONS	1,932	288	3,314	(119)

OTHER INCOME (EXPENSE):
Interest income and other income (expense)	7	20	(27)	44
Interest expense	(1,263)	(33)	(2,507)	(86)
INCOME (LOSS) BEFORE INCOME TAXES	676	275	780	(161)

INCOME TAXES:
Provision for state income tax expense	(22)	—	(62)	—
NET INCOME (LOSS)	$654	$275	$718	$(161)

BASIC NET INCOME (LOSS) PER SHARE	$0.03	$0.02	$0.04	$(0.01)
DILUTED NET INCOME (LOSS) PER SHARE	$0.03	$0.02	$0.03	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC	20,234	16,501	20,175	16,454
WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED	22,288	17,442	22,302	16,454

The accompanying notes to consolidated financial statements are an integral part of these statements.

eCollege.com and subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Six Months Ended
	June 30, 2004	June 30 ,2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$718	$(161)
Adjustments to reconcile net income (loss) to net cash provided by operating activities—
Provision for doubtful accounts	61	—
Depreciation	1,163	1,089
Amortization of capitalized internal-use software development costs	314	628
Amortization of intangible assets	746	—
Amortization of debt issuance costs and discounts on debt	504	—
Interest accrued on long-term debt	600
Stock-based compensation	2,003	136
(Gains) losses on disposition of equipment, net	63	6
Changes in-
Accounts receivable	(4,139)	(757)
Other current assets	(498)	(119)
Other assets	25	82
Accounts payable and accrued liabilities	480	6
Deferred revenue and customer advances	3,344	469
Other liabilities	(36)	(51)
Net cash provided by operating activities	5,348	1,328
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,223)	(353)
Proceeds from disposition of property and equipment	6	6
Capitalized software costs	(413)	—
Reclassification of restricted cash to long-term investments	(513)	—
Net cash paid for business acquisition costs	(142)	—
Net cash used in investing activities	(2,285)	(347)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	890	835
Payment of stock issuance costs	(10)	—
Payments on leasing arrangements	(62)	(1,594)
Proceeds from and payments on line of credit, net	323	177
Proceeds from term loan	—	—
Payments on term loan	(500)	1,280
Net cash provided by financing activities	641	698
NET INCREASE IN CASH AND CASH EQUIVALENTS	3,704	1,679
CASH AND CASH EQUIVALENTS, beginning of period	15,974	13,633
CASH AND CASH EQUIVALENTS, end of period	$19,678	$15,312
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$2,075	$80
SCHEDULE OF NON-CASH ACTIVITIES:
Financed hardware purchases	$443	$19
Acquisition of treasury stock included in accrued liabilities	$67	$13

The accompanying notes to consolidated financial statements are an integral part of these statements.

eCollege.com and subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Organization and Nature of Business

Company History

eCollege.com is incorporated in the state of Delaware. eCollege International, Inc. is a wholly owned subsidiary of eCollege.com and was incorporated in the state of Colorado on January 9, 2002. On October 31, 2003, eCollege.com acquired all of the capital stock of Datamark, Inc., a Delaware corporation (“Datamark”), at which time Datamark became a wholly owned subsidiary of eCollege.com. eCollege.com and its wholly owned subsidiaries are collectively referred to herein as “eCollege” or “the Company.”

Business Activity

eCollege is an outsource provider of value added information services to the post-secondary education market.  eCollege’s eLearning division provides outsourced technology, products and services that enable proprietary post-secondary schools, colleges, universities, and school districts (“K-12 schools”) to offer an online environment for distance, on-campus, and hybrid learning. As an application service provider (“ASP”), the Company’s technology enables its customers to reach a large number of students who wish to take online courses at convenient times and locations via the Internet. Customers can also use the Company’s technology to supplement their on-campus courses with an online environment. Additionally, the Company provides services complementing its software, including design, development, and management of online campuses and courses, as well as ongoing administration, faculty, and student support.

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

(2) Summary of Significant Accounting Policies

Restatements

Prior to the issuance of the June 30, 2004 interim financial statements, the Company determined that it was appropriate to restate previously issued financial statements to record adjustments for correction of an error in accounting associated with the Company’s Employee Stock Purchase Plan (the “Purchase Plan”). Effective January 1, 2003, the Company adopted a fair value-based method for accounting for employee stock-based compensation arrangements as prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” and related interpretations.  Upon reviewing the application of FASB Technical Bulletin 97-1, which addresses certain accounting matters associated with the application of SFAS No. 123, the Company determined that it should have recorded non-cash compensation expenses for the fourth quarter of 2003 ($374,000) and the first quarter of 2004 ($588,000) in addition to amounts previously reported.   The additional compensation expenses reflect application of Technical Bulletin 97-1 with respect to the “look back” provisions of the Purchase Plan.  This filing reflects the restatement of the Consolidated Balance Sheet as of December 31, 2003.

The impact of the restatement on net income for the quarters ended March 31, 2004 and December 31, 2003 and the year ended December 31, 2003, is set forth below (in thousands, except per share data):

	Quarter Ended March 31, 2004	Quarter Ended December 31, 2003	Year Ended December 31, 2003
Net income, as previously reported	$652	$432	$942

Additional eLearning cost of revenue	(265)	(125)	(125)
Additional product development expense	(152)	(151)	(151)
Additional selling and marketing expense	(88)	(51)	(51)
Additional general and administrative expense	(83)	(47)	(47)

Total adjustment related to Employee Stock Purchase Plan	$(588)	$(374)	$(374)

Net income, as restated	$64	58	568

Basic and diluted earnings per share, as previously reported	$0.03	$0.02	$0.05
Effect of adjustment	$(0.03)	$(0.02)	$(0.02)
Basic and diluted earnings per share, as restated	$0.00	$0.00	$0.03

The following table sets forth the effects of the restatement adjustments discussed above on the Consolidated Balance Sheet at March 31, 2004 and December 31, 2003 (in thousands, except share data).

	March 31, 2004		December 31, 2003
	As Previously Reported	As Restated	As Previously Reported	As Restated

STOCKHOLDERS’ EQUITY:
Preferred stock	—	—	—	—
Common stock	201	210	201	201
Additional paid-in capital	121,580	121,407	121,428	121,301
Treasury stock	(110)	(110)	(81)	(81)
Warrants, restricted stock rights, and options for common stock	6,781	7,197	6,379	6,880
Deferred compensation	(17)	(17)	(29)	(29)
Accumulated deficit	(76,812)	(77,775)	(77,465)	(77,839)
Total stockholders’ equity	51,623	51,623	50,433	50,433
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$107,073	$107,073	$102,023	$102,023

As soon as practicable, the Company will file an amended Annual Report on Form 10-K/A for the year ended December 31, 2003 and an amended Quarterly Report on Form 10-Q/A for the three months ended March 31, 2004 reflecting the impact of the restatements.

Consolidation and Operating Segments

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such regulations. The unaudited condensed consolidated financial statements reflect all adjustments and disclosures that are, in the opinion of management, necessary for a fair presentation. All such adjustments are of a normal recurring nature. Certain amounts in the 2003 financial statements have been reclassified to conform to the 2004 presentation. Management does not believe the effects of such reclassifications are material. The results of operations for the interim period ended June 30, 2004 are not necessarily indicative of the results of the full fiscal year.

The Company has determined that it has two reportable operating segments: its eLearning and Enrollment divisons. All of the Company’s operating results and identifiable assets are in the United States. The Company has eliminated intercompany transactions and balances in consolidation.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions. These estimates and assumptions may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Some of the most significant areas for which management uses significant estimates and assumptions are in the valuation of goodwill and identified intangible assets, establishing reserves for uncollectible accounts receivable, establishing estimated useful lives for long-lived assets, establishing the point at which it is proper to capitalize software development costs, revenue recognition, estimating the fair value of debt obligations, assessing the realizability of deferred tax assets, and estimating the fair value of stock options and warrants.

Revenue Recognition

The majority of the Company’s revenue through June 30, 2004 has been generated from direct mail advertising campaigns and enrollment fees for students enrolled in online courses. The Company also generated modest amounts of revenue from interactive marketing, media placement services and enrollment fees for students enrolled in online supplements for on-campus or hybrid courses; services fees for the design, development, licensing and hosting of online digital campuses; and services fees for the design and development of online courses. Other revenue is primarily from professional consulting, other training services, retention services, and research services.

Revenue is recognized when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller’s price to the buyer is fixed or determinable; and, (4) collectibility is reasonably assured.

Both divisions of the Company enter into agreements that may contain multiple-elements. For such arrangements, the Company recognizes revenue for delivered elements when the delivered item has stand-alone value to the customer, fair values of undelivered elements are known, customer acceptance has occurred, and there are only customary refund rights related to the delivered elements.

eLearning Division

The Company’s eLearning services are generally sold at fixed prices as set forth in customer contracts. The primary source of eLearning revenue is student technology service fees charged to customers for each enrollment in their online courses, as of agreed upon enrollment census dates, delivered on the eCollege course management platform. Customers are invoiced for student fees after the number of course enrollments are determined on the census date of each respective academic term. The Company also sells student fee licenses which allow for up to a specified number of student enrollments in online supplements for on-campus or hybrid courses over a specified period of time, usually one year. Student fee revenue is recognized on a straight-line basis over each course’s specific academic term or over the length of the student fee license purchased by a customer, depending upon contract terms.

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

All contracted online campus-related fees are deferred and recognized on a straight-line basis from the campus launch date through the end of the contract period or the expected life of the customer relationship, whichever is greater. The Company recognizes course development fees over the period of time during which the Company completes its obligations to the customer.  All other eLearning revenue sources are recognized at the time of the performance of the service (e.g., course design and development consulting hours, training, instructional design and technical consulting) or over the length of the service period (e.g., annual license fees).

Enrollment Division

Enrollment division revenues are primarily generated from the sale of direct mail, interactive marketing, and media placement services. The Company also derives other revenue from research services, admissions training, and retention services.

It is the Company’s practice to execute contracts or work orders of various lengths, typically up to three months for direct mail advertising campaigns.  Fees are determined based on number of pieces mailed and the associated revenue is recognized when the marketing materials are mailed. The division's largest direct mail customer remits payment to the Company on a monthly basis and mails twice per month, once after payment and once five to ten days prior to payment. Payments from other direct mail customers are generally due two days before marketing materials are mailed.  Direct mail revenue includes all applicable postage costs which are charged to customers.

Interactive marketing arrangements are priced based on a fee-per-lead-generated model, with an initial up front payment due at the time the customer’s agreement is signed. The customer is invoiced monthly thereafter based on the number of leads generated.  Revenue is recorded when a lead is delivered to the customer.

Media placement service agreements call for the Company to act as an agent by billing its customers and collecting for the cost of the advertisement placed with a third-party media supplier (i.e. newspaper, television, radio station, etc.).  The Company generally charges the customer a commission for these services. Revenue is recognized when the media advertisements are run by the third-party media supplier. Revenue is recorded on a net basis, meaning that the Company includes in consolidated revenue only commissions charged, not the gross amount of fees invoiced to, and collected from, customers. Accordingly, the Company excludes the direct cost of the advertisement charged by the media supplier from cost of revenue in the consolidated statements of operations.

Other enrollment marketing revenue (e.g. admissions training and research services) is billed and recognized at the time of the performance of the service  or over the length of the service period (e.g. student retention services).

The Company records deferred revenue for amounts received from or billed to customers in excess of revenue that has been earned. The Company also records a liability for customer advances (deposits) that it requires customers to pay for enrollment marketing services and revenue is recognized once the Company’s obligations are fulfilled. Revenue that is recognized is reflected as accrued revenue receivable and included in other current assets  to the extent that the customer has not yet been billed for such services.

Stock-Based Compensation (as restated)

Effective January 1, 2003, the Company adopted a fair value-based method for accounting for employee stock-based compensation arrangements as prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” and related interpretations. Prior to January 1, 2003, the Company accounted for stock-based employee compensation plans using the intrinsic value-based method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and related interpretations.  The Company adopted SFAS No. 123 using the prospective method under SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of SFAS No. 123.” This method applies the provisions of SFAS No. 123 to all employee stock awards granted, modified, or settled on or after January 1, 2003 and accordingly, eCollege recognized compensation expense for such awards made under the Company’s stock-based employee compensation plans. As a result, 2004 results include the effect of eighteen months of stock-based awards, while 2003 results reflect one year of awards.

The table below summarizes the awards granted and the respective fair values of those awards for the three and six month periods ended June 30, 2004 and 2003 As discussed earlier in Note 2, the information for the six-month period ended June 30, 2004 includes restated results for the three-month period ended March 31, 2004:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
Stock options granted to non-employee board members:
Shares underlying award	3,264	20,304	3,264	20,304
Aggregate fair value of award	$41,152	$48,481	$41,152	$48,481

Stock options granted to employees:
Shares underlying award	—	4,500	—	49,200
Aggregate fair value of award	$—	$19,150	$—	$113,781

Restricted stock awards:
Shares underlying award	21,663	—	69,788	—
Aggregate fair value of award	$414,889	—	$1,311,812	—

Employee stock purchase plan:
Shares underlying award	37,624	103,974	37,624	103,974
Aggregate fair value of award	$253,193	$227,784	$253,193	$227,784

The following table summaries the impact of the restatement (as discussed earlier) on the aggregate stock based compensation related to the Company's Employee Stock Purchase Plan:

	Quarter ended March 31, 2004	Quarter ended December 31, 2003	Year Ended December 31, 2003
Employees stock purchase plan:	—	118,992	222,966
Shares underlying award

Aggregate fair value of awards, as restated	$—	$1,962	$2,239

The Company estimated the fair value of all awards using the Black-Scholes option pricing model and the following assumptions:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
Stock options granted to non-employee board members:
Expected lives outstanding	5 years	5years	5 years	5years
Expected volatility	85%	85%	85%	85%
Risk-free interest rates	3.4%	3.0%	3.4%	3.0%
Expected dividend yield	0%	0%	0%	0%

Stock options granted to employees:
Expected lives outstanding	—	2.2 years	—	2.2 years
Expected volatility	—	76%	—	85%
Risk-free interest rates	—	2.6%	—	3.0%
Expected dividend yield	—	0%	—	0%

Employee stock purchase plan:
Expected lives outstanding	6 months - 2 years	6 months - 2 years	6 months - 2 years	6 months - 2 years
Expected volatility	66%	68%	66%	68%
Risk-free interest rates	1.4%	1.3%	1.4%	1.3%
Expected dividend yield	0%	0%	0%	0%

The estimated fair values of these awards are being amortized over the applicable vesting period.

Total stock-based compensation expense recorded in the financial statements was approximately $953,000 and $2.0 million for the three and six months ended June 30, 2004, respectively, which included $18,000 and $40,000 for stock options, $511,000 and $1.1 million for shares purchased under the Purchase Plan, $411,000 and $794,000 for restricted share rights awarded, and $12,000 and $25,000 of deferred compensation from restricted stock awards granted prior to 2003, respectively. Stock-based compensation recorded for the three and six months ended June 30, 2003 was $94,000 and $136,000, respectively.

As required by SFAS No. 123, the Company presents pro forma disclosures of its net income (loss) using the fair value-based accounting model for awards granted prior to January 1, 2003, as shown below (in thousands, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
Net income (loss)
As reported	$654	$275	$718	$(161)
Add back: Stock-based compensation expense, as reported	953	94	2,003	136
Subtract: Stock-based compensation expense, pro forma	(1,008)	(259)	(2,131)	(511)
Pro forma income (loss)	$599	$110	$590	$(536)
Net income (loss) per share, basic:
As reported	$0.03	$0.02	$0.04	$(0.01)
Pro forma	$0.03	$0.01	$0.03	$(0.03)
Net income (loss) per share, diluted:
As reported	0.03	$0.02	$0.03	$(0.01)
Pro forma	$0.03	$0.01	$0.03	$(0.03)

The following table summarize the impact of the restatement (discussed earlier) on the Company's disclosure of pro forma net income assuming SFAS No. 123 had been applied to all stock-based awards since inception:

As Previously Reported	Quarter ended March 31, 2004	Year ended December 31, 2003
Net income (loss)
As reported	$652	$942
Add back: Stock-based compensation expense, as reported	462	655
Subtract: Stock-based compensation expense, pro forma	(535)	(1,346)
Pro forma income (loss)	579	251
Net income (loss) per share, basic:
As reported	$0.03	$0.05
Pro forma	$0.03	$0.01
Net income (loss) per share, diluted:
As reported	$0.03	$0.05
Pro forma	$0.03	$0.01

As Previously Reported	Quarter ended March 31, 2004	Year ended December 31, 2003
Net income (loss)
As reported	$64	$568
Add back: Stock-based compensation expense, as reported	1,050	1,029
Subtract: Stock-based compensation expense, pro forma	(1,123)	(1,720)
Pro forma income (loss)	(9)	(123)
Net income (loss) per share, basic:
As reported	$0.00	$0.03
Pro forma	$0.00	$(0.01)
Net income (loss) per share, diluted:
As reported	$0.00	$0.03
Pro forma	$0.00	$(0.01)

Income Taxes

The current provision for income taxes represents actual or estimated amounts payable on tax return filings each year. Deferred tax assets and liabilities are recorded for the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying balance sheets, and for operating loss and tax credit carryforwards. The change in deferred tax assets and liabilities for the period measures the deferred tax provision or benefit for the period. Effects of changes in enacted tax laws on deferred tax assets and liabilities are reflected as adjustments to the tax provision or benefit in the period of enactment. The Company’s deferred tax assets have been reduced by a valuation allowance to the extent that management cannot conclude that realization of the assets is more likely than not at each balance sheet date.

Total gross tax expense for federal income taxes in 2004 and 2003 is mostly offset by the change in the Company’s valuation allowance; therefore the Company did not record any federal income tax expense for the three- and six-month periods ended June 30, 2004 and 2003.  The Company recorded federal alternative minimum tax and state income tax expense for the three and six months ended June 30, 2004 of $22,000 and $62,000, respectively. The Company recorded no federal or state income tax expense for the three and six months ended June 30, 2003.

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

The Company has determined that approximately $21 million of deferred tax assets as of June, 2004 did not satisfy the realization criteria under accounting principles generally accepted in the United States of America, primarily due to the Company’s history of operating losses. Accordingly, a valuation allowance has been recorded against the Company’s deferred tax assets. Should management conclude that these deferred tax assets are realizable, the valuation allowance will be reversed to the extent of such realizability. The reversal of the valuation allowance, if any, would be recognized as deferred income tax benefit, excluding the reversal related to approximately $2.0 million of non-qualified stock-based compensation, which will be recognized as an increase to Additional Paid-in Capital. The Company evaluates the realizability of the deferred tax asset each quarter.

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share is computed by (i) adjusting net income (loss) for the effects, if any, of assuming the conversion of certain convertible securities, and (ii) adjusting the weighted average number of shares outstanding for the effects, if any, of common shares issuable upon the conversion or exercise of certain securities such as warrants and options for common stock outstanding during the period, if the effect of such adjustments is dilutive. Certain options and warrants to purchase shares of common stock were dilutive as of June 30, 2004 and, using the treasury stock method, resulted in an additional 2.0 and 2.1 million weighted-average common shares outstanding for the computation of diluted net income per share for the three and six months ended June 30, 2004. There were no adjustments to net income in the determination of dilutive net income per share for the three and six months ended June 30, 2004. Common stock equivalents for the three and six months ended June 30, 2004 which would have been included except for their anti-dilutive effect are 263,202.  Common stock equivalents for the three months ended June 30, 2003 that would have been included except for their anti-dilutive effect are 1.0 million.  As a result of the Company’s net loss for the six months ended June 30, 2003, all potentially dilutive securities, 3.0 million share equivalents, would be anti-dilutive and are excluded from the computation of diluted loss per share for that period.

The Company has never paid cash dividends on its stock, and is currently precluded from doing so under its borrowing agreements.

Comprehensive Income (Loss)

Total comprehensive income (loss) is the same as net income (loss) for the three and six months ended June 30, 2004 and 2003, respectively.

Accounts Receivable

The Company maintains an allowance for doubtful accounts based upon the expected collection of accounts receivable. A portion of the allowance is related to specifically-identified doubtful accounts, while the majority of the allowance is not account-specific, but rather based on management’s analysis of several factors, including sales volume and collection history. The methodology used to determine the allowance balance is based on the Company’s prior collection experience and, accounts receivable balances in various aging categories, and is also influenced by specific customers’ financial strength and circumstances. Accounts that are determined to be uncollectible are written off in the period in which they are determined to be uncollectible. Periodic changes to the allowance balance are recorded as increases or decreases to bad debt expense, which is included in the “General and administrative” expense in the accompanying consolidated statements of operations. At June 30, 2004 and December 31, 2003, the allowance for doubtful accounts was $249,000 and $188,000, respectively.

Software Development Costs

The Company’s primary activities include ongoing development of internal-use software used in connection with delivery of services via its proprietary software platform and network. Pursuant to the provisions of the AICPA’s Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” costs incurred during the application development stage are capitalized and costs incurred during the preliminary project and the post-implementation stages are expensed as incurred. Capitalized software development costs are amortized using the straight-line method over their estimated useful lives, generally three years. Amortization begins when the software is ready for its intended use.

In general, the Company has expensed costs for the development of internal-use software as costs qualifying for capitalization have been insignificant and the related lives short. The determination of the point at which capitalization of qualifying costs properly commences is subject to a high degree of management judgment.  As of June 30, 2004, the Company has capitalized $413,000 of costs related to development of internal use software. No amortization has been recorded as of June 30, 2004 as this software was not ready for its intended use. The Company recorded $0 and $314,000 of amortization expense for the three months ended June 30, 2004 and 2003, respectively. The Company recorded $314,000 and $627,000 of amortization expense for the six months ended June 30, 2004 and 2003, respectively. Given the Company’s ongoing investment and development, the Company expects to incur costs for the development of internal-use software in the future that are required to be capitalized and amortized over the software’s estimated useful life.

Other Accrued Liabilities

Other accrued liabilities are comprised primarily of accrued compensation expense and the related taxes, as well as other accrued expense items as of each reporting date as shown below (in thousands):

	June 30, 2004	December 31, 2003
Accrued compensation and related taxes	$1,476	$4,178
Other accruals	3,036	1,546
Total other accrued liabilities	$4,512	$5,724

Treasury Stock

The Company accounts for treasury stock purchases at cost. As of June 30, 2004, the Company has withheld an aggregate of 14,926 shares of common stock with a cost of $148,000 in satisfaction of statutory tax withholding requirements upon the vesting of restricted share rights held by an officer of the Company. These shares are presented as treasury stock in the condensed consolidated balance sheets.

(3) Acquisition of Datamark

On October 31, 2003, the Company, pursuant to a definitive purchase agreement dated September 15, 2003, acquired all of the capital stock of Datamark. The Company’s consolidated financial statements include Datamark’s results of operations from October 31, 2003.

Under the terms of the stock purchase agreement, the purchase price was to be adjusted based upon Datamark’s working capital at the date of completion of the transaction. eCollege and the former Datamark stockholders agreed that $1.0 million of the cash consideration paid by eCollege would be put into a working capital escrow until the final purchase price was determined. Based upon the reported amount of working capital on October 31, 2003, the Company has recorded the acquisition based upon an adjusted purchase price of $70.3 million. In addition, the Company currently has recorded $1.2 million as due from former Datamark stockholders on the condensed consolidated balance sheets, of which $1.0 million of cash is in escrow and $208,000 is owed from the former Datamark stockholders. However, the calculation of the purchase price adjustment is being reviewed by the selling stockholders.  Their review is expected to be completed during the third quarter of 2004, and the Company believes that it will subsequently collect the $1.2 million recorded on the condensed consolidated balance sheet as of June 30, 2004.

During the three and six months ended June 30, 2004 the total purchase price allocated to the acquired assets and assumed liabilities increased by $52,000 and $143,000, respectively, due to additional capitalized acquisition costs for legal and accounting services, therefore the amount of goodwill recorded has increased. The Company is in the process of finalizing its purchase price accounting.  The Company has up to one year from the acquisition date to finalize its purchase accounting related to pre-acquisition contingencies. If the Company’s expectations regarding amounts due from the former Datamark stockholders change, an adjustment to goodwill may be recorded in the future.

 (4) Debt

Revolving Line of Credit

In October 2003, the Company entered into an agreement with a bank to obtain a $10.0 million revolving line of credit, (the “Revolver”) that matures on October 31, 2005. The interest rate on the Revolver is equal to the bank’s prime rate, which was 4.00% at June 30, 2004, plus 1.25%, but at no time will be less than 5.25%. The Revolver contains certain financial covenants and is secured by all of the Company’s assets. The Company was in compliance with all financial covenants as of June 30, 2004.  In December 2003, the Company drew $9.4 million from the Revolver. The entire amount was subsequently repaid in January 2004. In March 2004, the Company drew $9.7 million from the Revolver. The entire amount was subsequently repaid in April 2004. In June 2004, the Company drew $9.7 million from the Revolver. The entire amount was subsequently repaid in July 2004.

Long-Term Debt

Term Loan

The Company obtained a $3.0 million term loan (“Term Loan”) with a bank in October 2003. The Term Loan refinanced an existing term loan and the outstanding debt on an equipment lease facility with the same bank. The Term Loan has an interest rate of 7.0% per annum. The Term Loan is to be repaid in 36 equal installments and is secured by all of the Company’s assets. The Term Loan contains certain financial covenants. The Company was in compliance with all financial covenants as of June 30, 2004.

Subordinated Notes

In conjunction with the acquisition of Datamark, in October 2003, the Company issued $20.0 million in senior subordinated secured notes (“Senior Subordinated Notes”) to a lender. The Senior Subordinated Notes have principal payments due in $5.0 million quarterly increments beginning on December 31, 2007, with interest payments due quarterly beginning on December 31, 2003, at a rate of 12.5% per annum. The Senior Subordinated Notes are secured by all of the Company’s assets. In connection with the issuance of the Senior Subordinated Notes, the Company issued warrants to the lender to purchase 200,000 shares of common stock. The Company allocated $3.3 million to the warrants based upon the fair value of the warrants, which was estimated using the Black-Scholes option pricing model. The remaining $16.7 million was allocated to the Senior Subordinated Notes. The discount attributable to the value of the warrants is being amortized as interest expense over the five-year term of the Senior Subordinated Notes. The Senior Subordinated Notes contain certain financial covenants. The Company was in compliance with all financial covenants of June 30, 2004.

Also in connection with the acquisition of Datamark in October 2003, the Company issued subordinated seller notes (“Seller Notes”) totaling $12.0 million. The Seller Notes, with interest and principal due in 2008, are comprised of a series of notes issued to the selling stockholders, aggregating to $7.0 million, which bear simple interest at a rate of 10.0% per annum and another series of notes issued to the selling stockholders, aggregating to $5.0 million, which bear simple interest at a rate of 10.0%, compounded annually. The Company recorded $8.9 million for the notes issued to the Sellers based upon their estimated fair value as of October 31, 2003, resulting in a discount of $3.1 million, which is being amortized over the term of the debt.

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

Capital Lease Obligations

In January 2004 the Company entered into an equipment lease with a vendor.  The lease has an interest rate of 8.4% per annum and is to be repaid in 36 equal installments.  At June 30, 2004, the Company had $347 thousand outstanding under the lease.

Schedules of Long-Term Debt and Capital Lease Obligations

The following is a summary of the Company’s long-term debt and capital lease obligations as of June 30, 2004 and December 31, 2003, respectively (in thousands):

	June 30, 2004	December 31, 2003
Term loan	$2,417	$2,917

Seller notes, principal of $12.0 million	9,768	9,071
Senior subordinated notes, principal of $20.0 million	17,124	16,797
Capital lease obligations	347	—
Total	29,656	28,785
Less current portion	(1,130)	(1,000)
Long-term portion	$28,526	$27,785

The following is a schedule by year of future principal debt payments, as of June 30, 2004. Amounts represent the contractual cash payments of our debt and exclude debt discounts discussed above (in thousands):

Period ending December 31,	Term Loan	Senior Subordinated Notes	Seller Notes	Total
2004	$500	$—	$—	$500
2005	1,000	—	—	1,000
2006	917	—	—	917
2007	—	5,000	—	5,000
2008	—	15,000	12,000	27,000

Principal of debt obligations	$2,417	$20,000	$12,000	$34,417

(5) Commitments and Contingencies

Acquisition-related Contingency

Datamark has been issued a preliminary notice of a sales and use tax liability by the Utah State Tax Commission for the period of April 1, 2000 through December 31, 2002, in the amount of $530,000 with interest of $53,000 for a total amount of $583,000. The Company has paid $60,000 of this amount.  Datamark is currently disputing the remaining $523,000 of this liability. In addition, there is an additional potential liability exposure of approximately $242,000 related to the period subsequent to December 31, 2002, for a total aggregate exposure of $765,000. However, pursuant to the stock purchase agreement, the former stockholders of Datamark agreed to indemnify eCollege for the potential liability related to periods prior to October 31, 2003, therefore only approximately $90,000 of the total aggregate exposure was assumed by the Company. Although the ultimate liability cannot be determined at the present time, the Company believes that any liability resulting from this matter, if any, will not have a material adverse effect on the operating results or the financial position of the Company.

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

Operating Lease Obligations

The Company leases office space and equipment under various non-cancelable operating leases. At June 30, 2004 the aggregate future minimum lease commitments were as follows (in thousands):

Period ending December 31,
2004	$918
2005	1,668
2006	1,467
2007	1,214
Thereafter	190
$5,457

(6) Segment Information

Description of Segments

Beginning October 31, 2003, as a result of the acquisition of Datamark, the Company organized its operations into two business segments: eLearning and Enrollment. The organizational structure is based on factors that management uses to evaluate, view and run its business operations which include, but are not limited to, customer base, homogeneity of products, technology and delivery channels. The business segments are based on this organizational structure and information reviewed by eCollege’s management to evaluate the associated business group results. A description of the types of products and services provided by each reportable segment follows:

•                  eLearning provides software products, consisting of online campuses, courses, and course supplements, through hosting services in the Company’s data centers. The eLearning division also provides services complementing the software products, including design, development, and management of online campuses and courses, as well as ongoing administration, faculty and student support. eLearning’s suite of products and services enables customers to either completely outsource the development of their online campus and courses, or to select individual products and services to meet their unique needs.

•                  Enrollment provides full-service research and direct-marketing for colleges and proprietary schools, offering comprehensive marketing solutions that include direct mail, online, media placement,, custom research, admissions training and software solutions.. These solutions are used by higher education institutions to increase student enrollment leads, conversion rates, and retention rates.

Segment Data

The results of the reportable segments are derived directly from eCollege’s internal management reporting system. The accounting policies used to derive reportable segment results are substantially the same as those used by the consolidated Company. Management measures the performance of each segment based on several metrics, including income (loss) from operations. These results are used, in part, to evaluate the performance of, and to assign resources to, each of the segments. A significant portion of total consolidated expenditures are directly attributable to the two business segments. However, certain operating expenses, which are separately managed at the corporate level, are not allocated to segments. These unallocated costs include amortization of intangibles and debt costs. There was no inter-segment revenue for the three and six months ending June 30, 2004.

Selected financial information for each reportable segment, together with a reconciliation of segment information to eCollege’s consolidated total, was as follows for the three and six months ended June 30, 2004 and 2003 (in thousands):

	For the Three Months Ended June 30, 2004
	eLearning	Enrollment	Corporate	Total
Revenue	$8,477	$12,463	$—	$20,940

Income from operations	$2,135	$1,485	$(1,688)	$1,932

	For the Three Months Ended June 30, 2003
	eLearning	Enrollment(1)	Corporate	Total
Revenue	$7,323	n/a	n/a	$7,323

Income from operations	$288	n/a	n/a	$288

(1) Enrollment division was acquired in October 31, 2003.

	For the Six Months Ended June 30, 2004
	eLearning	Enrollment	Corporate	Total
Revenue	$16,684	$23,862	$—	$40,546

Income from operations	$3,309	$3,074	$(3,069)	$3,314

	For the Six Months Ended June 30, 2003
	eLearning	Enrollment(1)	Corporate	Total
Revenue	$14,022	n/a	n/a	$14,022

Income from operations	$(119)	n/a	n/a	$(119)

(1) Enrollment division was acquired in October 31, 2003.

The tables below summarize segment information reflecting the impact of the restatement for the three months ended December 31, 2003, the twelve months ended December 31, 2003 and the three months ended March 31, 2004 (in thousands):

	For the three Months Ended December 31, 2003— As Previously Reported				For the three Months Ended December 31, 2003— As Restated
	eLearning	Enrollment(1)	Corporate	Total	eLearning	Enrollment(1)	Corporate	Total
Revenue	$7,512	7,725	n/a	$15,237	7,512	7,725	n/a	$15,237

Income from operations	$367	$1,609	$(426)	$1,550	$(7)	$1,609	$(426)	$1,176

(1) Enrollment division was acquired in October 31, 2003.

	For the Year Ended December 31, 2003— As Previously Reported				For the Year Ended December 31, 2003— As Restated
	eLearning	Enrollment(1)	Corporate	Total	eLearning	Enrollment(1)	Corporate	Total
Revenue	$29,135	$7,725	n/a	$36,860	$29,135	$7,725	n/a	$36,860

Income from operations	$913	$1,432	$(249)	$2,096	$539	$1,432	$(249)	$1,722

(1) Enrollment division was acquired in October 31, 2003.

	For the three Months Ended March 31, 2004— As Previously Reported				For the Three Months Ended March 31, 2004— As Restated
	eLearning	Enrollment	Corporate	Total	eLearning	Enrollment	Corporate	Total
Revenue	$8,207	$11,399	n/a	$19,606	$8,207	$11,399	n/a	$19,606

Income from operations	$1,762	$1,589	$(1,381)	$1,970	$1,174	$1,589	$(1,381)	$1,382

Assets are allocated to the individual segments based on the primary segment benefiting from the assets. Corporate assets are composed primarily of cash and cash equivalents, amounts due from former Datamark stockholders, goodwill, and purchased intangible assets. Total assets by segment and the reconciliation of segment assets to eCollege consolidated total assets as of June 30, 2004 and December 31, 2003 (in thousands):

	June 30, 2004	December 31, 2003

eLearning	$11,911	$11,845
Enrollment	15,141	11,288
Goodwill and intangible assets	67,044	68,318
Corporate	16,544	10,572
	$110,640	$102,023

Significant Customer Information

One customer represented 12% of the eLearning division’s revenue, while a different customer accounted for 20% of the Enrollment division’s revenue for the three months ended June 30, 2004.  One customer accounted for 25% of total consolidated revenue for the three months ended June 30, 2004.  One customer accounted for 15% of the eLearning division’s accounts receivable as of June 30, 2004 and a different customer accounted for 12% of the Enrollment division’s accounts receivable balance as of June 30, 2004.

Geographic Information

Substantially all of the Company’s assets are located in and substantially all of the Company’s operating results are derived from operations in the United States.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this Item 2 and elsewhere in this Report on Form 10-Q contain forward-looking statements based on our current expectations about our Company and our industry. Such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  You can identify these forward-looking statements when you see us using words such as “expect,” “anticipate,” “estimate,” “plan,” “believe” and other similar expressions. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of, among other things, changes in economic conditions in the markets served by the Company, increasing competition, and other unanticipated events and conditions, as well as the factors described in the Risk Factors and elsewhere in this report, and in the Company’s other SEC filings. We undertake no obligation to publicly update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future, except as required by law.

You can obtain access to our other SEC filings from the Investor Relations section via a hyperlink to a third-party SEC filings web site as soon as reasonably practicable after those reports are electronically filed with or furnished to the SEC.  However, our corporate website should not be considered a part of this filing.

The following discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and Notes thereto appearing elsewhere in this Report on Form 10-Q as well as our other SEC filings.

Overview

eCollege.com and its wholly owned subsidiary, Datamark Inc., (“Datamark”), are collectively referred to herein as “eCollege” or “the Company.” eCollege is an outsource provider of value added information services to the post-secondary education market. We focus our growth on information-based products and services which concentrate on the lifeblood of our customers: their students. The student life cycle starts with lead generation and continues through enrollment, student services, retention, instruction, and ultimately through job placement and continuing education. Our mission is to provide a broad array of offerings that facilitate the effective management of the student life cycle, from lead generation through job placement, and to power the success and growth of our customers’ online distance education programs by providing industry leading technology and support services.

eLearning Division Overview

We provide outsourced technology, products and services that enable proprietary post-secondary schools, colleges, universities, and school districts (“K-12 schools”) to offer an online environment for distance, on-campus, and hybrid learning. As an application service provider (“ASP”), we provide our customers access to our software products, consisting of online campuses, courses, and course supplements, through hosting services in our reliable data centers. Our technology enables our customers to reach a large number of students who wish to take courses at convenient times and locations via the Internet. Our customers can also use our technology to supplement their on-campus courses with an online learning environment or as a hybrid solution by substituting online components for a portion of their on-campus learning.  We also provide services complementing our software, including design, development, and management of online campuses and courses, as well as ongoing administration, faculty, and student support. Our suites of products and services enable customers to either completely outsource the development of their online campus and courses, or to select individual products and services to meet their unique needs.

Our primary source of eLearning revenue is student technology service fees we charge to our customers for each enrollment in their online courses delivered on our course management platform. Since our inception, our customers have had approximately 1.6 million student enrollments in online courses or course supplements. In total, our customers have developed approximately [16,000] unique online distance courses on our platform.

Enrollment Division Overview

Datamark, our Enrollment division which we acquired in October 2003, is an outsource provider of integrated enrollment marketing services to the proprietary post-secondary school market. We offer comprehensive solutions to increase student enrollment leads, conversion rates, and retention rates of our customers and therefore the customers’ corresponding revenue. We provide full-service research and direct-marketing for colleges and proprietary schools, offering comprehensive marketing solutions that include direct mail, online, television, and other media solutions. We also offer lead conversion systems and training to enhance the performance of a school’s admissions staff, as well as post-lead communication campaigns to increase the number of leads that actually convert into enrollments. Our retention marketing products and services include a suite of tools for identifying “at risk” students, communication plans to help those students stay in school and monitoring and response plans to keep track of students as they progress through the program.

Datamark’s lead generation services, consisting primarily of targeted direct-response marketing using mail and Internet-based solutions as well as media placement services, generates most of the division’s revenue. Datamark’s focus historically has been on increasing student enrollments at its customers’ on-campus locations, however its marketing solutions are also applicable for customers’ online programs. Some of our eLearning customers have indicated a desire for eCollege to provide student acquisition and retention services, and the Company intends to pursue such opportunities.

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

Enrollment Marketing

Our Enrollment division’s products and services are focused on three stages of the student life cycle: (i) lead generation, (ii) lead conversion, and (iii) student retention. Our lead generation products primarily consist of direct mail, media placement, and Internet marketing solutions that are designed to attract the interest of the most likely candidates for enrollment at our customers’ institutions. We provide sophisticated lead response tracking and utilize that tracking to optimize the media mix for customers on a continual basis. We provide lead conversion systems and training to enhance the performance of our customers’ admissions staff, as well as post-lead communication campaigns to increase the number of leads that actually convert into enrollments. Our retention marketing products and services include a suite of tools for identifying “at risk” students, communication plans to help those students stay in school and monitoring and response plans to keep track of students as they progress through the program. Historically, our customers have purchased their marketing services primarily to drive on-campus enrollments; however demand for marketing solutions for online learning programs is growing quickly and is becoming a strategic focus for the Company.

Our products and services, as well as the manner in which we price and sell our products and services, have not changed significantly from the way we described these items in our Annual Report on Form 10-K.  Therefore, please reference that report for a detailed description of our products and services.

Key Indicators of Financial Condition and Operating Performance

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

Our eLearning customers benefit from volume discounts on their student technology fees based on the success of their distance programs. In addition, they often guarantee a minimum amount of student technology fees for each year they are under contract with us, for which they receive further discounts on our services. Therefore, the increase in our student fee revenue will not be directly proportional to the increase in our customers’ online student enrollments. In addition, our customers have also begun to use our eCourse product for alternative uses, such as for continuing education for faculty.  As a result of the pricing and length of academic terms for such alternative courses, revenue will not follow the historical trends of our traditional eCourse enrollment fees. Student enrollments in fully-distance eCourses are expected to increase 59 percent in the Spring of 2004, however if we exclude the alternative-use eCourse enrollments mentioned previously, that increase is expected to be approximately 44 percent. The total corresponding revenue earned from traditional online distance enrollments that start in the spring academic term is expected to increase 20 percent in 2004 compared to 2003. We expect this trend of enrollment growth outpacing revenue growth to continue throughout the remainder of 2004, however not necessarily at the same rate as in the spring academic term.

Student enrollments in our lower priced eCompanion product (online supplements for on-campus courses) and enrollments in eCourses used by customers for “hybrid” courses (i.e. portion of course delivered online, but still has on-campus component as well) have increased substantially. However, total revenue recognized from such non-distance enrollments is not expected to grow in direct proportion, due primarily to our pricing program offered to customers with commitments to significant online distance education programs.

Our customers offer traditional, as well as quarterly, bi-monthly and monthly course terms to their students, therefore we typically host more courses during the spring academic term than in the summer or fall terms, primarily because the spring term starts at the beginning of the month as opposed to the summer and fall terms that start mid month. As a result, there are more starts included in the first month of spring. As a result, consecutive academic term enrollment results are not directly comparable. In addition, the mix of specific courses (and the duration of the respective course terms) can impact the associated revenues, as course term duration impacts the period of revenue recognition. The following table presents the number of student enrollments our customers had start (or we expect to have start) in online courses during the 2004, and 2003 spring, summer, and fall academic terms.

	Distance Course Enrollments
	2004(1)	2003
ACADEMIC TERM:
Spring (January 1 - May 15)	220,000	138,630
Summer (May 16 - August 15)	100,000	70,129
Fall (August 16 - December 31)	160,000	118,549
Total Student Enrollments	480,000	327,308

(1)                    Projected as of August 10, 2004.

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

Critical Accounting Policies

Revenue recognition, accounting for stock-based compensation, accounting for the issuance of debt obligations, valuation of goodwill and identifiable intangible assets, software development costs, and income taxes are all critical accounting policies for our Company. These policies have been discussed with, and are evaluated by, our Board of Directors’ audit committee and independent auditors and are substantially consistent with the policies in effect during 2003. Each of the policies is discussed in detail in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K.

Pro Forma Results for Comparative Purposes

In accordance with generally accepted accounting principles, we only include the revenue earned from Datamark’s enrollment marketing services since October 31, 2003 (acquisition date) in our condensed consolidated statements of operations, therefore while enrollment marketing related revenue represented 59% of our total revenue for the three and six months ended June 30, 2004, no such revenue was included in our financial results during the same periods in 2003.  For comparison purposes, on a pro forma basis, assuming the acquisition had occurred as of January 1, 2003 and we had included Datamark’s revenue of $10.4 and  $19.5 million for the three and six months ended June 30, 2003, enrollment marketing revenue would have represented approximately 59 and 58 percent of our total pro forma revenue for the three and six months ended June 30, 2003, respectively.

The following unaudited pro forma financial information for the three and six months ended June 30, 2003 presents the combined results of operations of eCollege and Datamark as if the acquisition had occurred as of January 1, 2003. An adjustment of $2.6 million was made to the combined results of operations, reflecting amortization of purchased intangible assets, stock compensation expense, and interest expense, net of taxes, that would have been recorded if the acquisition had occurred at the beginning of 2003. The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations of eCollege that would have been reported had the acquisition been completed as of the beginning of the period presented, and should not be taken as representative of the future consolidated results of operations or financial condition of eCollege. Actual results for the three and six months ended June 30, 2004 and pro forma results for the three and six months ended June 30, 2003 were as follows (in thousands, except per share amounts):

	Three Months Ended June 30,
	2004	2003 Pro forma
Revenue	$20,940	$17,678
Cost of revenue	10,800	9,687
Gross profit	10,140	7,991
Operating expenses	8,208	6,926
Income (loss) from operations	1,932	1,065
Other income (expense), net	(1,256)	(1,261)
Income (loss) before taxes	676	(196)
Provision for tax expense	22	—
Net income (loss)	$654	$(196)
Basic and diluted net income (loss) per share	$0.03	$(0.01)

	Six Months Ended June 30,
	2004	2003 Pro forma
Revenue	$40,546	$33,483
Cost of revenue	20,819	18,972
Gross profit	19,727	14,511
Operating expenses	16,413	13,801
Income (loss) from operations	3,314	710
Other income (expense), net	(2,534)	(2,507)
Income (loss) before taxes	780	(1,797)
Provision for tax expense	62	—
Net income (loss)	$718	$(1,797)
Basic net income (loss) per share	0.04	(0.09)
Diluted net income (loss) per share	$0.03	$(0.09)

Management believes investors and potential investors should consider pro forma financial information for the three and six months ended June 30, 2003 as an additional and meaningful basis for comparison with the actual results of the three and six months ended June 30, 2004. The Company’s revenue for the three and six months ended June 30, 2004 is an increase of 18 and 21 percent, respectively. The pro forma revenue for the three and six months ended June 30, 2003 includes $10.4 and $19.5 million of revenue from Datamark, respectively. The Company’s net income for the three and six months ended June 30, 2004 of $654,000 ($0.03 per share, calculated on an average of 22.2 million diluted shares) and $718,000 ($0.03 per share, calculated on an average of 22.3 million diluted shares) is an improvement of $850,000 and $2.5 million over the pro forma net losses of $196 thousand ($0.01 loss per share, calculated on an average of 20.6 million diluted shares) and $1.7 million ($0.09 loss per share, calculated on an average of 20.6 million diluted shares).

Historical Results

The following discussion compares the historical results of operations for the three months ended June 30, 2004 and 2003. The inclusion of Datamark’s results for the three and six months ended June 30, 2004 causes significant fluctuations in the historical operating results of eCollege in 2004 as compared to 2003.

Three Months Ended June 30, 2004 and 2003

Revenue. Total revenue increased 185% to $20.9 million for the three months ended June 30, 2004 from $7.3 million for the three months ended June 30, 2003. The new Enrollment division was responsible for $12.4 million of this increase, primarily from the direct mail marketing services which accounted for $9.0 million, as well as interactive and media placement services totaling $2.0 million and $862 thousand, respectively. The remaining $1.2 million of the increase in revenue is primarily due to a $1.3 million increase in student fees from online courses offset by a decline in campus and course fees of $203 thousand.

Student fees increased by 22% to $7.6 million for the three months ended June 30, 2004, from $6.2 million for the three months ended June 30, 2003. The increase in our student fee revenues is due to an expected 56% increase in the number of student enrollments in online eCourses beginning in the spring and summer academic terms, compared to the same academic terms in 2003. Our eLearning customers benefit from volume discounts on their student fees based on the success of their distance programs. In addition, they often guarantee a minimum amount of student fees for each year they are under contract with us, for which they receive further discounts on our services.

Campus and course fees represented $516,000 and $719,000 for the three months ended June 30, 2004 and 2003, respectively; a decrease of $203,000 or 28%. This decrease in our course development fees is primarily attributable to our customers continuing to use our proprietary tools to develop more courses on our eCollege platform without our assistance. This trend has been exacerbated somewhat by another strategic initiative of ours, which is to offer free course conversion to large distance programs that want to move from competitor platforms to ours. While this has negatively impacted our course development revenue, we believe it has positively impacted the higher-margin student fee revenue due to the resulting availability of more online courses on the eCollege System.

Other revenue includes eLearning technical and instructional design consulting revenue of $388,000 and $380,000 for the three months ended June 30, 2004 and 2003, respectively. It also includes $469,000 of other revenue from our Enrollment division.

Cost of Revenue. Cost of revenue increased by $8.0 million, or 288%, to $10.8 million for the three months ended June 30, 2004, from $2.8 million for the same period in 2003. The newly acquired Enrollment division increased direct mail and other cost of revenue, including internet lead costs, for the three months ended June 30, 2004 by $8.4 million. eLearning cost of revenue decreased by $411,000 or 15% to $2.4 million for the three months ended June 30, 2004. This decrease is mainly attributable to a savings of $314,000 as our Campus Portal product became fully amortized as of March 31, 2004. Amortization expense related to our capitalized software costs for the three months ended June 30, 2003 was $314,000. Additional savings include $112,000 of depreciation expense and $19,000 of communication expense primarily related to our internal technology departments, reduced salaries and related benefits of $81,000, and rent expense of $13,000.  Additionally, we recorded reductions in expense of $42,000 due to changes in estimates related to our grant program during the three months ended June 30, 2004. Offsetting these decreased expenses were increases in commission expense of $11,000 and increased stock-based compensation expense of $208,000.

Our eLearning operations personnel increased slightly to 89 as of June 2004 from 87 in June 2003, as we continue to meet our customers’ demands while continuing to improve on our operating efficiencies of our course development, and consulting services. We had 164 employees in our Enrollment division’s operations and account management areas at June 30, 2004.

Gross Profit. We realized gross profit of $10.1 million, resulting in a 123% or $5.6 million increase for the three months ended June 30, 2004 compared to the $4.5 million we realized during the same period in 2003. The new Enrollment division contributed $4.0 million to our gross profit, while the eLearning division contributed $6.1 million for the three months ended June 30, 2004. The favorable increase of $1.6 million related to the eLearning division was primarily due to the increase in our student fees, which have a relatively higher contribution margin than most of our other revenue sources due to the operating leverage on the generally-fixed nature of our data center expenses and the discontinuance of amortization related to our Campus Portal product.

As our product mix continues to change and diversify, we expect that the mix of our cost of revenue will change accordingly. We have been able to achieve increases in our revenue without increasing our cost of revenue proportionally. While we expect our gross profits to increase in terms of absolute dollars in 2004, we expect to continue to have gross margins of approximately 48% to 52% during the remainder of 2004.

Product Development. Product development expenses increased to $1.7 million for the three months ended June 30, 2004 from $1.5 million for the three months ended June 30, 2003. Capitalized software development was $396,000 for the three months ended June 30, 2004.  The Enrollment division did not incur expenses related to product development during the three months ended June 30, 2004.

The eLearning division recognized decreased expenses in salaries and related benefits of $161,000 and consulting expenses of $59,000. Offsetting these savings were increases in depreciation expense of $24,000 and $52,000 related to an agreement with a third party to provide software development and related support services for non-critical development projects. Additional expenses incurred relate to our off-shore initiative in Sri Lanka of $195,000. In January 2004, the Company decided, based on timing and cost considerations, to supplement our development efforts by committing resources to offshore development in Sri Lanka.

Our development staff remained relatively flat at 60 development personnel as of June 30, 2004 from 59 in the same period in 2003. All development personnel in the three months ended June 30, 2004 and 2003 were in the eLearning division.

Product development costs in the future may be reduced by any software development costs which are capitalized in accordance with relevant accounting standards.

Selling and Marketing. Selling and marketing expenses increased to $2.4 million from $1.3 million for the three months ended June 30, 2004 and 2003, respectively. The Enrollment division had $1.2 million of selling and marketing expenses recorded during the three months ended June 30, 2004, therefore accounting for the entire increase on a consolidated basis. For the eLearning division, selling and marketing expenses decreased by $95,000 for the three months ended June 30, 2004 compared to the same period in 2003. These cost reductions related primarily to salaries and related benefits, other employee benefits and travel costs.

Our eLearning division was staffed with 6 marketing-related employees as of June 30, 2004 and 7 as of June 30, 2003. Our eLearning division sales staff increased slightly to 26 employees at June 30, 2004 from 24 at June 30, 2003. At June 30, 2003, the Enrollment division had 38 employees related to sales, sales management and marketing activities.

General and Administrative. General and administrative expenses increased $2.2 million to $3.7 million from $1.5 million, of which $1.4 million related to the newly acquired Enrollment division. Increased expenses related to audit, legal, consulting, temporary services and travel expenses totaled $308,000.  Additional increases were due to executive compensation and benefits including stock-based compensation. These increased costs were offset by decreases in investment banking fees and investor relation expenses of $54,000. Our total executive and administrative personnel increased to 54 at June 30, 2004 from 32 at June 30, 2003 due primarily to the addition of the Enrollment division’s executive and administrative employees.

We record stock-based compensation in connection with the grant of stock options and restricted share rights to employees, officers, and directors in accordance with our stock-based compensation accounting policy. The deferred charge is being amortized over the relevant vesting periods of such options or restricted share rights, which range from 1 to 5 years. We recorded $953,000 of stock-based compensation in the three months ended June 30, 2004. Portions of such compensation expense were allocated to cost of revenue, selling and marketing expense, and product development expense, as appropriate, based on the recipients of the awards.  The balance was included in general and administrative expense.

Amortization of Intangible Assets. Our amortization of intangible assets of $373,000 consists entirely of the amortization of our identified intangible assets which we recorded in connection with the Datamark acquisition. Specifically, customer relationships with an estimated value of $8.1 million are being amortized over their estimated useful lives of 8 years, and non-compete agreements valued at $2.4 million are being amortized over their estimated useful life of 5 years. Amortization expense related to those assets is expected to be approximately $373,000 in the third quarter of 2004. There were no indications that these intangible assets were impaired as of June 30, 2004.

Other Income (Expense). Our other income and expense, which consists primarily of interest expense on our debt, increased by $1.2 million, the majority of which related to the debt obligations incurred to fund the acquisition of Datamark. Approximately $226,000 related to the amortization of the discount on our Senior Subordinated Notes and Seller Notes and was therefore not payable in cash during the quarter.  In fact, due to the payment terms on those two debt instruments, we only were required to pay $1.0 million in cash interest expense during the quarter ended June 30, 2004.  We are currently evaluating whether we will pre-pay a portion of the Senior Subordinated Notes or Seller Notes. Any pre-payments of these debt obligations would result in additional interest expense in the period of any such pre-payment, due to their respective carrying values being less than their stated principal values and the resulting write-off of any deferred financing costs. Barring any acceleration of interest due to pre-payment of debt, we expect to have approximately the same amount of interest expense during the third quarter of 2004 as we incurred during the second quarter of 2004.

Net income. Our net income increased to $676,000 or $0.03 per basic and diluted share for the three months ended June 30, 2004 from a net income of $275,000 or $0.02 per basic and diluted share for the three months ended June 30, 2003.

Six Months Ended June 30, 2004 and 2003

Revenue. Total revenue increased 189% to $40.5 million for the six months ended June 30, 2004 from $14.0 million for the six months ended June 30, 2003. The new Enrollment division was responsible for $23.8 million of this increase, primarily from the direct mail marketing services which accounted for $18.3 million, as well as interactive and media placement services totaling $3.1 million and $1.6 million, respectively. The remaining $2.7 million of the increase in revenue is primarily due to a $3.0 million increase in student fees from online courses offset by a decline in campus and course fees of $434 thousand.

Student fees increased by 26% to $14.9 million for the six months ended June 30, 2004, from $11.9 million for the six months ended June 30, 2003. The increase in our student fee revenues is due to an expected 56% increase in the number of student enrollments in online eCourses beginning in the spring and summer academic terms, compared to the same academic terms in 2003. Our eLearning customers benefit from volume discounts on their student fees based on the success of their distance programs. In addition, they often guarantee a minimum amount of student fees for each year they are under contract with us, for which they receive further discounts on our services.

Campus and course fees represented $979,000 and $1.4 million for the six months ended June 30, 2004 and 2003, respectively; a decrease of $434,000 or 31%. This decrease in our course development fees is primarily attributable to our customers continuing to use our proprietary tools to develop more courses on our eCollege platform without our assistance. This trend has been exacerbated somewhat by another strategic initiative of ours, which is to offer free course conversion to large distance programs that want to move from competitor platforms to ours. While this has negatively impacted our course development revenue, we believe it has positively impacted the higher-margin student fee revenue due to the resulting availability of more online courses on the eCollege System.

Other revenue includes eLearning technical and instructional design consulting revenue of $758,000 and $700,000 for the six months ended June 30, 2004 and 2003, respectively. It also includes $839,000 of other revenue from our Enrollment division.

Cost of Revenue. Cost of revenue increased by $15.1million, or 265%, to $20.8 million for the six months ended June 30, 2004, from $5.7 million for the same period in 2003. The newly acquired Enrollment division increased direct mail and other cost of revenue, including internet lead cost, for the six months ended June 30, 2004 by $15.5 million. eLearning cost of revenue decreased by $386,000 or 7% to $5.3 million for the six months ended June 30, 2004. This decrease is mainly attributable to a savings of $314,000 as our Campus Portal product became fully amortized as of March 31, 2004. Amortization expense related to our capitalized software costs for the six months ended June 30, 2003 was $627,000. Additional savings include $290,000 of depreciation expense and $38,000 of communication expense primarily related to our internal technology departments,  reduced salaries and related benefits of $131,000, and rent expense of $57,000.  Additionally, we recorded reductions in expense of $42,000 due to changes in estimates related to our grant program during the three months ended June 30, 2004. Offsetting these decreased expenses were increases in commission expense of $94,000 and increased stock-based compensation expense of $520,000.

Our average eLearning operations personnel increased to 89 as of June 2004 from 84 in June 2003, as we continue to meet our customers’ demands while continuing to improve on our operating efficiencies of our course development, and consulting services. We had 164 employees in our Enrollment division’s operations and account management areas at June 30, 2004.

Gross Profit. We realized gross profit of $19.7 million, resulting in a 137% or $11.4 million increase for the six months ended June 30, 2004 compared to the $8.4 million we realized during the same period in 2003. The new Enrollment division contributed $8.4 million to our gross profit, while the eLearning division contributed $11.3 million for the six months ended June 30, 2004. The favorable increase of $3.0 million related to the eLearning division was primarily due to the increase in our student fees, which have a relatively higher contribution margin than most of our other revenue sources due to the operating leverage on the generally-fixed nature of our data center expenses and the discontinuance of amortization related to our Campus Portal product.

Product Development. Product development expenses increased to $3.5 million for the six months ended June 30, 2004 from $2.9 million for the six months ended June 30, 2003.  Capitalized software development was $413,000 for the six months ended June 30, 2004.  The Enrollment division did not incur expenses related to product development during the six months ended June 30, 2004.

The eLearning division recognized decreased expenses in salaries and related benefits of $47,000, consulting expenses of $116,000, and rent expense of $34,000. Offsetting these savings were increases in depreciation expense of $35,000, legal expenses of $20,000, temporary services of $32,000, system costs of $25,000 and depreciation expenses of $35,000.  Additionally, we recognized a loss of $52,000 related to an agreement with a third party to provide software development and related support services for non-critical development projects. Expenses incurred relate to our off-shore initiative in Sri Lanka of $295,000. In January 2004, the Company decided, based on timing and cost considerations, to supplement our development efforts by committing resources to offshore development in Sri Lanka.

Our average development staff increased to 60 development personnel as of June 30, 2004 from 56 in the same period in 2003. All development personnel in the six months ended June 30, 2004 and 2003 were in the eLearning division.

Selling and Marketing. Selling and marketing expenses increased to $5.1 million from $2.6 million for the six months ended June 30, 2004 and 2003, respectively. The Enrollment division had $2.6 million of selling and marketing expenses recorded during the six months ended June 30, 2004, accounting for the increase on a consolidated basis. For the eLearning division, selling and marketing expenses decreased by $110,000 for the six months ended June 30, 2004 compared to the same period in 2003. These cost reductions related primarily to salaries and related benefits, other employee benefits, collaterals, conferences, public relations and promotion costs and totaled $100,000. Additional savings of $ 49,000 related to rent and depreciation expenses.  Offsetting these savings were increased office expenses of $20,000.

Our eLearning division was staffed with an average of 7 marketing-related employees as of June 30, 2004 and 8 as of June 30, 2003. Our eLearning division sales staff remained flat at an average of 25 employees at June 30, 2004 and June 30, 2003. At June 30, 2003, the Enrollment division had 38 employees related to sales, sales management and marketing activities.

General and Administrative. General and administrative expenses increased $4.1 million to $7.1 million from $3.0 million, of which $2.7 million related to the newly acquired Enrollment division. Increased expenses related to audit, legal, consulting, temporary services and travel expenses totaled $519,000.  Additional increases were due to executive compensation and benefits including stock-based compensation. These increased costs were offset by decreases in franchise taxes, rent expense, Board expenses, investment banking fees and investor relation expenses of $335,000. Our total executive and administrative personnel increased to 54 at June 30, 2004 from of 32 at June 30, 2003 due primarily to the addition of the Enrollment division’s executive and administrative employees.

We record stock-based compensation in connection with the grant of stock options and restricted share rights to employees, officers, and directors in accordance with our stock-based compensation accounting policy. The deferred charge is being amortized over the relevant vesting periods of such options or restricted share rights, which range from 1 to 5 years. We recorded $2.0 million of stock-based compensation in the six months ended June 30, 2004. Portions of such compensation expense were allocated to cost of revenue, selling and marketing expense, and product development expense, as appropriate, based on the recipients of the awards. The balance was included in general and administrative expense.

Amortization of Intangible Assets. Our amortization of intangible assets of $746,000 consists entirely of the amortization of our identified intangible assets which we recorded in connection with the Datamark acquisition. Specifically, customer relationships with an estimated value of $8.1 million are being amortized over their estimated useful lives of 8 years, and non-compete agreements valued at $2.4 million are being amortized over their estimated useful life of 5 years. There were no indications that these intangible assets were impaired as of June 30, 2004.

Other Income (Expense). Our other income and expense, which consists primarily of interest expense on our debt, increased by $2.5 million, the majority of which related to the debt obligations incurred to fund the acquisition of Datamark. Approximately $424,000 related to the amortization of the discount on our Senior Subordinated Notes and Seller Notes and was therefore not payable in cash during the quarter.  In fact, due to the payment terms on those two debt instruments, we only were required to pay $2.1 million in cash interest expense during the six months ended June 30, 2004.

Net income. Our net income increased to $780,000 or $0.04 per basic and $0.03 per diluted share for the six months ended June 30, 2004 from a net loss of $161,000 or $0.01 per basic and diluted share for the six months ended June 30, 2003.

Liquidity and Capital Resources

The Company’s cash and cash equivalents increased by $3.7 million from $16.0 million at December 31, 2003, to $19.7 million at June 30, 2004. The increase from December 31, 2003 was primarily due to cash provided by operating activities of $5.3 million and cash provided by financing activities of $641,000, offset by cash used in investing activities of $2.3 million. Included in cash provided by financing activities for the six months ended June 30, 2004 was $890,000 received from issuing additional common stock related to stock options that were exercised during the period as well as shares issued in connection with the Company's employee stock purchase plan. Included in the cash provided by operations for the six months ended June 30, 2004 were adjustments to net income of $2.0 million, $1.2 million, and $1.5 million for non-cash stock-based compensation, depreciation and amortization expense, respectively.  Included in cash used in investing activities for the six months ended June 30, 2004 was a $513,000 reclassification of cash pledged as collateral and invested in a certificate of deposit with a one year maturity.

Through June 30, 2004, we also used $1.6 million of cash to purchase or develop computer software and equipment in the current year. In addition to these cash purchases, we leased $455,000 worth of equipment under a capital lease during the first quarter.

We used the majority of the $28.8 million of net proceeds from our August 2003 private placement of shares of eCollege common stock to partially fund the Datamark acquisition. To further finance the acquisition, we issued debt with principal totaling $35.0 million. Under the current financing arrangements, as of June 30, 2004, $2.7 million of our debt will be due by December 31, 2006, another $ 5.0 million will be due in the fourth quarter of 2007, with the remaining $27.0 million due in 2008.  Senior Subordinated Notes issued to a lender and subordinated Seller Notes issued to the sellers of Datamark, with principal totaling $20.0 million and $12.0 million, respectively, had estimated fair values of $17.1 million and $9.8 million, respectively, at June 30, 2004.  Due to the accounting treatment given to these components of the debt we issued, our results of operations include a significant amount of interest expense in 2004 that did not and will not require cash settlement until future periods.  For instance, the discounts on the debt will result in $5.6 million of interest expense amortized over the remainder of the original five year term of these debt obligations.  We recorded approximately $424,000 of such interest expense during the six months ended June 30, 2004 that will be repaid though principal payments in future years. In addition, approximately $600,000 of interest expense recorded in the first six months of 2004 is not due and payable until after October 31, 2006.

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

A Significant Portion of Our Revenue Is Generated From a Relatively Small Number of Customers.

Revenue from a small number of customers has comprised a substantial portion of our historical revenue at both operating divisions and is expected to represent a substantial portion of our revenue in the foreseeable future. Our largest 30 eLearning customers accounted for 71% of our eLearning division revenue for the three months ended June 30, 2004. The Enrollment division’s largest 30 customers accounted for approximately 74% of total enrollment marketing revenue for the three months ended June 30, 2004. Any cancellation, deferral, or significant reduction in work performed for these principal customers, or failure to collect accounts receivable from these principal customers, could have a material adverse effect on our business, financial condition, and results of operations. One of the former largest customers of the eLearning division did not renew its guaranteed minimum contract with us when it expired in April 2004. This customer generated approximately 0% and 9% of our total consolidated revenue during the three months ended June 30, 2004 and 2003, respectively.

Our Network Infrastructure and Computer Systems May Fail.

The continuing and uninterrupted performance of our network infrastructure and computer systems is critical to our success. Any system failure that causes interruptions in our ability to provide services could reduce customer satisfaction and, if sustained or repeated, would reduce the attractiveness of our technology and services to our customers and their students. An increase in the number of students online through our servers could strain the capacity of our software or hardware, which could lead to slower response times or system failures. We continually test our user capacity by simulating load capacity based on projected student enrollments. To the extent we do not successfully address capacity constraints; such constraints could have a material adverse effect on our business and financial results.

Because our services involve the storage and transmission of proprietary and confidential customer and student information our success depends on our ability to provide superior network security protection and the confidence of our customers in that ability. Our system is designed to prevent unauthorized access from the Internet and, to date, our operations have not been affected by security breaks; nevertheless, in the future we may not be able to prevent unauthorized disruptions of our network operations, whether caused unintentionally or by computer “hackers” or by the failure of our Internet service providers to provide us with adequate bandwidth and service. Despite precautions we have taken, unanticipated problems affecting our systems have from time to time in the past caused, and in the future could cause, interruptions or delays in the delivery of our products and services. Any damage or failure that interrupts or delays our operations could have a material adverse effect on our business and financial results.

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

We incurred significant additional debt in connection with the Datamark acquisition that is secured by all of our assets. Our debt could have important consequences to our stockholders. Because of our substantial debt:

•                  Our ability to obtain additional financing for working capital, capital expenditures, acquisitions, general corporate purposes, or other purposes may be impaired in the future;

•                  A substantial portion of our cash flow from operations may be dedicated to the payment of principal and interest on our indebtedness, thereby reducing the funds available to us for other purposes; and

•                  Our flexibility to adjust to changing market conditions and ability to withstand competitive pressures could be limited, and we may be more vulnerable to a downturn in general economic conditions or our business or be unable to carry out capital spending that is necessary or important to our growth strategy and productivity improvement programs.

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

Our Stock Price Is Likely to be Volatile.

The market price of our common stock has been and is likely to continue to be volatile and could be subject to significant fluctuations in response to factors such as the following, some of which are beyond our control:

•                  Quarterly variations in our operating results;

•                  Operating results that vary from the expectations of securities analysts and investors;

•                  Changes in expectations as to our future financial performance;

•                  Announcements of technological innovations or new products by us or our competitors;

•                  Changes in market valuations or information related to other online service companies, our customers, or other companies servicing our market;

•                  Future sales of our common stock;

•                  Stock market price and volume fluctuations;

•                  General political and economic conditions, such as a recession, war or terrorist attacks or interest rate or currency rate fluctuations; and

•                  Other risk factors discussed in or incorporated by reference into this report.

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

We May Not Effectively Manage the Integration of Datamark (or any Future Acquisitions That We May Make) Into eCollege.

Our acquisition of Datamark was consummated on October 31, 2003; however, the ultimate successful integration of Datamark into eCollege and realization of the expected benefits of the acquisition will require, among other things, the following:

•                  Retention and relationship management of existing customers of both companies;

•                  Retention of strategic partners of each company;

•                  Minimization of disruption of each company’s ongoing business and distraction of its management;

•                  Integration of the two companies’ information and software systems and other operations;

•                  Developing and maintaining uniform standards, controls, procedures, and policies, including internal controls; and

•                  Limiting expenses related to integration.

We may not succeed in addressing these risks or any other problems or liabilities encountered in connection with the acquisition. The diversion of the attention of management and any difficulties encountered in the process of combining the companies could cause the disruption of, or a loss of momentum in, the activities of our business or could cause the impairment of relationships with customers and business partners. Further, the process of combining the two companies’ businesses could negatively affect employee morale and our ability to retain some key employees, and could cause customers to cancel existing agreements, not renew contracts upon their expiration, or choose not to purchase new products or services from us. In the event that the traditional customers and business partners of either company are not receptive to the products and services of the other, we may not realize some of the expected benefits of the acquisition. If the benefits of the acquisition do not exceed the associated costs, including costs associated with integrating the two companies, our financial results, including earnings per share and stock price, could be materially adversely affected.

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

Certain Aspects Of The Datamark Acquisition Could Negatively Impact Our Financial Results.

Certain aspects of the Datamark acquisition could negatively impact our financial results. We recorded a significant portion of the approximate $70.3 million purchase price as goodwill and identifiable intangible assets. Intangible assets resulting from acquisitions require significant judgment in terms of establishing their fair value, determining appropriate amortization periods, and assessing such intangibles, including goodwill, for impairment in the future. It is possible that our review of such intangible assets in the future could determine that they are impaired and the amount of such impairment could be significant. We recorded approximately $10.5 million of the purchase price as identifiable intangible assets, which has caused us to record additional non-cash amortization expense in the current period and will cause us to record additional non-cash amortization expense in the future and which will also be reviewed periodically for impairment in the future. An impairment charge could be material, if it is determined that an impairment of the assets has occurred. We are also incurring interest expense related to fair value of the warrants issued in connection with the Senior Subordinated Notes and the discount to fair value of the Sellers’ Notes. We will also have increased cash interest expense due to the increased debt levels we’ve incurred to finance the acquisition, and will be required to repay the face amount of these debt instruments ($32.0 million upon their maturity). All of these additional expenses and cash outflows could negatively impact our financial results, financial position, and liquidity.

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

We Depend On Our Customers and Third Parties to Market Student Enrollments for Online Courses.

A substantial portion of our eLearning division revenue is derived from fees for each enrollment in an online course that we host for our customers. Generally, we do not market directly to students to generate enrollments in our customers’ courses and therefore have little influence on the number of students that enroll. We are therefore dependent on the institutions and organizations that purchase our products and services to market to individual students. The failure of these third parties to effectively attract, maintain, and increase student enrollments could affect our revenue growth and have a material adverse effect on our business and financial results. Although Datamark provides enrollment marketing services for its customers, the majority of Datamark’s customers are not customers of our eLearning division, and there can be no assurance that they will become customers of our eLearning division.

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

In addition, although we do not believe that we are infringing the intellectual property rights of others, other parties might assert infringement claims against us. We may encounter disputes over rights and obligations concerning intellectual property. These disputes, even if without merit, could lead to litigation, which may be time-consuming and costly (even if we are successful), may require us to redesign our products or services, may require us to enter into royalty or licensing agreements (which may not be available on acceptable terms or at all), and could be a distraction to management, any of which could have a material adverse effect on our business. In addition, our agreements with our customers may require us to indemnify our customers in certain situations in the event they are sued by a third party claiming that the eCollege System causes the infringement of a third party’s intellectual property rights. In the event of such a lawsuit against our customers, these indemnification obligations could have a material adverse effect on our business.

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

Most of Datamark’s contracts with its customers are short-term. Datamark’s current customers may not continue to use its products and services, Datamark may not be able to replace in a timely or effective manner departing customers with new customers that generate comparable revenues, and Datamark may not continue to increase its customer base. Further, there can be no assurance that Datamark’s customers will continue to generate consistent amounts of revenues over time. Datamark’s failure to develop and sustain long-term relationships with its customers could materially and adversely affect the results of operations of Datamark and eCollege as a whole.

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

Increases In Costs of Revenue Could Harm Datamark’s Business.

The direct marketing activities of Datamark may be adversely affected by increases in certain costs. Datamark's direct mail activities may be adversely affected by postal rate increases, especially increases that are imposed without advance notice to allow adjustments to be made to marketing budgets. With regards to Datamark’s interactive marketing services, rising demand for online advertising has caused Internet media prices to increase. Because Datamark’s contracts generally obligate the Company to deliver a specified number of leads at a specified price, the Company may be unable to adjust its pricing to reflect increased Internet lead costs until contracts expire and are renegotiated. Any of these occurrences could materially and adversely affect the business, financial condition and results of operations of Datamark and eCollege as a whole.

Our Business and Future Operating Results Are Subject to a Broad Range of Uncertainties Arising Out of Terrorist Attacks on the United States of America.

Our business and operating results are subject to uncertainties arising out of terrorist attacks on the United States of America. These uncertainties include the potential worsening or extension of the global economic slowdown and the economic consequences of military action or additional terrorist activities. While terrorist attacks have not had a material impact on our financial position or results of operations to date, any future attacks or events arising as a result of the attacks, such as interruptions to the international telecommunications network or the Internet, could have a material impact on our business

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position, operating results or cash flows due to adverse changes in financial market prices and rates. The Company is, or may become, exposed to market risk in the areas of changes in interest rates and changes in foreign currency exchange rates as measured against the United States dollar. These exposures are directly related to our normal operating and funding activities. Historically, and as of June 30, 2004, we have not used derivative instruments or engaged in hedging activities.

Additionally, the Company does not have significant exposure to changing interest rates on invested cash, which was $526 thousand at June 30, 2004. Historically we have invested available cash in money market accounts, certificates of deposit and investment grade commercial paper that generally had maturities of three months or less, as well as debt securities of United States government agencies and corporate bonds. The Company’s investment policy requires that its investment portfolio be limited to investment securities of one year or less in maturity. Furthermore, all of our invested cash is in money market accounts or in a short-term certificate of deposit as of June 30, 2004. As a result, the interest rate market risk implicit in these investments at June 30, 2004 is low. However, factors influencing the financial condition of securities issuers may impact their ability to meet their financial obligations and could impact the realizability of our securities portfolio. The Company has not undertaken any other interest rate market risk management activities.

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains a Disclosure Committee, comprised of the Chief Executive Officer, President and Chief Operating Officer, Chief Financial Officer, Executive Vice President of eCollege and Chairman and Chief Executive Officer of Datamark, Sr. Vice President of Strategy, Executive Vice President/General Manager of eLearning Division, President and Chief Operating Officer of Datamark, and General Counsel.

The Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the quarterly period covered by this report.  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis.  For the reasons described in the following paragraph, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are ineffective in alerting them in a timely fashion to material information relating to the Company required to be included in the reports that the Company files under the Exchange Act.

As discussed in the Restatements section of Note (2) to the Unaudited Condensed Consolidated Financial Statements, we identified an error in the accounting for the Company’s Employee Stock Purchase Plan prior to the issuance of the June 30, 2004 interim financial statements.   As a result, we concluded that, as of June 30, 2004, there was a material weakness in our internal controls over financial reporting relating to the adoption and implementation of new accounting pronouncements relevant to the Company’s financial statements.  The accounting error was discovered by the Controller of the Company’s eLearning division, who immediately informed senior management.  Upon becoming aware of these issues, management informed the members of the Company’s Disclosure and Audit Committees and identified correcting accounting entries in consultation with the Company’s external auditors, KPMG LLP.   The Company is in the process of taking the following steps to improve its internal control over financial reporting:

•                  Carrying out additional training of accounting personnel as it relates to the adoption and implementation of new accounting pronouncements,

•                  Adding accounting staff to the eCollege corporate office,

•                  Enhancing financial statement review procedures, including review by the newly established corporate office in Chicago, Illinois, and

•                  Implementing additional regularly scheduled meetings with the Company’s external auditors to discuss the impact of recent accounting pronouncements on the Company’s reported financial results.

We intend to continue to monitor our internal controls, and if further improvements or enhancements are identified, we will take steps to implement such improvements or enhancements. There have been no changes in our internal controls over financial reporting, which have materially affected, or are reasonably likely to materially affect, such internal controls.

It should be noted that the design of any system of controls is based upon certain assumptions about the likelihood of future events, and there can be no assurance that such design will succeed in achieving its stated objective under all potential future conditions, regardless of how remote. However, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer believe the Company’s disclosure controls and procedures provide reasonable assurance that the disclosure controls and procedures are effective.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In our Annual Report on Form 10-K/A for the period ended December 31, 2003 (as noted in Note 2, we intend to file an amended 10K/A as soon as practicable) , we reported that the Company was named as a defendant in the lawsuit captioned IP Innovation, LLC, Plaintiff vs. Thomson Learning, Inc., eCollege.com, Digitalthink, Inc., Docent, Inc., Blackboard, Inc., Global Knowledge Network, Inc., and The Princeton Review, Inc., Defendants, Case No. H-02-2031, In the United States District Court for the Southern District of Texas, Houston Division. The lawsuit was originally captioned IP Innovation, LLC, Plaintiff vs. WebCT, Inc., and Thomson Learning, Inc, Defendants, Case No. H-02-2031, In the United States District Court for the Southern District of Texas, Houston Division. The case involved claims of patent infringement. In April 2004, the Company filed a motion for summary judgment, and on July 1, 2004, the court entered final judgment in our favor, finding that the Company’s programs do not directly or indirectly infringe on plaintiff’s patents.

The Company is exposed to asserted and unasserted legal claims encountered in the normal course of business. We believe that the ultimate resolution of any such matters will not have a material adverse effect on the operating results or the financial position of the Company.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

The following is a list of exhibits filed as part of this Report on Form 10-Q.

Exhibit Number	Description
10.23	Employment Agreement dated August 9, 2004, between the Company and Oakleigh Thorne.

10.24	Employment Agreement dated August 9, 2004, between the Company and Douglas H. Kelsall.

10.25	Employment Agreement dated August 9, 2004, between the Company and Reid Simpson.

10.26	Employment Agreement dated August 9, 2004, between the Company and Marguerite M. Elias.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)   Reports on Form 8-K. The Company filed a report on Form 8-K on May 4, 2004 under Items 7 and 12 to announce its first quarter 2004 financial results. The Company filed a report on Form 8-K on June 16, 2004 under Item 5 to announce the resignation of its chief accounting officer.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in Denver, Colorado, on this 16th day of August, 2004.

eCollege.com

/s/ Oakleigh Thorne
Name: Oakleigh Thorne
Title: Chief Executive Officer and Chairman of the Board of Directors
(principal executive officer)

/s/ Reid E. Simpson
Name: Reid E. Simpson
Title: Chief Financial Officer
(principal financial officer)