Form 10-K/A
period 2003-12-31
ECOLLEGE COM
filed 2004-08-24
CIK 1085653

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For fiscal year ended December 31, 2003
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 000-28393

eCollege.com
(Exact name of registrant as specified in its charter)

Delaware State or other jurisdiction of incorporation or organization	84-1351729 (I.R.S. Employer Identification No.)
4900 South Monaco Street, Denver, Colorado (Address of principal executive offices)	80237 (Zip Code)

Registrant's telephone number, including area code (303) 873-7400

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act:
Common Stock
(Title of Class)

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

        Indicated by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒    No ☐

        The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2003, was approximately $150,231,615.

        As of March 5, 2004, 20,135,535 shares of our common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
[None]

FORM 10-K/A

For the Year Ended December 31, 2003

PART I

Explanatory note

        This Annual Report on Form 10-K/A is being filed for the purpose of amending the Company's Consolidated Financial Statements to correct an error in the application of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." In August 2004, the Company determined that it was appropriate to restate previously issued financial statements to record adjustments for correction of an error in accounting associated with the Company's Employee Stock Purchase Plan (the "Purchase Plan"). The restated financial statements for the year ended December 31, 2003 are reflected in this Annual Report on Form 10-K/A for the year ended December 31, 2003. Concurrently herewith, the Company is filing its amended Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2004 to reflect the restated financial statements for that period. The financial statements for the years ended December 31, 2002 and 2001 were not restated.

        Effective January 1, 2003, the Company adopted a fair value-based method for accounting for employee stock-based compensation arrangements as prescribed by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" and related interpretations. Upon reviewing the application of FASB Technical Bulletin 97-1, which addresses certain accounting matters associated with the application of SFAS No. 123, the Company determined that it should have recorded non-cash compensation expense for the fourth quarter of 2003 ($374,000) and the first quarter of 2004 ($588,000) in addition to amounts previously reported. The additional compensation expenses reflect application of Technical Bulletin 97-1 with respect to the "look back" provisions of the Purchase Plan. See Note (2) of the Notes to Consolidated Financial Statements included in Item 8 of this Report for a more detailed discussion of the circumstances giving rise to the restatement and related adjustments.

        The impact of the restatement on net income for the year ended December 31, 2003 was a decrease in net income of $374,000. There was no impact on net income for the years ended December 31, 2002 and 2001.

        This Form 10-K/A amends and restates Items 1, 6, 7, 8 and 9A of Part II and Item 15 of Part IV in the original Form 10-K as required to reflect the restatement, and includes currently dated certifications pursuant to the rules of the Securities and Exchange Commission. The foregoing items have not been updated to reflect other events occurring after the filing of the original Form 10-K, or to modify or update those disclosures affected by subsequent events, except for those disclosures provided in Note (2) to the Consolidated Financial Statements included in Item 8 of this Report. All other information contained herein was included in the original Form 10-K, which was filed with the Securities and Exchange Commission on March 15, 2004, speaks only as of such date and has not been amended or updated hereby. As a result, we recommend that you read this Form 10-K/A in conjunction with all other periodic reports of the Company filed under the Securities Exchange Act of 1934 (the "Exchange Act") after the filing of the original 10-K, including, without limitation, the information described in Note (2) to the Consolidated Financial Statements included in Item 8 of this Report and the information contained in the Company's Quarterly Reports on Form 10-Q/A for the quarters ended March 31, 2004 and June 30, 2004, as filed on the date hereof. All referenced amounts in this Form 10-K/A for prior periods and prior period comparisons reflect the balances and amounts on a restated basis.

        This Annual Report on Form 10-K/A contains forward-looking statements which were made at the time the original 10-K was filed on March 15, 2004, speak only as of such date, are subject to the factors described below and must be considered in light of any subsequent statements, including forward looking statements, contained in any written statement subsequent to the original filing date, including statements made in filings on Forms 8-K and 10-Q/A. You can identify these forward-looking statements when you see us using words such as "expect," "anticipate," "estimate," "plan," "believe" and other similar expressions. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of, among other things, the factors described in the Management's Discussion and Analysis of Financial Condition and Results of Operations, Risk Factors and elsewhere in this report, and in the Company's other SEC filings. We undertake no obligation to publicly update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

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

        eCollege has historically been an outsource provider of eLearning solutions for post-secondary online degree programs. With the acquisition of Datamark in October 2003, eCollege has expanded to become an outsource provider of value added information services to the post-secondary education market. We focus our growth on information- based products and services which concentrate on the lifeblood of our customers: their students. The student life cycle starts with lead generation and continues through enrollment, student services, retention, instruction, and ultimately through job placement and continuing education. Our mission is to provide a broad array of offerings that facilitate the student life cycle, from lead generation through job placement, and to power the success and growth of our customers' online distance education programs by providing industry leading technology and support services.

        eCollege's eLearning division is a leading outsource provider of technology, products, and services that enable colleges, universities, and high schools ("K-12 schools") to offer an online environment for distance, on-campus, and hybrid learning. Our technology enables our customers to reach a large number of students who wish to take courses at convenient times and locations via the Internet. Our customers can also use our technology to supplement their on-campus courses with an online environment or as a hybrid solution by substituting a portion of their campus learning with online components. We offer services to assist in the development of online programs, including online course and campus design and development, faculty training and support, and technical consulting. As part of our core solution we provide access to software, hosting, product advancement, quality assurance, program administration support as well as a student and faculty technical help desk.

        Datamark, the Company's Enrollment division, is an outsource provider of integrated enrollment marketing services to the proprietary post-secondary school market. We offer comprehensive solutions to increase student enrollment leads, conversion rates, and retention rates of our customers. The Company provides full-service research and direct-marketing for colleges and proprietary schools, offering comprehensive marketing solutions that include direct mail, online, television, and other media solutions. We also provide lead conversion systems and training to enhance the performance of a school's admissions staff, as well as post-lead communication campaigns to increase the number of leads that actually convert into enrollments. Our retention marketing products and services include a suite of tools for identifying "at risk" students, communication plans to help those students stay in school and monitoring and response plans to keep track of students as they progress through the program. Datamark's focus historically has been on increasing student enrollments at its customers' on-campus locations, however its marketing solutions are also applicable for customers' online programs.

        Our target market is made up of for-profit higher education companies and proprietary post-secondary schools, public and private universities, community colleges, career commuter colleges,

and virtual K-12 schools in the United States and Canada. In addition, we evaluate opportunities for potential international customers as they arise.

Segment Information

        With the acquisition of Datamark, eCollege now has two business segments, eLearning and Enrollment. A summary of our net revenue, income (loss) from operations, and assets for our business segments are found in Note 10 to the Consolidated Financial Statements in Item 15 of this document. A discussion of factors potentially affecting our operations is set forth in "Management's Discussion and Analysis," in Item 7 of this document.

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

  •
  Internet Connectivity.    To ensure maximum up-time for our customers, we provide (i) full OC-3 and Gigabit Ethernet connections balanced over three Tier I Internet providers, (ii) multiple Internet providers to insure instant data rerouting if one of the connections should ever fail, (iii) .Alt Access—a completely separate alternate network path to a customer's website, and (iv) world-wide network and application performance monitoring.

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

        Our lead generation products primarily consist of direct mail, media placement, and Internet marketing solutions that are designed to attract the interest of the most likely candidates for enrollment at our customers' institutions. We provide sophisticated lead response tracking and utilize that tracking to optimize the media mix for customers on a continual basis. We provide lead conversion systems and training to enhance the performance of our customers' admissions staff, as well as post-lead communication campaigns to increase the number of leads that actually convert into enrollments. Our retention marketing products and services include a suite of tools for identifying "at risk" students, communication plans to help those students stay in school and monitoring and response plans to keep track of students as they progress through the program. Historically, our customers have purchased their marketing services primarily to drive on-campus enrollments, however demand for marketing solutions for online programs is growing quickly and is becoming a strategic focus for the Company. The following is a description of our key product and service offerings:

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

        Other products include custom research and admissions training. Our custom research includes services such as focus groups, surveys, curriculum mix, site location, and other marketing studies. We also offer training to our customers' admissions staffs to improve their conversion rate of leads into enrollments.

        These solutions are supported by an infrastructure using specialized database technology and research and optimization methods. We can provide research capabilities to customers before a campaign or even when a customer is looking for a new school location. Further, a tight results tracking and targeting adjustment cycle helps optimize the campaign's effectiveness improving the return on investment for institutions.

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

Enrollment

        Our Enrollment division operates in three key customer sectors within the post-secondary market including proprietary, continuing education, and community colleges, with the majority of customers in the proprietary sector. Our Enrollment division currently has over 200 customers. These customers are located throughout the United States and Canada. If the acquisition of Datamark had occurred at the beginning of 2003 and we included Datamark's $43.3 million of revenue it generated during the entire year rather than just $7.7 million recognized in the two months under eCollege ownership, our 30 largest Enrollment customers would have accounted for 87% of our pro forma Enrollment division revenue.

Combined

        The Company's definition of a customer is determined based on which entity within an organization makes budgetary decisions and enters into a sales agreement with eCollege or Datamark. Online distance education and enrollment marketing purchasing decisions are generally made at the consolidated school group level which, depending on the size of the post-secondary institution, can be local, regional, or national decisions. However, some institutions make their purchasing decisions at the individual school or campus level. Therefore one school group could potentially include more than one customer if the organization does not make centralized purchasing decisions.

        One of the benefits associated with the Datamark acquisition was that even though eCollege's eLearning division and Datamark served very similar customer bases, our two divisions have limited customers in common. As a result, we reduced the concentration of revenue generated from individual customers as a combined company. For the year ended December 31, 2003, we had one customer that accounted for 11% of our $36.9 million of consolidated revenue. The loss of our largest customers without the addition of comparable new customers or sufficient growth from our existing customers could have an impact on our ability to sustain our revenue growth. One of our larger customers, which accounted for 6% of our total consolidated revenue in 2003, has notified us that it will not renew its guaranteed minimum contract with us when it expires in April 2004. As this customer has been steadily decreasing as a percentage of our total revenue over the last couple of years, we believe that we will be able to sustain our revenue growth in 2004 based on the addition of new customers and the expected growth from our other existing customers.

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

Enrollment

        Our Enrollment division employs an experienced direct sales force, which is compensated for driving both organic and new sales growth. We have incentive compensation plans for our sales executives which include a base salary plus commission on gross sales of direct mail, interactive, research, training, and retention services and on net sales of media placement. We also reward account executives with an incremental commission for the first 90 days of new business revenue in an effort to motivate salespeople to generate new sales opportunities. We had 17 employees in Datamark's sales and marketing groups at December 31, 2003.

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

        The Enrollment division is pursuing several growth initiatives to leverage its core competencies, business model, and customer base. The Company's near-term growth areas include further penetrating its core market and broadening its services offerings. We are actively working with our large customers to integrate additional service offerings to support enrollment and retention objectives. Historically, Datamark's customers have purchased marketing services primarily to drive on-campus enrollments, however demand for marketing solutions for online programs is growing quickly and we anticipate it becoming a source of our growth. We believe that there is significant growth potential from our existing customer base because of the favorable growth trends projected for the proprietary sector, the trend towards outsourcing specialized marketing services as the sector matures, increased market share by leveraging our current leadership position in the industry, cross-selling integrated solutions, many of which are in the early stages of market introduction, and penetration into new markets such as continuing education and community colleges.

        We primarily market our Enrollment division solutions through the sales efforts of our account executives. However, we also participate in industry trade shows, sponsorships, e-mail campaigns, and newsletters. We also rely on our Datamark website and place advertisements in major trade magazines.

Combined

        As previously mentioned, our eLearning and Enrollment divisions serve very similar customers, but have very few customers in common. As a result, our growth strategy includes putting in place a process that identifies select prospects from each division's customer base that the other division could serve. In addition, our Enrollment division has developed an online component to its traditionally on-campus marketing efforts and is in the process of selling several large marketing solutions for online programs.

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

        The Company's eLearning product development activities are conducted in Denver, Colorado. As of December 31, 2003, there were 57 employees on the Company's eLearning product development staff. Although we have primarily developed products internally, in January 2004, we decided, based on timing and cost considerations, to supplement our development efforts by committing resources to offshore development in Sri Lanka. eCollege entered into an agreement with a third party vendor to provide supplemental software development for our non-critical development projects. We have the option to hire the third party's staff and establish our own facility in Sri Lanka. Total expenditures for research and development were $5.7 million in 2003 and 2002 and $4.8 million in 2001. We anticipate that we will continue to have significant research and development expenditures in the future to provide a continual flow of innovative, high-quality products and services to maintain and enhance our competitive position.

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

  •
  the ability to provide high quality online learning, meeting the needs of colleges, universities, K-12 schools, as well as students;

  •
  reliability, with up-time and degradation free usage being the significant measures;

  •
  scaleability, security and system performance;

  •
  adaptability and the ability to integrate other technology-based products;

  •
  the ability to offer a full complement of products, services, and hosting capabilities as a single-source provider;

  •
  vendor financial viability and company reputation;

  •
  competitive pricing; and

  •
  the quality of implementation and ongoing support teams.

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

Enrollment

        The primary source of competition for our Enrollment division comes from large educational institutions that perform a significant portion of their marketing function in-house or from local advertising agencies, media companies, and printing services companies who compete for our accounts. There are a few outsourced marketing service providers that we believe are our primary competitors but we believe that few, if any, of these companies offer as comprehensive selection of integrated marketing solutions as we do. We believe that the principal competitive factors in our market include:

  •
  the ability to deliver an industry specific solution;

  •
  the ability to provide a comprehensive solution for student enrollment and retention;

  •
  knowledge of the education industry, including an understanding of the drivers of success;

  •
  the ability to provide high quality marketing products and customer service; and

  •
  delivering a return to customers on their marketing investments.

Seasonality

        Because the majority of our eLearning revenue is derived from the number of students our customers have enrolled in online courses delivered on our CMS, our results of operations are impacted somewhat by the seasonality inherent in the traditional academic calendar. However, in 2003, we continued to see our customers offer more non-traditional course terms (i.e. quarterly, monthly and bi-monthly), which has somewhat mitigated the seasonality of our results. We expect this trend to continue in the future. There is also a certain degree of seasonality in our Enrollment division. The seasonality is primarily driven by our customers' direct mail campaigns, which tend to be weighted toward the second half of the calendar year. Our eLearning operating expenses are relatively fixed in nature and seasonal fluctuations in revenue will result in seasonal fluctuation in our operating results. As a result, sequential quarter-to-quarter financial results are not directly comparable.

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

	High	Low
Year ended December 31, 2002
1st Quarter	$3.44	$2.50
2nd Quarter	$4.50	$3.05
3rd Quarter	$4.80	$2.75
4th Quarter	$3.80	$2.75
Year ended December 31, 2003
1st Quarter	$4.70	$3.45
2nd Quarter	$12.03	$3.88
3rd Quarter	$23.14	$10.80
4th Quarter	$26.71	$15.62

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

Equity Compensation Plans

        The following table summarizes the status of the Company's equity compensation plans as of the end of 2003:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants, and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity Compensation Plans approved by security holders:
1999 Stock Incentive Plan	1,887,738		$4.80	1,517,855
1999 Stock Purchase Plan	N/A		N/A	222,083
Equity Compensation Plans not approved by security holders:	1,005,806	(1)	$3.86	—

Total	2,893,544			1,739,938

(1)
Includes: (i) options to purchase up to 1,000,000 shares of the Company's common stock granted to Blumenstein/Thorne Information Partners I, L.P., an investment fund affiliated with Mr. Thorne (for more information on this grant, please see Item—11 EXECUTIVE COMPENSATION—

  Summary Compensation Table, footnote (1)) and (ii) options to purchase up to 5,806 shares of the Company's common stock granted to Ms. Korshak, for services rendered as a director of the Company from January 1, 2000 through December 31, 2000.

Changes in Securities and Use of Proceeds

        On December 15, 1999, the Company consummated its initial public offering of its common stock. The registration statement relating to the offering (File No. 333-78365) was declared effective on December 14, 1999. The Company registered and sold a total, including the underwriters' overallotment, of 5.5 million shares. The net offering proceeds to the Company were $56.3 million.

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

ITEM 6.    SELECTED FINANCIAL DATA (as restated, see Note 2 to the Consolidated Financial Statements)

        The following table sets forth our summary consolidated financial data, including Datamark's results of operations from October 31, 2003 (acquisition date). You should read this information together with the Consolidated Financial Statements and the Notes to those statements beginning on page 48 of this Annual Report on Form 10-K/A and the information under "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Item 7 of this Annual Report on Form 10-K/A.

Statement of Operations Data:

	Years Ended December 31,
	2003 (As Restated, see Note 2 to the Consolidated Financial Statements)	2003(1) (As Previously Reported)	2002	2001	2000	1999
	(In thousands, except per share data)
Revenue:
Student fees	$24,971	$24,971	$18,058	$13,054	$7,037	$2,300
Direct mail enrollment services	6,277	6,277	—	—	—	—
Other	5,612	5,612	5,634	6,793	5,502	2,351

Total revenue	36,860	36,860	23,692	19,847	12,539	4,651
Cost of revenue	16,183	16,058	11,663	13,840	12,650	10,381

Gross profit (loss)	20,677	20,802	12,029	6,007	(111)	(5,730)
Operating expenses:
Product development	5,723	5,572	5,658	4,810	7,133	2,256
Selling and marketing	5,843	5,792	5,613	7,147	10,587	7,243
General and administrative	7,140	7,093	5,621	6,718	9,435	5,930
Other general and administrative expense(2)	249	249	—	—	2,570	—

Total operating expenses	18,955	18,706	16,892	18,675	29,725	15,429

Income (loss) from operations	1,722	2,096	(4,863)	(12,668)	(29,836)	(21,159)
Other income (expense), net	(1,154)	(1,154)	(58)	331	2,154	351

Income (loss) before cumulative effect of change in accounting principle	568	942	(4,921)	(12,337)	(27,682)	(20,808)
Cumulative effect of change in accounting principle(3)	—	—	—	—	(1,205)	—

Net income (loss)	$568	$942	$(4,921)	$(12,337)	$(28,887)	$(20,808)

Net income (loss) applicable to common stockholders	$568	$942	$(4,921)	$(12,337)	$(28,887)	$(23,225)

Basic and diluted net income (loss) per common share before cumulative effect of change in accounting principle	$0.03	$0.05	$(0.30)	$(0.76)	$(1.76)	$(4.12)
Cumulative effect of change in accounting principle(3)	—	—	—	—	(0.07)	—

Basic and diluted income (loss) per common share	$0.03	$0.05	$(0.30)	$(0.76)	$(1.83)	$(4.12)

Weighted average common shares outstanding—basic	17,758	17,758	16,329	16,219	15,743	5,640

Weighted average common shares outstanding—diluted	19,578	19,397	16,329	16,219	15,743	5,640

(1)
Note on adoption of Statement of Financial Accounting Standards ("SFAS") No. 123" Accounting for Stock-Based Compensation": The Company adopted SFAS No. 123 effective January 1, 2003 for its 2003 financial statements, using the prospective method as described in SFAS No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of SFAS 123." The Company's use of the prospective method of adoption means that the fair value for stock-based compensation required by SFAS No. 123 was applied only to stock-based compensation awards granted, modified, or settled in 2003.

  Accordingly, 2003 results are not directly comparable to prior years' results in this regard.

  As a result, the Company recorded approximately $1.0 million of total stock-based compensation expense in 2003, including approximately $677,000 directly related to using the fair value accounting of SFAS No. 123 compared to the intrinsic value accounting previously used under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. In accordance with the adoption of SFAS No. 123, the Company's quarterly results of operations for the first nine months of 2003 were restated to reflect the additional expense associated with recording the expense of the stock-based awards. The additional expense recognized in accordance with the adoption of SFAS No. 123 was $30,000, $81,000, and $107,000 for the three months ended March 31, 2003, June 30, 2003, and September 30, 2003, respectively.

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

We have accounted for the implementation of the guidelines of SAB 101 as a change in accounting principle effective January 1, 2000, and therefore have not restated the 1999 or prior years' financial statements. Effective January 1, 2000, we recorded a cumulative adjustment of $1.2 million or $0.07 per share, basic and diluted, for the impact of the change in accounting principle related to prior years' financial statements. Additionally, the impact in 2000 of adopting SAB 101 was to increase net loss, before the cumulative effect of accounting change, by $1.2 million. Excluding the entire impact of the change in accounting principle, basic and diluted net loss per share for 2000 would have been $1.69.

        The following table is a summary of our balance sheet data

Balance Sheet Data:

	December 31,
	2003	2002	2001	2000	1999
	(In thousands)
Cash, cash equivalents and short-term investments	$15,974	$13,633	$16,626	$28,415	$46,308
Working capital	4,437	6,624	8,677	17,648	39,531
Total assets	102,023	22,567	27,240	44,748	53,767
Line of credit	9,365	2,938	2,500	2,000	—
Current portion of debt	1,000	—	—	—	—
Long-term portion of debt	27,585	706	946	1,389	—
Total liabilities	51,590	12,163	12,242	18,461	9,755
Total stockholders' equity	50,433	10,404	14,998	26,287	44,012

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        In August 2004, the Company determined that it was appropriate to restate previously issued financial statements to record adjustments for correction of an error in accounting associated with the

Company's Employee Stock Purchase Plan (the "Purchase Plan"). Effective January 1, 2003, the Company adopted a fair value-based method for accounting for employee stock-based compensation arrangements as prescribed by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" and related interpretations. Upon reviewing the application of FASB Technical Bulletin 97-1, which addresses certain accounting matters associated with the application of SFAS No. 123, the Company determined that it should have recorded non-cash compensation expenses for the fourth quarter of 2003 ($374,000) in addition to amounts previously reported. The additional compensation expenses reflect application of Technical Bulletin 97-1 with respect to the "look back" provisions of the Purchase Plan. This filing reflects the restatement of the Consolidated Financial Statements for the year ended December 31, 2003 but has not otherwise been amended or updated to reflect events occurring after the initial filing, or to modify or update those disclosures affected by subsequent events. Except as updated to reflect the restatement, the discussion below, including without limitation any forward looking information contained therein, speaks only as of the initial filing date of March 15, 2004. We recommend that you read the discussion below in conjunction with all other periodic and current reports of the Company filed under the Securities Exchange Act of 1934 (the "Exchange Act") after the filing of the original Form 10-K, including, without limitation, the information described in Note (2) to the Consolidated Financial Statements included in Item 8 of this Report and the information contained in the Company's Quarterly Reports on Form 10-Q/A for the quarters ended March 31, 2004 and June 30, 2004, as filed on the date hereof.

        The following discussion and analysis should be read in conjunction with the "Selected Financial Data" and our Consolidated Financial Statements and Notes thereto appearing elsewhere in this Annual Report on Form 10-K/A.

        You can download and read our Annual Report on Form 10-K/A free of charge on the Internet by going to the Investor Relations section of our corporate website at www.eCollege.com and clicking on the "Annual Report" link. You can also obtain access to our other SEC filings from the Investor Relations section via a hyperlink to a third-party SEC Filings website as soon as reasonably practicable after those reports are electronically filed with or furnished to the SEC. However, our corporate website should not be considered a part of this filing.

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

        With the acquisition of Datamark, we also expect that enrollment marketing services will generate a greater percent of our total revenue. Because we only include the revenue earned by Datamark since October 31, 2003 (acquisition date) in our consolidated statements of operations, enrollment marketing related revenue only represented 21% of our total revenue in 2003, while we expect it to represent approximately 60% of total revenue in 2004. On a pro forma basis, assuming we had included Datamark's revenue of $43.3 million for the entire year of 2003, instead of the $7.7 million actually included for the two months after acquisition, enrollment marketing revenue would have represented approximately 60% of this pro forma revenue in 2003 as well.

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

        Our acquisition of Datamark has affected the comparability of our results as well as the complexity of our financial statements. As a result, in order to understand and compare our business, management reviews operating results before interest income and expense and non-cash charges primarily related to depreciation, amortization of intangible assets and capitalized software, and stock-based compensation. Our primary lenders have also identified this measurement as a key indicator of our performance within our bank debt covenants. For the year ended December 31, 2003, we incurred depreciation expense of $2.0 million, amortization of intangible assets resulting from the Datamark acquisition of $249,000, amortization of capitalized software costs of $1.3 million, stock based compensation of $1.0 million, and interest expense (net of interest income) of $1.2 million. Since the Datamark acquisition occurred on October 31, 2003, at which point we entered into our current debt agreements, all of the amortization of intangible assets and the majority of our interest expense for 2003 was incurred in the final two months of the year. Accordingly, we expect that these expenses will be significantly higher in 2004 when we will incur twelve months of these expenses.

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

Enrollment Division Overview

        Datamark is an outsource provider of integrated enrollment marketing services to the proprietary post-secondary school market. We offer comprehensive solutions to increase student enrollment leads, conversion rates, and retention rates of our customers and therefore the customers' corresponding revenue. We provide full-service research and direct-marketing for colleges and proprietary schools, offering comprehensive marketing solutions that include direct mail, online, television, and other media solutions. We also offer lead conversion systems and training to enhance the performance of a school's admissions staff, as well as post-lead communication campaigns to increase the number of leads that actually convert into enrollments. Our retention marketing products and services include a suite of tools for identifying "at risk" students, communication plans to help those students stay in school and monitoring and response plans to keep track of students as they progress through the program.

        Datamark's lead generation services, consisting primarily of targeted direct-response marketing using mail and Internet-based solutions as well as media placement services, generates most of the division's revenue. Datamark's focus historically has been on increasing student enrollments at its customers' on-campus locations, however its marketing solutions are also applicable for customers' online programs and our eLearning customers have indicated a desire for eCollege to provide student acquisition and retention services. The new Enrollment division represented $7.7 million of our consolidated revenue in 2003, primarily from the direct mail marketing services completed in November and December which accounted for $6.3 million. Our 2003 consolidated revenue also includes $1.4 million of other revenue from our Enrollment division, including $790,000 from interactive (or Internet-based) marketing services and $448,000 from media placement activities.

Objectives and Strategy

        Our objectives are to continue to expand our presence within our target market of for-profit higher education companies and proprietary post-secondary schools, colleges, universities, and K-12 schools in the United States and Canada by being a supplier of a broad array of value added information services aimed at the student life cycle.

        We have been very focused on achieving profitability with the cash proceeds we generated from our initial public offering in December 1999. We achieved that goal by pursuing a niche strategy, focused on being an outsource provider of the technology and services that educational institutions need to fuel the growth of large, online, distance degree programs. Many of those institutions are in the for-profit post-secondary market or among more entrepreneurially- inclined not-for-profit schools.

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

Critical Accounting Policies

        Revenue recognition, accounting for stock-based compensation, accounting for the issuance of debt obligations, valuation of goodwill and identifiable intangible assets, software development costs, and income taxes are all critical accounting policies for our Company. These policies have been discussed with, and are evaluated by, our Board of Directors' audit committee and independent auditors and are substantially consistent with the policies in effect during 2002. A change in one of our accounting policies that occurred during 2003 was the adoption of SFAS No. 123, "Accounting for Stock-Based Compensation" using the prospective method for the year ended December 31, 2003 but effective January 1, 2003. In addition, due to the goodwill and identifiable intangible assets recorded and the debt we issued in conjunction with the Datamark acquisition, we have determined that accounting for "goodwill and other intangible assets" and "debt obligations" are critical accounting policies. Each of the policies is discussed in detail in the following section of "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K/A.

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

        Interactive media arrangements usually last from three months to one year in length. Our pricing is based on a fee-per-lead generated model, with an initial up front payment due at the time the customer's agreement is signed and then the customer is invoiced monthly thereafter based on the number of leads generated. Payments received are recorded as customer advances (liability) until the leads are generated at which point the revenue is recognized.

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

Stock-Based Compensation

        Stock-based compensation is a critical accounting policy for our Company due primarily to the significant judgment required when estimating the fair value of the stock-based compensation awards, including the selection of a valuation method (e.g. Black-Scholes) and the underlying assumptions within such valuation (e.g. estimated lives outstanding and volatility of the awards). Currently, generally accepted accounting principles provide two methods for accounting for employee stock option plans and other employee stock-based compensation arrangements. Companies may recognize stock-based compensation expense under the intrinsic value-based method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations, or under a fair value-based method prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation" and related interpretations. Prior to January 1, 2003, we accounted for stock options granted to employees and directors and other stock-based employee compensation plans using the intrinsic value method of accounting in accordance with APB No. 25 and related interpretations. Under APB No. 25, we generally did not record any stock-based compensation expense for options granted to employees, provided the options had an exercise price equal to or above the market price of our common stock and the ultimate number of shares to be issued upon exercise were fixed on the day the option was granted. As such, we recognized compensation expense for stock options only if the quoted market value of the Company's common stock exceeded the exercise price of the option on the grant date.

        During the fourth quarter of 2003, we adopted SFAS No. 123 effective January 1, 2003 for our employee stock option plans and other employee stock-based compensation arrangements using the prospective method under SFAS No. 148. This method applies the provisions of SFAS No. 123 to all employee stock awards granted, modified, or settled after January 1, 2003, and accordingly, we recognized compensation expense for such awards made under our stock-based employee compensation plans. The fair values of restricted share rights were determined using the closing price of our common stock on the date of grant, while stock options and stock purchase awards were estimated at the date of grant using the Black-Scholes option-pricing model. These types of awards' estimated fair values are being amortized over the vesting period of the applicable award, generally 3 years.

        As a result, the Company recorded $1.0 million of total stock-based compensation expense in 2003, including approximately $677,000 of additional expense directly related to the adoption of SFAS No. 123 when compared to what would have been recorded under APB No. 25. In accordance with the adoption of SFAS No. 123, the Company's quarterly results of operations for the first nine months of 2003 were restated to reflect the additional expense associated with stock-based awards. The additional expense recognized in accordance with the adoption of SFAS No. 123 was $30,000, $81,000, and $107,000 for the three months ended March 31, 2003, June 30, 2003, and September 30, 2003, respectively. For stock awards granted prior to January 1, 2003, compensation expense has not been recognized under SFAS No. 123, in accordance with the prospective method of adoption allowed for under SFAS No. 148. The Company's use of the prospective method of adoption means that the fair value for stock-based compensation required by SFAS No. 123 was applied only to stock-based compensation awards granted, modified, or settled in 2003. Accordingly, 2003 results are not directly comparable to prior years' results in this regard. However, as required by SFAS No. 123, we do present pro forma disclosures of our net income (loss) using the fair value-based accounting model for awards granted prior to January 1, 2003, as shown in Note 2 to the Consolidated Financial Statements of this Annual Report.

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

        In accordance with generally accepted accounting principles, the Company was required to estimate the fair value of the Senior Subordinated Notes and the Seller Notes. The fair value of the Senior Subordinated Notes was $16.7 million at December 31, 2003. The fair value of the Senior Subordinated Notes reflects the estimated fair value of the warrants issued in connection with this debt (see further discussion of warrants in Note 5 to the Consolidated Financial Statements). A significant amount of judgement was involved in management's estimation of the fair value of the warrants (e.g. using the Black-Scholes valuation model, estimated volatility and an expected life of the warrants). The estimated fair value of the warrants at the date of issuance was $3.3 million, and was recorded as a debt discount against the face value of the $20.0 million Senior Subordinated Notes. This discount will be amortized as interest expense over the five-year term of the Senior Subordinated Notes using the interest method. The effective interest rate on this debt is 19%.

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

        The estimated lives of the intangible assets were also determined by the independent third party using the facts known at the time of the acquisition. Customer relationships are amortized over their estimated useful lives of 8 years, and non-compete agreements are being amortized over their estimated useful life of 5 years. The Datamark trade name has been deemed to have an indefinite life and is not subject to amortization expense, but instead is subject to annual impairment tests. In determining that the trade name has an indefinite life, the Company considered the following factors: the ongoing active use of its trade name, the lack of any legal, regulatory, or contractual provisions that may limit the useful life of the trade name, the lack of any substantial costs to maintain the asset, the positive impact on its trade name generated by its other ongoing business activities (including marketing and development of new technology and new products), and its commitment to products branded with its trade name over its corporate history. The Company's acquired trade name has significant market recognition and the Company expects to derive benefits from the use of this asset beyond the foreseeable future. However, should the Company discontinue use of or otherwise determine that its value is diminished, the Company may be required to impair all or a significant portion of this asset.

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

        Our Enrollment division's cost of revenue includes postage costs, raw material costs, including paper and ink, as well as all costs associated with the purchase/license of mailing lists. It also includes direct labor costs and contract production costs. The majority of the division's purchased materials for direct mail are paper, ink, and postage. Both paper and ink are readily available from numerous suppliers at similar prices. Due to overall declines in demand in the paper market, paper prices during the past few years have remained relatively flat.

        Sales commissions are recorded as revenue is recognized. Sales representatives also receive additional commissions for achieving significant goals such as signing large customers and increasing program offerings within current customers. These additional commissions are recorded upon contract signing.

Gross Profit

        As our product mix continues to change and diversify, we expect that the mix of our cost of revenue will change accordingly. We have been able to achieve increases in our revenue without increasing our cost of revenue proportionally. In 2003, our revenue increased and our cost of revenue decreased as a percent of revenue. However, Datamark's gross margins have historically been lower than those of our eLearning division's gross margins. Therefore, while we expect our gross profits to increase in terms of absolute dollars in 2004, we expect to have a gross margin of approximately 48% to 52% for 2004 as compared to the 56% realized in 2003.

Product Development

        Product development includes costs of maintaining, developing, creating, and improving our online solutions and software products. These costs consist primarily of employee compensation and benefits, consulting fees, occupancy, and depreciation expenses. Due to the nature of the Enrollment division's business, we did not incur product development-related costs in 2003 and we do not expect to incur material product development costs in 2004. However, we do expect our development costs to increase in 2004 from the level incurred in 2003, as we continue to develop new products to respond to competitive pressures and the needs of our customers. In January 2004, the Company decided, based on timing and cost considerations, to supplement our development efforts by committing resources to offshore development in Sri Lanka. eCollege entered into an agreement with a third party to provide software development and related support services for non-critical development projects. Product development costs in the future may be reduced by any software development costs which are capitalized in accordance with relevant accounting standards.

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

        Based on our current projections, we expect revenue in 2004 to range from $84.0 million to $87.0 million, an increase of approximately 130% from our 2003 total revenue, which includes only two months of Datamark's results. Of this amount, approximately 60% of revenue is expected to come from the Enrollment division, and approximately 40% of revenue to come from the eLearning division. Revenue is expected to increase each quarter throughout the year.

        We expect our gross profits to increase in terms of absolute dollars, however, we expect our gross margin percentage will decrease as Datamark's gross margins have historically been lower than the margins of our eLearning division. We expect our development costs to increase approximately $1.0 million in 2004 from $5.7 million incurred in 2003 as we continue to develop new products and commit resources to our supplemental offshore development initiative. We anticipate our selling, marketing, and general administration costs will increase by approximately 100% due primarily to the inclusion of Datamark's operations for a full year in 2004.

        Within these cost of revenue and operating expense projections, we have included our expectation of approximately $2.2 million of stock-based compensation expense that will not require any cash settlement on the Company's part. Also included are the anticipated $2.7 million of expenses related to depreciation and amortization of fixed assets and capitalized software costs.

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

Historical Results

        The following discussion compares the historical results of operations for the years ended December 31, 2003, 2002, and 2001. These results include Datamark's results of operations from October 31, 2003, the date on which we acquired all of the outstanding stock of Datamark, Inc. The inclusion of Datamark's results for the two months ended December 31, 2003 cause significant fluctuations in the historical operating results of eCollege in 2003 as compared to 2002 and 2001.

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

        Campus and course fees represented $2.6 million and $4.0 million of total revenue for the years ended December 31, 2003 and 2002, respectively, a decrease of $1.4 million or 35%. We recognized revenue from developing, licensing, and hosting online campuses for 198 different customers during 2003, down from the 217 customers that had online campuses in 2002. We've implemented a strategy to focus and serve customers who either have (or have the potential to have) large online programs, therefore we've seen a decrease in the number of customers from which we've only been earning campus fees. There were 3,834 new eCourses developed on our platform in 2003, 74 of which were individual courses developed by our professionals. This compares to 3,170 and 370, respectively in 2002. However, in 2003 we sold our course development services on an hourly basis more often than on a per-course basis, as was our past practice. Despite this change in how we sell our source development services, we have seen and expect to continue to see more customers self-design and develop online courses, resulting in lower revenue from our course development services. Our course development fees have declined as our customers have continued to use our proprietary tools to develop more courses on our CMS without our assistance. This trend has been exacerbated somewhat by another strategic initiative of ours, which is to offer free course conversion to large distance programs that want to move from competitor platforms to ours. While this has negatively impacted our course development revenue, we believe it has positively impacted the higher-margin student fee revenue due to the resulting availability of more online courses on the eCollege System.

        Other revenue includes eLearning technical and instructional design consulting revenue of $986,000 and $1.1 million for the years ended December 31, 2003 and 2002, respectively. It also includes $1.4 million of other revenue from our Enrollment division, including $790,000 from interactive marketing services and $448,000 from media placement activities.

        We expect to see continued growth in revenue for the eLearning division in 2004, but we expect that a greater percentage of that growth will be driven by the growth in student fee revenue as revenue from other product and service lines remain relatively stable. With the inclusion of our Enrollment division's revenue for the entire year, we expect revenue in 2004 to range from $84.0 million to $87.0 million, an increase of approximately 130% from our 2003 total revenue, which includes only two months of Datamark's results. Of this amount, approximately 60% of revenue is expected to come from the Enrollment division, and approximately 40% of revenue to come from the eLearning division. Revenue is expected to increase each quarter throughout the year.

        Cost of Revenue.    Cost of revenue for the year ended December 31, 2003 increased by 39% to $16.2 million compared to $11.7 million for the year ended December 31, 2002. The newly acquired Enrollment division increased direct mail and other cost of revenue in 2003 by $5.0 million. Student fees, campus and course fees, and other cost of revenue decreased by $456,000 or 4% to $11.2 million for the year ended December 31, 2003. This decrease is mainly attributable to a savings of $849,000 of depreciation expense primarily related to our internal technology cost of sales departments, commission expense of $185,000, and decreased NIST costs of $262,000. Offsetting these savings were increased salaries and related benefits of $350,000 and increased system costs of $125,000. Amortization expense related to our capitalized software costs for both of the years ended December 31, 2003 and 2002 was $1.3 million.

        We expect our eLearning division's cost of revenue, as a dollar amount, to remain relatively stable in 2004 due to operating efficiencies and current excess capacity in our data centers. Our average number of eLearning division personnel in the operations and account management areas decreased to 88 for the year ended December 31, 2003 from 98 in the same period in 2002, as we were able to improve on our operating efficiencies of our course development, help desk, and consulting services. We had 170 employees in our Enrollment division's operations and account management areas at December 31, 2003. With the inclusion of our Enrollment division's cost of revenue for the entire year, we expect to incur an increase of approximately 170% from our 2003 total cost of revenue, which includes only two months of Datamark's results.

        Gross Profit.    We realized gross profit of $20.7 million, resulting in a 72% or $8.7 million increase for the year ended December 31, 2003 compared to the $12.0 million we realized in 2002. The new Enrollment division contributed $2.7 million to our gross profit for 2003, while the eLearning division contributed $18.0 million for the year ended December 31, 2003. The favorable increase of $6.0 million related to the eLearning division was primarily due to the increase in our student fees, which have a relatively higher contribution margin than most of our other revenue sources due to the realization of operating leverage on the generally-fixed nature of our data center expenses.

        Since we expect our eLearning revenue to increase in 2004 while our cost of revenue for the eLearning division is expected to remain consistent with 2003 levels, we expect continued improvement in our gross margin in 2004 for our eLearning division. However, Datamark's gross margins have historically been lower than our eLearning division. Therefore, in 2004 we expect to have a gross margin of approximately 48% to 52% on a consolidated basis.

        Product Development.    Product development expenses remained relatively flat at $5.7 million for both the years ended December 31, 2003 and 2002. The Enrollment division did not incur expenses related to product development during the period of our ownership in 2003. The eLearning division recognized savings in rent, consulting, maintenance, and depreciation expenses of approximately $170,000. Savings related to severance payments made to an executive during 2002 offset increases to salaries and benefits related to additional staff personnel, netting to a savings of $46,000. Offsetting these savings were increases in travel and office expenses of $72,000. Our development staff increased to 57 for the year ended December 31, 2003 from 52 in the same period in 2002. All development personnel in 2003 were in the eLearning division.

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

        Selling and Marketing.    Selling and marketing expenses increased by $230,000 or 4% to $5.8 million for the year ended December 31, 2003. The Enrollment division had $673,000 of selling and marketing expenses recorded during the two months ended December 31, 2003, therefore accounting for the entire increase on a consolidated basis. For the eLearning division, selling and marketing expenses decreased to $5.2 million in 2003. The decrease was partially due to reduced expenses related to conferences, advertising, and promotion costs of $370,000, which were somewhat offset by increased collateral costs of $82,000, as we focused on more activities directed at key decision makers within our target markets.

        Our eLearning division marketing personnel costs remained consistent as we were staffed with an average of 8 marketing-related employees during both of the years ended December 31, 2003 and 2002. We had decreases in rent and depreciation expense associated with our sales and marketing groups of $179,000 from the same period last year. Our eLearning division sales staff decreased to an average of 25 employees in 2003 from 27 in 2002. At December 31, 2003, the Enrollment division had 17 employees related to sales and marketing activities. With the addition of the Enrollment division, we expect a significant increase in total selling and marketing expenses in 2004 as we continue to serve both divisions' existing customers as well as attempt to grow our customer base.

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

        We record stock-based compensation in connection with the grant of stock options, stock awards under our Employee Stock Purchase Plan and restricted share rights to employees, officers, and directors in accordance with our stock-based compensation accounting policy. The deferred charge is being amortized over the relevant vesting periods of such options or restricted share rights, which range from 1 to 5 years. We recorded $1.0 million of stock-based compensation in the year ended

December 31, 2003, of which approximately $677,000 was directly related to our adoption of SFAS No, 123 using the prospective method. Since we had previously accounted for our employee stock-based awards in accordance with APB No. 25, only $153,000 of stock-based compensation was recorded in the year ended December 31, 2002. A portion of such compensation expense was allocated to cost of revenue, selling and marketing expense, and product development expense, as appropriate, based on the recipients of the awards, however the majority of the stock-based compensation expense relates to our executive team and was therefore included in general and administrative expense.

        We anticipate that our total general and administrative expenses will increase in 2004 primarily for the following items:

  •
  $3.5 million to $4.3 million due to the addition of the Enrollment division's executive and administrative staff and costs;

  •
  $1.0 million of stock-based compensation related to restricted share rights granted to the Datamark management team at the time of the acquisition;

  •
  $500,000 for the establishment of a corporate office in Chicago, including hiring a new Chief Financial Officer and additional office expenses such as rent; and

  •
  $400,000 for other general corporate expenses and initiatives, such as Sarbanes-Oxley compliance.

        Amortization of Intangible Assets.    Our amortization of intangible assets of $249,000 consists entirely of the amortization of our identified intangible assets which we recorded in connection with the Datamark acquisition. Specifically, customer relationships with an estimated value of $8.1 million are being amortized over their estimated useful lives of 8 years, and non-compete agreements valued at $2.4 million are being amortized over their estimated useful life of 5 years. Amortization expense related to those assets is expected to be approximately $1.5 million in 2004.

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

        Net income.    Our net income increased to $568,000 or $0.03 per basic and diluted share for the year ended December 31, 2003 from a net loss of $4.9 million or $0.30 per basic and diluted share in 2002. We expect to have net income in the range of $4.4 million to $6.4 million, or $0.20 to $0.29 per diluted share, for the year ended December 31, 2004.

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

Historical Results

        The historical results and discussions below include the historical results of each of eCollege's segments in fiscal 2003, 2002, and 2001, including Datamark's results of operations from October 31, 2003 (the acquisition date).

eLearning Division—Historical Results

	Year Ended December 31,
	2003 (As Restated, see Note 2 to the Consolidated Financial Statements)	2003 (As Previously Reported)	2002	2001
	(in thousands, except percentage)
Net revenue	$29,135	$29,135	$23,692	$19,847
Income (loss) from operations	$539	$913	$(4,863)	$(12,668)
Income (loss) from operations as a percentage of net revenue	2%	3%	(21)%	(64)%

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

        Income (loss) from operations increased by $13.2 million between 2001 and 2003. The favorable increase was primarily due to the increase in our student fees, which have a relatively higher contribution margin than most of our other revenue sources through the realization of operating leverage on the generally-fixed nature of our data center expenses, and improved utilization of our professional services and consulting staff as we continue to improve the technology and business processes used to develop campuses and courses for our customers. In addition, as we continue to become more efficient in designing and developing the enhanced features for our course management system and other product offerings, our development expenses have not grown in direct proportion to sales.

Enrollment Division—Historical Results

	Year Ended December 31,
	2003	2002	2001
	(in thousands, except percentage)
Net revenue	$7,725	$—	$—
Income (loss) from operations	$1,432	$—	$—
Income (loss) from operations as a percentage of net revenue	19%	—%	—%

        As Datamark was acquired on October 31, 2003, the preceding results only show activity for the last two months of 2003. During the ten months ended October 31, 2003 (prior to our acquisition of Datamark), Datamark's revenue was $35.6 million and income from operations was $3.8 million. Therefore, on a pro forma basis for the entire year, Datamark's revenue was $43.3 million and income from operations was $5.4 million.

        For a more detailed explanation of revenue components and operating results of the Enrollment division, please see the the information under the "Historical Results" section of the "Results of Operations and Future Outlook" category of the "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained earlier in this Item 7.

Liquidity and Capital Resources

        The Company's cash and cash equivalents increased by $2.3 million from $13.6 million at December 31, 2002, to $16.0 million at December 31, 2003. Balances at December 31, 2003 and 2002 reflect cash from draws on our line of credit of $9.4 million and $2.9 million, respectively. Such draws were made to demonstrate the availability of the funds and were repaid in January of 2004 and 2003, respectively. The increase in total cash and cash equivalents from December 31, 2002 was primarily due to cash provided by financing activities of $58.3 million and cash provided by operating activities of $2.8 million, offset by net cash used in investing activities of $58.8 million. Included in cash provided by financing activities for the year ended December 31, 2003 was $30.5 million received in a private placement of 2.9 million shares of common stock, reduced by $1.7 million total issuance costs associated with the private placement. Included in the cash provided by operations for the year ended December 31, 2003 were adjustments to net income of $2.0 million for depreciation and $1.5 million for amortization expense of capitalized software and intangible assets. Through December 31, 2003 we also used $57.6 million of cash to purchase Datamark, including third party costs related to the acquisition, and have used $1.2 million to purchase computer software and equipment.

        Under the terms of the stock purchase agreement for the Datamark acquisition, the purchase price was to be adjusted based upon Datamark's working capital at the date of completion of the transaction. eCollege and the former Datamark stockholders agreed that $1.0 million of the cash consideration paid by eCollege would be put into a working capital escrow until the final purchase price was determined. As a result, the Company currently has recorded $1.2 million as due from former Datamark stockholders on the consolidated balance sheet, of which $1.0 million of cash is in escrow and $208,000 is owed from the former Datamark stockholders. However, the purchase price adjustment is being disputed by the selling stockholders, who have not yet agreed to this amount. The stock purchase agreement provides for certain indemnification of eCollege by the selling stockholders, severally and not jointly. To satisfy, in part, these indemnification obligations, $5.0 million of the purchase price was placed in escrow and eCollege has the right to offset up to an additional $5.0 million owed under the Seller Notes for indemnified claims. However, the former stockholders of Datamark are only liable to eCollege for indemnification under the terms of the sale of Datamark if and only to the extent that the aggregate indemnifiable damages incurred by eCollege exceed the sum of $500,000. This limitation on indemnification does not apply to certain breaches of the representations of the selling stockholders under the stock purchase agreement, including indemnification for damages incurred by eCollege associated with any unpaid or unrecorded liabilities for taxes related to periods prior to October 31, 2003.

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

Borrowings

        In October 2003, the Company entered into an agreement with a bank to obtain a $10.0 million revolving line of credit, (the "Revolver") that will mature on October 31, 2005, and which replaced the previous revolving line of credit. The interest rate on the Revolver is equal to the bank's prime rate, which was 4.00% at December 31, 2003, plus 1.25%, but at no time will be less than 5.25%. The Revolver contains certain financial covenants and is secured by all of the Company's assets. In December 2003, the Company drew $9.4 million from the Revolver. The entire amount was subsequently repaid in January 2004. We were in compliance with all financial covenants as of December 31, 2003. The Company previously had a $3.8 million revolving line of credit that was due to mature on April 10, 2004. The interest rate on the revolving line of credit was adjustable and was equal to the bank's prime rate plus 1.25%. In December 2002, the Company drew $2.9 million from its revolving line of credit. The entire $2.9 million draw was subsequently repaid in January 2003. The Company drew and repaid a total of $6.1 million from its revolving line of credit at different points throughout the year ending December 31, 2003.

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

        As previously discussed, in October 2003, the Company issued $20.0 million in Senior Subordinated Notes to a lender. The Senior Subordinated Notes have principal payments due in $5.0 million quarterly increments beginning on December 31, 2007, with interest payments due quarterly beginning on December 31, 2003, at a rate of 12.5% per annum. The Senior Subordinated Notes are secured by all of the Company's assets. In connection with the issuance of the Senior Subordinated Notes, the Company issued warrants to the lender to purchase 200,000 shares of common stock at a price of $13.00 per share. However, if at the time of exercise of all or any portion of the warrants, the fair market value of the Company's common stock is less than $13.00 per share for the thirty trading days immediately preceding the date of such exercise, then the exercise price shall be automatically adjusted such that the exercise price will be equal to $10.00 per share with respect to such exercise. The warrants expire on October 31, 2008.

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

Contractual Obligations

        The impact that our contractual obligations as of December 31, 2003 are expected to have on our liquidity and cash flow in future periods is as follows (in thousands):

	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Long term debt including current portion(1)	$34,917	$1,000	$1,917	$32,000	$—
Line of credit(2)	9,365	9,365	—	—	—
Operating lease obligations(3)	6,295	1,788	3,103	1,404	—

Total	$50,577	$12,153	$5,020	$33,404	$—

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

RISK FACTORS

        This section identifies certain risks that we face. If we are unable to appropriately address these and other circumstances that could have a negative effect on our business our business may suffer. Negative events are likely to decrease our revenues, increase our costs, make our financial results worse, and decrease our financial strength, and may cause our stock price to decline. In management's current assessments the most significant risks that could affect our business include the following:

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

        Revenue from a small number of customers has comprised a substantial portion of the Enrollment division's revenue and is expected to represent a substantial portion of its revenue in the foreseeable future. Datamark's largest 30 customers accounted for approximately 87% of total revenue for the year ended December 31, 2003. Any cancellation, deferral, or significant reduction in work performed for these principal customers, or failure to collect accounts receivable from these principal customers, could have a material adverse effect on the business, financial condition, and results of operations of Datamark and the combined companies.

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

  •
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

  •
  Changes in market valuations of other online service companies or our customers;

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

  •
  Integration of the two companies' information and software systems and other operations;

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

Our Operating Results May Fluctuate Significantly and May Be Below the Expectations of Analysts and Investors.

        The sales cycle for our products and services varies widely and it may be difficult for us to predict the timing of particular sales, the rate at which online campuses, courses, and/or course supplements will be implemented, the number of students who will enroll in the online courses, or the rate of which new or future customers will utilize our enrollment growth services. Because a significant portion of our eLearning division's costs are fixed and are based on anticipated revenue levels, small variations in the timing of revenue recognition could cause significant variations in operating results from quarter-to-quarter. Since we may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall, any significant decrease in revenue would likely have an immediate material adverse effect on our business and financial results. Additionally, our operating expenses may fluctuate due to changes in accounting standards and/or our elected accounting policies. Further, any such variations could cause our operating results to fall below the expectations of securities analysts and investors. In such an event, the trading price of our stock would likely fall and investors might sue the Company, causing increased litigation expenses and, possibly, the payment of large damages or settlement fees.

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

Selected Quarterly Information (Unaudited)

        In view of the rapidly evolving nature of our business and our limited operating history, we believe that our revenue and other operating results should not be relied upon as indications of future performance. The following summarizes selected quarterly information with respect to the Company's operations for the last eight fiscal quarters, which include Datamark's results of operations from October 31, 2003 (the acquisition date).

	2003 Quarter Ended					2002 Quarter Ended
	Dec. 31 (As Restated, see Note 2 to the Consolidated Financial Statements)	Dec. 31 (As Previously Reported)	Sept. 30	June 30	Mar. 31	Dec. 31	Sept. 30	June 30	Mar. 31
	(In thousands, except per share data)
Student fees	$6,606	$6,606	$6,456	$6,224	$5,685	$4,842	$4,579	$4,483	$4,154
Direct mail	6,277	6,277	—	—	—	—	—	—	—
Campus, course and other revenue	2,354	2,354	1,145	1,099	1,014	1,410	1,500	1,273	1,451

Total revenue	15,237	15,237	7,601	7,323	6,699	6,252	6,079	5,756	5,605
Cost of revenue	7,787	7,662	2,688	2,783	2,925	3,080	2,601	2,883	3,099
Gross profit	7,450	7,575	4,913	4,540	3,774	3,172	3,478	2,873	2,506
Operating expenses:
Product development	1,451	1,300	1,424	1,463	1,385	1,382	1,535	1,386	1,355
Selling and marketing	1,974	1,923	1,268	1,335	1,266	1,237	1,333	1,503	1,540
General and administrative	2,600	2,553	1,556	1,454	1,530	1,180	1,486	1,519	1,436
Other general and administrative	249	249	—	—	—	—	—	—	—

Total operating expenses	6,274	6,025	4,248	4,252	4,181	3,799	4,354	4,408	4,331

Operating income (loss)	1,176	1,550	665	288	(407)	(627)	(876)	(1,535)	(1,825)
Interest and other income (loss), net	(1,118)	(1,118)	6	(13)	(29)	(15)	(20)	(20)	(3)

Net income (loss)	$58	$432	$671	$275	$(436)	$(642)	$(896)	$(1,555)	$(1,828)

Basic net income (loss) per share	$0.00	$0.02	$0.04	$0.02	$(0.03)	$(0.04)	$(0.05)	$(0.10)	$(0.11)

Diluted net income (loss) per share	$0.00	$0.02	$0.03	$0.02	$(0.03)	$(0.04)	$(0.05)	$(0.10)	$(0.11)

        As previously discussed, the Company adopted SFAS No. 123 effective January 1, 2003, using the prospective method. As a result, the Company recorded an additional stock-based compensation expense of approximately $677,000 directly related to using the fair value accounting of SFAS No. 123 compared to the intrinsic value accounting previously used. Furthermore, the Company's quarterly results of operations for the first nine months of 2003 above were restated to reflect the additional expense associated with stock-based awards. The additional expense recognized for SFAS No. 123 was $30,000, $81,000, and $107,000 for the three months ended March 31, 2003, June 30, 2003, and

September 30, 2003, respectively. The following table reconciles the data above to amounts previously reported on the Form 10-Q filed for the first three quarters of the year ended December 31, 2003:

	2003 Quarter Ended
	Sept. 30	June 30	March 30
	(in thousands)
Net revenue	$7,601	$7,323	$6,699
Cost of revenue previously reported on Form 10-Q	2,658	2,762	2,921
Effect of change in accounting principle	30	21	4

Cost of revenue	2,688	2,783	2,925

Gross profit	4,913	4,540	3,774
Total operating expenses previously reported on Form 10-Q	4,171	4,192	4,155
Effect of a change in accounting principle	77	60	26

Total operating expense	4,248	4,252	4,181

Operating income (loss)	665	288	(407)
Interest and other income	6	(13)	(29)

Net income (loss)	$671	$275	$(436)

Net income (loss) previously reported on Form 10-Q	$778	$356	$(406)

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

        A hypothetical ten percent change in market interest rates over the next year would not have a material effect on the fair value of the Company's debt instruments or our cash equivalents nor would it materially impact the earnings or cash flow associated with our cash investments. See Note 2 to the Consolidated Financial Statements for further information on the fair value of the Company's financial instruments. Although our revolving line of credit bears interest at an adjustable rate of prime plus 1.25%, a hypothetical ten percent change in the market rates as of December 31, 2003 would not have a material effect on our earnings and cash flows in 2003, as the entire $9.4 million of borrowings outstanding at December 31, 2003, were repaid in January 2004. We anticipate drawing on our line of credit only for short-term working capital needs during 2004.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The Company's Consolidated Financial Statements and Notes to Consolidated Financial Statements as of December 31, 2003 and 2002 and for each of the years ended December 31, 2003, 2002, and 2001, together with the applicable Independent Auditors' Report and Report of Independent Public Accountants are included in Part IV of this Annual Report on Form 10-K/A as indicated on the Index to Financial Statements and Schedules on page 44.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

        None.

ITEM 9A.    CONTROLS AND PROCEDURES (restated)

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

        The Company carried out an evaluation, under the supervision and with the participation of the Company's Disclosure Committee and the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of the end of the period covered by this report. The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis. For the reasons described in the following paragraph, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are ineffective in alerting them in a timely fashion to material information relating to the Company required to be included in the reports that the Company files under the Exchange Act.

        As discussed in the Restatements section of Note (2) to the Consolidated Financial Statements, we identified an error in the accounting for the Company's Employee Stock Purchase Plan prior to the issuance of the June 30, 2004 interim financial statements. As a result, we concluded that, as of December 31, 2003, there was a material weakness in our internal controls over financial reporting relating to the adoption and implementation of new accounting pronouncements relevant to the Company's financial statements. The accounting error was discovered by the Controller of the

Company's eLearning division, who immediately informed senior management. Upon becoming aware of these issues, management informed the members of the Company's Disclosure and Audit Committees and identified correcting accounting entries. The Company is in the process of taking the following steps to improve its internal control over financial reporting:

  •
  Carrying out additional training of accounting personnel as it relates to the adoption and implementation of new accounting pronouncements,

  •
  Adding accounting staff to the corporate headquarters in Chicago, Illinois, including an individual in the newly created position of Director of Corporate Accounting, and

  •
  Implementing additional regularly scheduled meetings with the Company's external auditors to discuss the impact of recent accounting pronouncements on the Company's reported financial results.

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

        Arthur E. Benjamin has served as the Company's Executive Vice President since October 31, 2003. Mr. Benjamin has also served as the Chairman and Chief Executive Officer of Datamark since June 2000. Prior to this time he served as the President of the Datamark division of Focus Direct, Inc. since 1998. Mr. Benjamin serves on the board of directors of several non-profit organizations, including the American Heart Association (Utah division), Pasadena Pops Symphony, Women Beyond Cancer, and The Living Planet Aquarium. Mr. Benjamin holds a Bachelor of Arts degree from Clark University.

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

        Christopher E. Girgenti has served as a member of our Board of Directors since June 1997 and currently serves as chairman of our audit committee, and is a member of our compensation committee. Mr. Girgenti has been Senior Managing Director of New World Equities, Inc. since November 1996 and Managing Director of New World Venture Advisors, LLC since January 1998. From April 1994 through October 1996, Mr. Girgenti served as Vice President and was co-head of the technology investment banking group of The Chicago Corporation (now ABN AMRO, Inc.). He has held various corporate finance positions with Kemper Securities, Inc. and KPMG Peat Marwick. Mr. Girgenti is a Chartered Financial Analyst. Mr. Girgenti presently serves on the advisory board of Illinois Technology

Enterprise Corporation—Evanston and also serves on the boards of directors of Tavve Software Company, Sportvision, Inc., and Katalyst, LLC.

        Jeri L. Korshak has served as a member of our Board of Directors since February 1999, and is currently a member of our audit committee and compensation committee. Ms. Korshak has over twenty years of experience in marketing and business development. Ms. Korshak served as Senior Vice President of Marketing and Business Development for AuraServ Communications from June 2000 to March 2001 and Vice President of Strategy for MediaOne Group from June 1998 to June 2000. Ms. Korshak was Vice President and General Manager of US WEST Dex—Mountain Region from September 1995 to May 1998, and Vice President and General Manager of Interactive Television of US WEST Multimedia from November 1994 to September 1995. In these and other positions, Ms. Korshak has been involved in developing and introducing interactive services.

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

Audit Committee

        The members of the Company's Audit Committee of the Board of Directors are Mr. Chris Girgenti (chairman), Mr. Robert Mundheim, and Ms. Jeri Korshak, all of whom are independent under the Nasdaq rules. The Board has determined that Chris Girgenti is the audit committee financial expert.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the SEC and the Nasdaq National Market reports of ownership of Company securities and changes in reported ownership. Officers, directors and greater than ten percent shareholders are required by SEC rules to furnish the Company with copies of all Section 16(a) reports they file.

        Based solely on a review of the reports furnished to the Company, or written representations from reporting persons that all reportable transactions were reported, the Company believes that during the fiscal year ended December 31, 2003, the Company's officers, directors and greater than ten percent owners timely filed all reports they were required to file under Section 16(a); except that five reports were filed late as described below. Each of Messrs. Mundheim and Girgenti, and Ms. Korshak was entitled to receive automatic option grants for their service on the Company's Audit and Compensation committees, as discussed below in Item 11, under the heading "Director Compensation." The Company did not process these option grants until March 6, 2003, at which time Messrs. Mundheim and Girgenti, and Ms. Korshak received the documentation of their grants, and each filed a Form 4 reporting the grants. Effective upon the closing of the Datamark acquisition, Messrs. Benjamin and Dearden received share right awards in the amount of 75,000 and 50,000 share rights, respectively. The Company processed these share right awards on February 6, 2004, and they were thereafter delivered to Messrs. Benjamin and Dearden, at which time they each filed a Form 4 reporting the awards.

Code of Ethics

        We have adopted a Code of Ethics which is applicable to all of our employees and directors. We have posted the Code of Ethics, titled, "Code of Business Conduct and Ethics" on our website, at www.ecollege.com and any waivers of the code of ethics will be disclosed on our website.

ITEM 11.    EXECUTIVE COMPENSATION

Summary Compensation Table

		Annual Compensation									Long Term Compensation
Name and Principal Position	Year	Salary			Bonus			Other			Restricted Stock Awards $			Securities Underlying Options/SARs
Oakleigh Thorne Chief Executive Officer	2003 2002 2001		$350,000	(2) (1)		$295,560	(3)	$ $ $	28,924 32,258 12,941	(4) (4) (4)		$402,289	(3)	211,011	(2)
Douglas H. Kelsall President, Chief Operating Officer, Chief Financial Officer, Secretary and Treasurer	2003 2002 2001	$ $ $	250,000 199,167 185,000		$ $	174,671 75,850	(6)				$ $	232,389 142,500	(6) (5)	30,000 25,000
Robert S. Haimes Senior Vice President of Strategy	2003 2002 2001	$ $ $	187,200 185,100 180,000		$ $	82,219 55,411	(7)					$71,855	(7)	7,500 16,000
Arthur Benjamin Executive Vice President of eCollege and Chairman & CEO of Enrollment division	2003 2002 2001		$37,653	(8)		$55,590			$402,840	(9)		$1,626,750	(8)
Thomas Dearden President & COO of Enrollment division	2003 2000 2001		$27,500	(10)		$32,981			$246,180	(9)		$1,084,500	(10)

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

(3)
Pursuant to his employment agreement for 2003, on August 13, 2003 Mr. Thorne was granted a Share Rights Award of 24,129 shares of the Company's common stock under the Company's 1999 Stock Incentive Plan in consideration for his services to the Company. One third of the shares vest on July 1, 2004 and the balance will vest in 8 successive equal quarterly installments beginning October 2004, provided Mr. Thorne continues in employment with the Company. The value of the Share Right Award as of December 31, 2003 was $445,421. Mr. Thorne received an additional bonus of $225,000, one half of which was paid in cash and the remaining half was paid in the form of 5,594 share rights the value of which is $103,265 as of December 31, 2003. These share rights vest 100% on January 27, 2006, provided Mr. Thorne continues in employment with the Company.

(4)
In 2003, the Company paid $14,884 of Mr. Thorne's personal travel expenses, pursuant to his employment agreement. In addition, the Company paid certain living expenses for Mr. Thorne, which totaled $14,040 in 2003, $13,748 in 2002 and $12,941 in 2001.

(5)
Douglas H. Kelsall has served as the Company's President and Chief Operating Officer since November 2003 and as the Company's Executive Vice President, and Chief Financial Officer since September of 1999. On June 21, 2001 Mr. Kelsall was awarded 50,000 shares of the Company's common stock under the Company's 1999 Stock Incentive Plan in consideration for his services to the Company and his consent to cancel a previous option grant issued in 1999 for the option to purchase 50,000 shares of the Company's common stock at an exercise price of $9.00, the fair market value of the Company's common stock on the date of grant. One third of the shares vested on June 21, 2002, the one year anniversary of the award, and the balance will vest in 24 successive equal monthly installments beginning in July 2002, provided Mr. Kelsall continues in employment with the Company. On December 31, 2003, the unvested restricted shares of common stock had a market value of $153,846.

(6)
As a portion of his compensation for 2003, on August 13, 2003 Mr. Kelsall was granted a Share Rights Award of 12,064 shares of the Company's common stock under the Company's 1999 Stock Incentive Plan in consideration for his services to the Company. One third of the shares vest on July 1, 2004 and the balance will vest in 8 successive equal quarterly installments beginning October 2004, provided Mr. Kelsall continues in employment with the Company. The value of the Share Right Award as of December 31, 2003 was $222,701. Mr. Kelsall received an additional bonus of $175,000, one half of which was paid in cash and the remaining half was paid in the form of 4,351 share rights, the value of which is $80,319 as of December 31, 2003. These share rights vest 100% on January 27, 2006, provided Mr. Kelsall continues in employment with the Company.

(7)
Robert Haimes has served as the Company's Senior Vice President of Strategy since January of 2004. On August 13, 2003 Mr. Haimes was granted a Share Rights Award of 3,485 shares of the Company's common stock under the Company's 1999 Stock Incentive Plan in consideration for his services to the Company. One third of the shares vest on July 1, 2004 and the balance will vest in 8 successive equal quarterly installments beginning October 2004, provided Mr. Haimes continues in employment with the Company. The value of the Share Right Award as of December 31, 2003 was $64,333. Mr. Haimes received an additional bonus of $60,000, one half of which was paid in cash and the remaining half was paid in the form of 1,491 share rights, the value of which was $27,524 as of December 31, 2003. These share rights vest 100% on January 27, 2006, provided Mr. Haimes continues in employment with the Company.

(8)
Mr. Benjamin has served as the Company's Executive Vice President and Chairman and Chief Executive Officer of Datamark since October 31, 2003. Mr. Benjamin's salary and bonus represents partial year compensation which on an annual basis would have been $255,918 and $55,590, respectively. Pursuant to his employment agreement with the Company, on October 31, 2003 Mr. Benjamin was granted a Share Rights Award of 75,000 shares of the Company's common stock under the Company's 1999 Stock Incentive Plan. The shares vest in 24 successive equal monthly installments beginning October 31, 2005. The value of the Share Right Award as of December 31, 2003 was $1,384,500.

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

(10)
Mr. Dearden has served as President and Chief Operating Officer of Datamark since October 31, 2003. Mr. Dearden's salary and bonus represents partial year compensation which on an annualized basis would have been $165,000 and $32,981, respectively. Pursuant to his employment agreement with the Company, on October 31, 2003 Mr. Dearden was granted a Share Rights Award of 50,000 shares of the Company's common stock under the Company's 1999 Stock Incentive Plan. The shares vest in 24 successive equal monthly installments beginning October 31, 2005. The value of the Share Right Award as of December 31, 2003 was $923,000.

Year-End Option Values

        The following table sets forth information concerning the value of outstanding options held by each of the named Executive Officers at December 31, 2003.

			Number of Securities Underlying Unexercised Options at December 31, 2003			Value of Unexercised In-the-Money Options at December 31, 2003(1)
	Shares Acquired On Exercise
Name		Value Realized
			Exercisable		Unexercisable	Exercisable		Unexercisable
Oakleigh Thorne	—	— —	1,000,000 191,566	(2)	0 19,445	$ $	14,585,000 2,686,132	$ $	0 284,091
Douglas H. Kelsall	—	—	291,804		35,417		$3,357,599		$489,761
Robert S. Haimes	—	—	121,221		7,279		$1,335,386		$109,874
Arthur E. Benjamin	—	—	0		0		$0		$0
Thomas L. Dearden	—	—	0		0		$0		$0

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

        Pursuant to Article Four (Automatic Award Program) under the Company's 1999 Stock Incentive Plan, which was amended and restated as of August 14, 2002 (the "Amended Plan") each non-employee Board member first elected or appointed at any time after the 2002 Annual Stockholders Meeting, shall receive a one-time grant of a Non-Statutory option valued at $125,000 (the "Initial Director Option"), as determined on the date of grant by the Company by dividing the value of an eCollege option based upon the Black-Scholes model, into $125,000, to yield a number of option shares. The shares, subject to the Initial Director Option, vest in a series of sixty successive monthly installments upon the director's completion of each month of Board service over the five-year period measured from the grant date. The options are granted at the fair market value per share of common stock on the option grant date and each option shall have a term of six years measured from the option grant date, subject to earlier termination following the optionee's cessation of Board service.

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

        Mr. Newcomb was appointed to the Board on January 26, 2004. Mr. Newcomb's service as a director is pursuant to a Consulting Agreement between eCollege and Leeds Equity Advisors, Inc., of which Mr. Newcomb is a principal. Under this Consulting Agreement, Leeds receives $200,000 per year for a period of five years, plus expenses for consulting services, and at the Company's option, Mr. Newcomb's service on the Company's Board, which payments are in lieu of any director compensation to Mr. Newcomb, including but not limited to the Initial Director Option.

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

        Mr. Mundheim did not receive an Initial Director Option, due to a previous one-time option grant, on April 23, 2001, to purchase 95,000 shares of eCollege Common Stock as compensation for his service as a director. The option is exercisable in sixty successive equal monthly installments upon Mr. Mundheim's completion of each month of Board service. The option was granted with an exercise price of $3.85, the fair market value on the date of grant. The option is subject to a special acceleration event if all three of the following events occur: i) Oakleigh Thorne no longer serves as Chairman of the Board, and ii) Oakleigh Thorne no longer serves as Chief Executive Officer of the Company, and iii) Oakleigh Thorne's replacement or replacements are not acceptable to Mr. Mundheim in his sole discretion ("Special Acceleration Event"). If the Special Acceleration Event occurs then 100% of the shares subject to the option held by Mr. Mundheim automatically vest so that such option shares will become fully vested and exercisable.

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

(13)
Includes 1,975,336 shares issuable upon the exercise of options exercisable within 60 days of February 10, 2004. [See notes 1, 2, 3, 8, 9, 10].

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

Indebtedness of Management

        None.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The following table shows the fees that the Company paid or accrued for audit and other services provided by KPMG, LLP ("KPMG") for the fiscal years 2003 and 2002 (in thousands).

	2003	2002(1)
Audit Fees	$135	$70
Audit-Related Fees	$13	$13
Tax Fees	$30	$15
All Other Fees	$23	$—
Total	$201	$98

(1)
On June 28, 2002, the Company terminated Arthur Andersen's engagement, and engaged KPMG as the Company's new auditors.

Arthur Andersen

        The following table shows the fees that the Company paid or accrued for audit and other services provided by Arthur Andersen for the fiscal years 2003 and 2002 (in thousands).

	2003	2002(1)
Audit Fees	—	$10
Audit-Related Fees	—	$15
Tax Fees	—	$5
All Other Fees	—	—
Total	—	$30

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

        Pre-Approval of Audit and Permitted Non-Audit Services.    The Audit Committee charter requires the Company to have the Audit Committee p re-approve all audit and permitted non-audit services from the independent accountants, provided, however, that neither the Committee nor the Corporation may engage the Corporation's independent accountants for the following services:

  •
  bookkeeping or other services related to the accounting records or financial statements of the Corporation;

  •
  financial information systems design and implementation;

  •
  appraisal or valuation services, fairness opinions or contribution-in-kind reports;

  •
  actuarial services;

  •
  internal audit outsourcing services;

  •
  management or human resources functions;

  •
  broker or dealer, investment adviser or investment banking services; or

  •
  legal services and expert services unrelated to the audit.

        The Company's management submits requests to the Audit Committee for pre-approval of any such allowable services by the Company's independent accountants. The Committee may delegate to the Committee Chairperson the authority to preapprove, on behalf of the Committee, the provision of permitted non-audit services, up to $2,500 per engagement, from the independent accountants as are permitted under the applicable rules and regulations; provided, however, that a report of all non-audit services pre-approved pursuant to this paragraph shall be presented to the Committee at its next scheduled meeting. In 2003, all of the audit and permitted non-audit services rendered by the Company's independent accountants were approved by the Audit Committee.

PART IV.

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)
(1)     Financial Statements

(a)
(2)     None

(a)
(3)     Exhibits

        The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities Exchange Commission.

INDEX TO EXHIBITS

Exhibit Number	Description
2.1(9)	Stock Purchase Agreement dated as of September 15, 2003, among Leeds Equity Partners III, I.P., Other Selling Parties Party Thereto, Datamark Inc. and the Registrant
3.1(1)	Second Amended and Restated Certificate of Incorporation.
3.2(1)	Amended and Restated Bylaws.
4.1(1)	Specimen Common Stock Certificate.
4.2(1)	Amended and Restated Registration Agreement made as of December 21, 1998 by and among the Registrant, each of the Series A Investors, each of the Series B Investors and each of the Series C Purchasers
4.3(2)	Registration Agreement between Company and Blumenstein/Thorne Information Partners I, L.P.
4.4(2)	Stock Option Agreement between Company and Blumenstein/Thorne Information Partners I, L.P.
4.5(8)	Form of Stock Purchase Agreement dated as of August 13, 2003, among eCollege.com and the purchasers identified on the Schedule of Purchasers on Schedule A thereto.
4.6(10)	Stock Purchase Agreement dated as of October 31, 2003, among the Company and the Investors listed on Schedule I attached thereto.
4.7(10)	Registration Rights Agreement dated as of October 31, 2003, among the Company and the stockholders listed on Exhibit A thereto.
4.8(10)	Registration Rights Agreement dated as of October 31, 2003, between the Company and Capital Resource Partners IV, L.P.
4.9(10)	Form of Promissory Note dated October 31, 2003 issued by the Company to the parties identified on Schedule A thereto in the aggregate principle amount of $7,000,000.
4.10(10)	Form of Promissory Note dated Octobe 31, 2003 issued by the Company to the parties identified on Schedule A thereto in the aggregate principle amount of $5,000,000.
4.11(10)	Common Stock Purchase Warrant of the Company dated October 31, 2003 issued to Capital Resource Partners IV, L.P.
4.12(10)	Senior Subordinated Note dated October 31, 2003 issued by the Company to Capital Resource Partners IV, L.P.
4.13	Waiver of Registration Rights under Registration Agreement between Company and Blumenstein/Thorne Information Partners I. L.P. dated August 15, 2003
4.14	Waiver of Registration Rights under Amended and Restated Registration Agreement made as of December 21, 1998 by and among the Registrant, each of the Series A Investors, each of the Series B Investors and each of the Series C Purchasers dated September 2, 2003.
4.15	Waiver of Registration Rights under Registration Agreement between Company and Blumenstein/Thorne Information Partners I. L.P. dated October 28, 2003
4.16	Waiver of Registration Rights under Amended and Restated Registration Agreement made as of December 21, 1998 by and among the Registrant, each of the A Investors, each of the Series B Investors and each of the Series C Purchasers dated October 28, 2003.
10.1(1)	Form of Indemnification Agreement by and between the Company and its outside directors.

10.2(1)	1999 Employee Stock Purchase Plan.
10.3(1)	1999 Stock Incentive Plan.
10.4(1)	Employment Agreement dated as of August 9, 1999 between the Company and Douglas H. Kelsall.
10.5(3)	Amendment to Employment Agreement dated as of March 12, 2001 between the Company and Douglas H. Kelsall.
10.6(3)	Employment Agreement, as amended, dated as of November 5, 1999 between the Company and Robert Haimes.
10.7(4)	Lease Agreement dated March 29, 2002 between Bedford Property Investors, Inc. and the Company.
10.8(4)	Employment Agreement dated as of March 1, 2002 between Mark Resmer and the Company.
10.9(5)	Amendment to Employment Agreement dated as of July 18, 2002 between Douglas H. Kelsall and the Company
10.10(5)	Employment Agreement dated as of September 5, 2002 between Robert S. Haimes and the Company.
10.11(5)	Employment Agreement dated as of July 31, 2002 between Ward R. Huseth and the Company.
10.12(5)	Employment Agreement dated as of July 31, 2002 between Matthew Schnittman and the Company.
10.13(5)	First Amendment to Lease Agreement dated September 30, 2002 between Bedford Property Investors, Inc. and the Company
10.14(7)	Employment Agreement dated June 20, 2003 between the Company and Oakleigh Thorne.
10.15(10)	Senior Subordinated Secured Note and Warrant Purchase Agreement dated as of October 31, 2003 among the Registrant, eCollege International, Inc. and Capital Resource Partners IV, L.P.
10.16(10)	Loan and Security Agreement dated as of October 30, 2003 among Silicon Valley Bank, the Company and Datamark Inc.
10.17(10)	Employment Agreement dated as of September 15, 2003 between Datamark Inc. and Arthur Benjamin.
10.18(10)	Employment Agreement dated as of September 15, 2003 between Datamark Inc. and Thomas Dearden.
10.19	Lease Agreement dated April 9, 1998 between Boyd Enterprises Utah, LLC and Datamark Systems
10.20	First Amendment to Lease Agreement dated as of April 12, 2001 between Boyd Enterprises Utah, LLC and Datamark Systems, Inc.
10.21	Second Amendment to Lease Agreement dated as of January 15, 2004 between Boyd Enterprises Utah, LLC and Datamark, Inc.
16.1(6)	Letter from Arthur Andersen LLP to the U.S. Securities and Exchange Commission dated July 1, 2002.
23.1	Consent of KPMG LLP.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1(10)	Audited financial statements for Datamark as of June 30, 2003 and December 31, 2002, 2001, and 2000, and for the six months ended June 30, 2003, the years ended December 31, 2002, and 2001, and for the period June 21, 1000 (date of inception) through December 31, 2000.
99.2(10)	Unaudited pro forma combined financial information for the year ended December 31, 2002, for the nine months ended September 30, 2003 and as of September 30, 2003.
99.3(10)	Unaudited pro forma combined reconciliations of adjusted earnings before interest, taxes, depreciation and amortization (EBITDA) to net income (loss) for the year ended December 31, 2002 and for the nine months ended September 30, 2003.

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

(6)
Filed as part of Current Report on 8-K filed with the Securities and Exchange Commission on July 1, 2002.

(7)
Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 12, 2003.

(8)
Incorporated by reference from the Company's 8-K filed with the Securities and Exchange Commission on August 21, 2003

(9)
Incorporated by reference from the Company's 8-K filed with the Securities and Exchange Commission on November 3, 2003

(10)
Incorporated by reference from the Company's 8-K/A filed with the Securities and Exchange Commission on December 2, 2003.

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

eCollege.com

By:	/s/ OAKLEIGH THORNE Name: Oakleigh Thorne Title: Chief Executive Officer and Chairman Date: August 24, 2004

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ OAKLEIGH THORNE Name: Oakleigh Thorne Title: Chief Executive Officer and Chairman Date: August 24, 2004
By:	/s/ REID SIMPSON Name: Reid Simpson Title: Chief Financial Officer (principal financial officer) Date: August 24, 2004
By:	/s/ DOUGLAS H. KELSALL Douglas H. Kelsall Title: Director Date: August 24, 2004
By:	/s/ CHRISTOPHER E. GIRGENTI Name: Christopher E. Girgenti Title: Director Date: August 24, 2004
By:	/s/ ROBERT H. MUNDHEIM Name: Robert H. Mundheim Title: Director Date: August 24, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the 2003 and 2002 consolidated financial statements referred to above present fairly, in all material respects, the financial position of eCollege.com and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

        As discussed in note 2, effective January 1, 2003, the Company changed its method of accounting for stock-based employee compensation by adopting the fair value method prospectively from that date.

        As discussed in note 2, the consolidated financial statements as of and for the year ended December 31, 2003 have been restated.

        /s/ KPMG LLP

Denver, Colorado
March 12, 2004, except as to note 2, which is as of August 19, 2004

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

        /s/ Arthur Andersen LLP

Denver, Colorado,
February 5, 2002.

        This audit report of Arthur Andersen LLP, the Company's former independent public accountants, is a copy of the original report dated February 5, 2002 rendered by Arthur Andersen LLP on the Company's financial statements included in our Form 10-K filed on March 25, 2002. This audit report has not been reissued by Arthur Andersen LLP nor has Arthur Andersen LLP provided a consent to the inclusion of its report in this Form 10-K/A. We are including this copy of the Arthur Andersen LLP audit report pursuant to Rule 2-02(e) of Regulation S-X under the Securities Act of 1933.

eCollege.com

CONSOLIDATED BALANCE SHEETS

(in thousands except per share data)

	December 31,
	2003 (As Restated, see Note 2)	2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$15,974	$13,633
Accounts receivable, net of allowances of $188 and $166, respectively	8,722	3,282
Accrued revenue receivable	141	142
Due from former Datamark stockholders, including $1,000 in escrow	1,208	—
Other current assets	1,623	440

Total current assets	27,668	17,497
Property and equipment, net	5,268	3,201
Software development costs, net	314	1,568
Other assets	1,125	301
Intangible assets, net	11,851	—
Goodwill	55,797	—

TOTAL ASSETS	$102,023	$22,567

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,643	$395
Other accrued liabilities	5,724	3,290
Customer advances	753	—
Deferred revenue, current portion	1,746	3,113
Line of credit	9,365	2,938
Current portion of long-term debt	1,000	—
Current portion of capital lease obligations	—	1,136

Total current liabilities	23,231	10,872
LONG-TERM LIABILITIES:
Deferred revenue, net of current portion	97	65
Other liabilities	677	520
Long-term debt, net of current portion	27,585	—
Capital lease obligations, net of current portion	—	706

Total long-term liabilities	28,359	1,291

Total liabilities	51,590	12,163
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock, no par value; 5,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value, 50,000 shares authorized, 20,119 and 16,432 shares issued, respectively, and 20,108 and 16,426 shares outstanding, respectively	201	164
Additional paid-in capital	121,301	85,434
Treasury stock at cost, 11 and 6 shares, respectively	(81)	(22)
Warrants, restricted stock rights, and options for common stock	6,880	3,313
Deferred compensation	(29)	(78)
Accumulated deficit	(77,839)	(78,407)

Total stockholders' equity	50,433	10,404

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$102,023	$22,567

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

eCollege.com

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)

	For the Years Ended December 31,
	2003 (As Restated, see Note 2)	2002	2001
REVENUE:
Student fees	$24,971	$18,058	$13,055
Direct mail enrollment marketing	6,277	—	—
Campus and course fees	2,593	3,969	4,717
Other	3,019	1,665	2,075

Total revenue	36,860	23,692	19,847
COST OF REVENUE
Student fees, campus and course fees, and other cost of revenue	11,207	11,663	13,840
Direct mail and other cost of revenue	4,976	—	—

Total cost of revenue	16,183	11,663	13,840
Gross profit	20,677	12,029	6,007
OPERATING EXPENSES:
Product development	5,723	5,658	4,810
Selling and marketing	5,843	5,613	7,147
General and administrative	7,140	5,621	6,718
Amortization of intangible assets	249	—	—

Total operating expenses	18,955	16,892	18,675

INCOME (LOSS) FROM OPERATIONS	1,722	(4,863)	(12,668)
OTHER INCOME (EXPENSE):
Interest and other income	111	185	753
Interest expense	(1,265)	(243)	(270)
Other expense	—	—	(152)

NET INCOME (LOSS)	568	(4,921)	(12,337)
OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized gain on available-for-sale securities	—	—	8

COMPREHENSIVE INCOME (LOSS)	$568	$(4,921)	$(12,329)

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE	$0.03	$(0.30)	$(0.76)

WEIGHTED AVERAGE SHARES OUTSTANDING—BASIC	17,758	16,329	16,219

WEIGHTED AVERAGE SHARES OUTSTANDING—DILUTED	19,578	16,329	16,219

The accompanying notes to consolidated financial statements are an integral part of these statements.

eCollege.com

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands)

	Common Stock
				Treasury Stock				Accumulated Other Comprehensive Loss
		Par Value	Additional Paid-in Capital			Warrants, Restricted Stock Rights And Options	Deferred Compensation		Accumulated Deficit
	Shares			Shares	Amount					Total
BALANCES, DECEMBER 31, 2000	16,140	$161	$83,677	—	$—	$4,729	$(1,123)	$(8)	$(61,149)	$26,287
Issuance of common stock—employee stock purchase plan	124	1	294	—	—	—	—	—	—	295
Issuance of common stock upon exercise of options	46	1	160	—	—	(76)	—	—	—	85
Issuance of restricted common stock upon cancellation of options	50	—	142	—	—	—	(142)	—	—	—
Retirement of common stock in exchange for reduction of note receivable	(15)	—	(45)	—	—	—	—	—	—	(45)
Expiration of warrants	—	—	155	—	—	(155)	—	—	—	—
Options for common stock issued in connection with severance	—	—	—	—	—	147	(147)	—	—	—
Deferred stock based compensation	—	—	—	—	—	15	(15)	—	—	—
Forfeited options	—	—	504	—	—	(1,003)	499	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	704	—	—	704
Net change in unrealized gain (loss) on available-for-sale securities	—	—	—	—	—	—	—	8	—	8
Net loss	—	—	—	—	—	—	—	—	(12,337)	(12,337)

BALANCES, DECEMBER 31, 2001	16,345	163	84,887	—	—	3,657	(224)	—	(73,486)	14,997
Issuance of common stock—employee stock purchase plan	103	1	251	—	—	—	—	—	—	252
Issuance of common stock upon exercise of options	23	—	63	—	—	—	—	—	—	63
Issuance of options for common stock to board member	—	—	—	—	—	9	(9)	—	—	—
Forfeited options	—	—	179	—	—	(181)	2	—	—	—
Retirement of common stock in exchange for reduction of note receivable	(39)	—	(118)	—	—	—	—	—	—	(118)
Expiration of warrants	—	—	172	—	—	(172)	—	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	153	—	—	153
Acquisition of treasury stock at cost	—	—	—	(6)	(22)	—	—	—	—	(22)
Net loss	—	—	—	—	—	—	—	—	(4,921)	(4,921)

BALANCES, DECEMBER 31, 2002	16,432	164	85,434	(6)	(22)	3,313	(78)	—	(78,407)	10,404
Sale of common stock issued in private placement, net of issuance costs of $1,750	2,900	29	28,671	—	—	—	—	—	—	28,700
Sale of common stock issued in connection with acquisition of Datamark	75	1	1,251	—	—	—	—	—	—	1,252
Issuance of common stock in connection with acquisition of Datamark	150	1	2,501	—	—	—	—	—	—	2,502
Stock-based compensation, awards to employees (As Restated, see Note 2)	—	—	—	—	—	980	—	—	—	980
Estimated fair value of warrants for common stock issued in connection with debt	—	—	—	—	—	3,304	—	—	—	3,304
Forfeited options	—	—	312	—	—	(312)	—	—	—	—
Issuance of common stock upon exercise of options and warrants	480	5	2,770	—	—	(324)	—	—	—	2,451
Issuance of common stock in connection with employee stock purchase plan, (As Restated, see Note 2)	82	1	362	—	—	(81)	—	—	—	282
Amortization of deferred compensation	—	—	—	—	—	—	49	—	—	49
Acquisition of treasury stock at cost	—	—	—	(5)	(59)	—	—	—	—	(59)
Net income (As Restated, see Note 2)	—	—	—	—	—	—	—	—	568	568

BALANCES, DECEMBER 31, 2003 (As Restated, see Note 2)	20,119	$201	$121,301	(11)	$(81)	$6,880	$(29)	$—	$(77,839)	$50,433

The accompanying notes to consolidated financial statements are an integral part of these statements.

eCollege.com

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended December 31,
	2003 (As Restated, see Note 2)	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$568	$(4,921)	$(12,337)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities—
Depreciation	1,996	3,205	3,468
Loss on dispositions of assets	17	75	—
Provision for doubtful accounts	—	—	100
Amortization of capitalized internal-use software development costs	1,255	1,254	941
Amortization of intangible assets	249	—	—
Amortization of debt issuance costs and discounts on debt	505	—	—
Stock-based compensation	1,029	153	704
Changes in—
Accounts receivable and accrued revenue receivables	(208)	(1,087)	1,798
Other current assets	(102)	129	398
Other assets	164	164	164
Accounts payable and accrued liabilities	(1,125)	674	(3,496)
Deferred revenue	(1,335)	80	(1,634)
Grant liabilities	(354)	(2,140)	(1,356)
Other liabilities	157	243	(5)

Net cash provided by (used in) operating activities	2,816	(2,171)	(11,255)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,234)	(1,638)	(705)
Proceeds from disposition of property and equipment	7	13	23
Purchases of marketable securities	—	—	(5,999)
Proceeds from sales of marketable securities	—	—	22,129
Capitalized internal-use software development costs	—	—	(622)
Net cash paid for business acquisition, net of cash acquired, including acquisition costs	(57,552)	—	—
Payments received on notes receivable from related parties	—	—	109

Net cash provided by (used in) investing activities	(58,779)	(1,625)	14,935

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	33,962	315	380
Payment of stock issuance costs	(1,750)	—	—
Proceeds from sale-leaseback arrangements	649	1,045	455
Payments on sale-leaseback arrangements	(525)	(995)	(681)
Proceeds from and payments on line of credit, net	6,427	438	500
Proceeds from term loan	1,207	—	—
Payments on term loan	(257)	—	—
Proceeds from senior subordinated notes	20,000	—	—
Debt issuance costs	(1,409)	—	—

Net cash provided by financing activities	58,304	803	654

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,341	(2,993)	4,334
CASH AND CASH EQUIVALENTS, beginning of year	13,633	16,626	12,292

CASH AND CASH EQUIVALENTS, end of year	$15,974	$13,633	$16,626

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$243	$243	$270

SCHEDULE OF NON-CASH ACTIVITIES:
Discount on shares issued in conjunction with business acquisition	$464	$—	$—
Estimated fair value of warrants issued in conjunction with senior subordinated notes	$3,304
Shares issued in conjunction with business acquisition	$2,502	$—	$—
Estimated fair value of notes payable issued in connection with business acquisition	$8,850	$—	$—
Financed software purchases	$19	$555	$—
Acquisition of treasury stock included in accrued liabilities	$59	$22	$—

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

(2)    Summary of Significant Accounting Policies

Restatements

        In August 2004, the Company determined that it was appropriate to restate previously issued financial statements to record adjustments for correction of an error in accounting associated with the Company's Employee Stock Purchase Plan (the "Purchase Plan"). Effective January 1, 2003, the Company adopted a fair value-based method for accounting for employee stock-based compensation arrangements as prescribed by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" and related interpretations. Upon reviewing the application of FASB Technical Bulletin 97-1, which addresses certain accounting matters associated with the application of SFAS No. 123, the Company determined that it should have recorded non-cash compensation expenses for the fourth quarter of 2003 ($374,000) in addition to amounts previously reported. The additional compensation expenses reflect application of Technical Bulletin 97-1 with respect to the "look back" provisions of the Purchase Plan. This filing reflects the restatement of the Consolidated Financial Statements as of and for the year ended December 31, 2003.

        This 10-K/A filing reflects restated financial results for the year ended December 31, 2003. The years ended December 31, 2002 and 2001 were not impacted by the restatement. The impact of the restatement on the Statement of Operations for the year ended December 31, 2003 is set forth below (in thousands, except per share data):

	2003 As Restated see Note 2)	2003 (As Previously Reported)
REVENUE:
Student fees	$24,971	$24,971
Direct mail enrollment marketing	6,277	6,277
Campus and course fees	2,593	2,593
Other	3,019	3,019

Total revenue	36,860	36,860
COST OF REVENUE
Student fees, campus and course fees, and other cost of revenue	11,207	11,082
Direct mail and other cost of revenue.	4,976	4,976

Total cost of revenue	16,183	16,058
Gross profit	20,677	20,802
OPERATING EXPENSES:
Product development	5,723	5,572
Selling and marketing	5,843	5,792
General and administrative	7,140	7,093
Amortization of intangible assets	249	249

Total operating expenses	18,955	18,706

INCOME (LOSS) FROM OPERATIONS	1,722	2,096
OTHER INCOME (EXPENSE):
Interest and other income	111	111
Interest expense	(1,265)	(1,265)

NET INCOME (LOSS)	568	942
OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gain on available-for-sale securities	—	—

COMPREHENSIVE INCOME (LOSS)	$568	$942

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE	$0.03	$0.05

WEIGHTED AVERAGE SHARES OUTSTANDING—BASIC	17,758	17,758

WEIGHTED AVERAGE SHARES OUTSTANDING—DILUTED	19,578	19,397

        The following table sets forth the effects of the restatement adjustments discussed above on the Consolidated Balance Sheet at December 31, 2003 (in thousands). The Consolidated Balance Sheet for the year ended December 31, 2002 was not impacted by the restatements.

	December 31, 2003
	As Restated	As Previously Reported
STOCKHOLDERS' EQUITY:
Preferred stock	$—	$—
Common stock	201	201
Additional paid-in capital	121,301	121,428
Treasury stock	(81)	(81)
Warrants, restricted stock rights, and options for common stock	6,880	6,379
Deferred compensation	(29)	(29)
Accumulated deficit	(77,839)	(77,465)

Total stockholders' equity	$50,433	$50,433

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$102,023	$102,023

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

Accounts Receivable

        The Company maintains an allowance for doubtful accounts based upon the expected collection of accounts receivable. At December 31, 2003 and 2002, the allowance for doubtful accounts was $188,000 and $166,000, respectively. One customer accounted for 13% of the consolidated gross accounts receivable balance at December 31, 2003. Three customers individually accounted for 17%, 13%, and 11% of our consolidated accounts receivable balance as of December 31, 2002. The Company has since collected the balances from all these significant customers. Sales to one customer represented 11% of the Company's total revenue for 2003 and 2001. No customers represented 10% or more of the Company's revenue for 2002.

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

	December 31,
	2003	2002
Computer equipment (3 - 5 years)	$10,235	$8,822
Purchased software (3 - 5 years)	3,356	2,970
Office furniture and equipment (3 - 7 years)	1,855	1,130
Machinery and production equipment (7 years)	739	—
Leasehold improvements (2 - 7)	1,074	737

	17,259	13,659
Less: accumulated depreciation and amortization	(11,991)	(10,458)

	$5,268	$3,201

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

Long-Lived Assets—Including Identified Intangible Assets with Finite-Lives

        Intangible assets with finite lives are amortized using the straight-line method over the estimated economic lives of the assets, ranging from 5 to 8 years. The Company reviews long-lived assets to be held and used for impairment whenever there is an indication that the carrying amount may not be recoverable from future estimated cash flows. Through December 31, 2003, the Company's management believes that there have been no indications of impairment of the Company's long-lived assets.

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

Stock-Based Compensation

        Currently, generally accepted accounting principles provide two methods for accounting for employee stock option plans and other employee stock-based compensation arrangements. Companies may recognize stock-based compensation expense under the intrinsic value-based method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations or under a fair value-based method prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation" and related interpretations. Prior to January 1, 2003, the Company accounted for stock options granted to employees and directors and other stock-based employee compensation plans using the intrinsic value method of accounting in accordance with APB No. 25 and related interpretations. Under APB No. 25, the Company generally did not record any stock-based compensation expense for options granted to employees, provided the options had an exercise price equal to or above the market price of eCollege's common stock and the ultimate number of shares to be issued upon exercise were fixed on the day the option was granted. As such, the Company recognized compensation expense for fixed stock options only if the quoted market value of the Company's common stock exceeded the exercise price of the option on the grant date.

        During the fourth quarter of 2003, the Company adopted SFAS No. 123 effective January 1, 2003 for the Company's employee stock option plans and other employee stock-based compensation arrangements using the prospective method under SFAS No. 148. This method applies the provisions of SFAS No. 123 to all employee stock awards granted, modified, or settled after January 1, 2003 and accordingly, eCollege recognized compensation expense for such awards made under our stock-based employee compensation plans. The fair values of restricted share rights were determined using the closing price of our common stock on the date of grant, while stock options were estimated at the date of grant using the Black-Scholes option-pricing model. Both types of awards' estimated fair values are being amortized over the vesting period of the applicable award, generally 3 years.

        As a result, the Company recorded $1.0 million of total stock-based compensation expense in 2003, including approximately $677,000 of additional expense directly related to the adoption of SFAS No. 123 when compared to what would have been recorded under APB No. 25. In accordance with the adoption of SFAS No. 123, the Company's quarterly results of operations for the first nine months of 2003 were restated to reflect the additional expense associated with stock-based awards. The additional expense recognized in accordance with SFAS No. 123 was $30,000, $81,000, and $107,000 for the three months ended March 31, 2003, June 30, 2003, and September 30, 2003, respectively. For stock awards granted prior to January 1, 2003, compensation expense has not been recognized under SFAS No. 123, in accordance with the prospective method of adoption allowed for under SFAS No. 148. The Company's use of the prospective method of adoption means that the fair value for stock-based compensation required by SFAS No. 123 was applied only to stock-based compensation awards granted, modified, or settled in 2003. Accordingly, 2003 results are not directly comparable to prior years' results in this regard.

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

	2003 (As Restated)	2003 (As Previously Reported)	2002	2001
Net income (loss):
As reported	$568	$942	$(4,921)	$(12,337)
Stock-based compensation expense, as reported	1,029	655	153	704
Stock-based compensation expense, pro forma	(1,720)	(1,346)	(2,452)	(2,575)

Pro forma income (loss)	$(123)	$251	$(7,220)	$(14,208)

Basic and diluted net income (loss) per share:
As reported	0.03	$0.05	$(0.30)	$(0.76)
Pro forma	(0.01)	$0.01	$(0.44)	$(0.88)

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

        The fair value of each purchase right under the Employee Stock Purchase Plan ("Purchase Plan") is estimated on the date of the grant using the Black-Scholes model with the following assumptions:

	Year Ended December 31,
	2003	2002	2001
Risk-free interest rate	1.3%	3.0%	3.3%
Expected dividend yield	0%	0%	0%
Expected lives outstanding	1 year	1 year	6 months
Expected volatility	71%	80%	101%

        The aggregate fair value of awards under the Purchase Plan was $582,000, $18,000 and $330,000 for the years ended December 31, 2003, 2002 and 2001, respectively. A total of 228,000, 13,000 and 242,000 shares underlie these awards, respectively, at a weighted average fair value per share of $9.82, $1.40, and $1.36 per share, respectively.

        The total stock-based compensation recorded was $1.0 million for the year ended December 31, 2003, which included $97,000 for options granted in 2003, $582,000 for grants under the Purchase Plan in 2003, and $350,000 restricted share rights awarded, including $49,000 of deferred compensation from awards granted prior to 2003. In the third quarter of 2003, the Company began to grant restricted share rights instead of stock options. The restricted share rights offer employees the opportunity to earn shares of the Company's common stock over time, rather than options that give employees the right to purchase stock at a set price. During 2003, the Company awarded 250,487 restricted share rights to employees which vest over a range of three to four years. The value of these restricted share rights was $4.9 million based on the closing market price on the date of grant; accordingly, $4.6 million of compensation related to these grants will be recorded over the remaining vesting period.

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

	For the Twelve Months Ended December 31,
	2003	2002	2001
GRANT COSTS (REDUCTIONS) INCLUDED IN COST OF REVENUE:
Costs related to educational support funds	$21	$177	$2,795
Reduction of the contract loss accrual	(7)	(268)	(1,208)

Net effect on cost of revenue for period	$14	$(91)	$1,587

GRANT COSTS (REDUCTIONS) INCLUDED IN MARKETING EXPENSE:	$—	$(112)	$321

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

Net Income (Loss) Per Share

        Basic net income (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share is computed by (i) adjusting net income (loss) for the effects, if any, of assuming the conversion of certain convertible securities, and (ii) adjusting the weighted average number of shares outstanding for the effects, if any, of common shares issuable upon the conversion or exercise of certain securities such as warrants and options for common stock outstanding during the period, if the effect of such adjustments is dilutive. Certain options and warrants to purchase shares of common stock were dilutive as of December 31, 2003 and, using the treasury stock method, resulted in an additional 1.8 million weighted-average common shares outstanding for the computation of diluted net income per share for the year ended December 31, 2003. There were no adjustments to net income in the determination of dilutive net income per share for the year ended December 31, 2003. As a result of the Company's net losses for the years ended December 31, 2002 and 2001, all potentially dilutive securities would be anti-dilutive and are excluded from the computation of diluted loss per share for those periods. The table below summarizes common stock equivalents for 2003, 2002 and 2001 which would have been included except for their anti-dilutive effect (in thousands and as restated):

	December 31,
	2003	2002	2001
Stock options	5	3,185	2,724
Employee Stock Purchase Plan	197	70	189
Warrants	200	7	37
Restricted share rights and common stock	198	25	50

Total	600	3,287	3,000

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

Recent Accounting Pronouncements

        In May 2003, Emerging Issues Task Force No. 00-21 ("EITF No. 00-21"), "Accounting for Revenue Arrangements with Multiple Deliverables," was finalized. This issue addresses certain aspects of accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. It addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how arrangement consideration should be measured and allocated to the separate units of accounting. EITF No. 00-21 is applied prospectively to arrangements entered into in periods beginning after June 15, 2003. In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104 ("SAB No. 104"), "Revenue Recognition," which codifies and rescinds certain sections of SAB No. 101, "Revenue Recognition," in order to make this interpretive guidance consistent with EITF No. 00-21. The adoption of EITF No. 00-21 did not have an effect on the Company's results of operations or financial position.

(3)    Acquisition of Datamark

        On October 31, 2003, the Company, pursuant to a definitive purchase agreement dated September 15, 2003, acquired all of the capital stock of Datamark. Datamark is an outsource provider of integrated enrollment marketing services to the proprietary post-secondary school market. The Company's consolidated financial statements include Datamark's results of operations from October 31, 2003.

        Prior to the Datamark acquisition, the Company's management was considering various manners of accelerating its growth and mitigating the risks associated with a niche strategy. Strategically, the Datamark acquisition broadens eCollege's market position in the for-profit post-secondary education market that it already serves. It also increases the service offerings of the Company along the student life cycle. With the new offerings from Datamark, such as enrollment marketing, admissions training, and retention improvement solutions for online programs, as well as the potential for new integrated products between the Enrollment and eLearning divisions in the future, eCollege management believes that it can strengthen its relationships with the customers in that sector. The primary operating benefits of the Datamark acquisition will be cross-selling to each other's customer base and offering new products and services to the post-secondary education market. Selling enrollment marketing services to the combined customer base is expected by management to increase Datamark's revenue and increase the growth of eCollege's eLearning student technology service fees.

        Based on a negotiated offer after a competitive auction process, the Company paid total consideration of approximately $69.8 million, consisting of $58.0 million in cash, $8.9 million subordinated notes payable to the sellers (principal of $12.0 million), $464,000 related to the discount on 75,000 shares of the Company's common stock sold to Datamark's management, and 150,000 shares of eCollege common stock (valued at $2.5 million based on the average closing price per share of eCollege's common stock for the two days prior and two days after the signing of the definitive purchase agreement on September 15, 2003). The $58.0 million in cash consideration was funded by cash on hand, proceeds from a $3.0 million term loan, and proceeds from $20.0 million in senior subordinated notes. The total purchase price allocated to the acquired assets and assumed liabilities included $1.7 million in capitalized acquisition costs. Acquisition costs primarily consisted of investment banking fees, professional fees, and consulting fees.

        Under the terms of the stock purchase agreement, the purchase price was to be adjusted based upon Datamark's working capital at the date of completion of the transaction. eCollege and the former Datamark stockholders agreed that $1.0 million of the cash consideration paid by eCollege would be put into a working capital escrow until the final purchase price was determined. Based upon the reported amount of working capital on October 31, 2003, the Company has recorded the acquisition based upon an adjusted purchase price of $70.3 million. As a result, the Company currently has recorded $1.2 million as due from former Datamark stockholders on the consolidated balance sheet, of which $1.0 million of cash is in escrow and $208,000 is owed from the Datamark stockholders. However, the purchase price adjustment is being disputed by the selling stockholders, who have not yet agreed to this amount. The Company has up to one year from the acquisition date to finalize its purchase accounting related to the acquisition. If the Company's expectations regarding amounts due from the former Datamark stockholders change, an adjustment to goodwill may be recorded in the future. The following is a reconciliation of the adjusted purchase price (in thousands):

Cash	$58,000
Estimated fair value of subordinated notes payable	8,850
150,000 shares of eCollege common stock	2,502
Discount on 75,000 shares of eCollege common stock sold to Datamark's management for $10.50 per share	464

Total consideration paid	69,816
Capitalized acquisition costs	1,714

Total Purchase Price	71,530
Less: working capital adjustment at purchase date	(1,208)

Adjusted Purchase Price	$70,322

        The total adjusted purchase price of approximately $70.3 million was allocated as follows (in thousands):

Cash and cash equivalents	$2,154
Accounts receivable	5,211
Prepaid expenses & other current assets	1,043
Accounts payable	(4,500)
Accrued bonus payable and payroll	(2,653)
Customer advances	(1,255)
Other accrued expenses	(408)
Net deferred tax liability	(4,771)
Fixed assets	2,833
Customer relationships	8,100
Non-compete agreements	2,400
Trademark/trade name	1,600
Reduction of eCollege deferred tax valuation allowance	4,771
Goodwill	55,797

Total purchase price	$70,322

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

        Customer relationships represent the value of the customer base where the loss of the customer relationship would negatively affect future cash flows. The key variables that determined the valuation for the Datamark customer relationships was the history that Datamark had with its customers and its focus on selling new services to its existing customer base. eCollege is amortizing the fair value of these assets on a straight-line basis over an estimated average economic life of eight years. The estimated economic life was determined by an independent third party who considered the average life of the majority of Datamark's existing customers adjusted by a smaller portion of customers with rapid turnover under a simulation model.

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

Goodwill and intangible asset with an indefinite life

        The Company recorded $55.8 million of goodwill as a result of the Datamark acquisition. This amount reflects unique synergies with eCollege not associated with the assets acquired. The Company paid a premium for Datamark because eCollege will be able to broaden its position in the rapid-growth, for-profit-post-secondary education market and increase its service offerings along the student life cycle. Operationally, the acquisition is valuable in that it offers the potential to cross-sell to each company's customer base and the ability to offer new integrated products and services.

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

        eCollege's purchased intangible assets associated with the completed acquisition at December 31, 2003, are composed of (in thousands):

	Gross	2003 Accumulated Amortization	Net
Customer Relationships (8 years)	$8,100	$170	$7,930
Non-compete agreements (5 years)	2,400	79	2,321

Total amortizable purchased intangible assets	10,500	249	10,251
Datamark trade name	1,600	n/a	1,600

Total purchased intangible assets	$12,100	$249	$11,851

        Amortization expense related to purchased intangible assets was $249,000 in 2003.

        Estimated future amortization expense related to purchased intangible assets at December 31, 2003 is as follows (in thousands):

Year ending December 31,	Amortization
2004	$1,493
2005	1,493
2006	1,493
2007	1,493
2008	1,413
Thereafter	2,866

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

	Years Ended December 31,
	2003 (As Restated, see Note 2)	2003 (As Previously Reported)	2002
Revenue	$72,446	$72,446	$56,175
Cost of revenue	38,408	38,283	31,962

Gross profit	34,038	34,163	24,213
Operating expenses:
Product development	5,723	5,572	5,658
Selling and marketing	11,034	10,983	9,436
General and administrative	11,013	10,966	10,067
Amortization of intangible assets	1,493	1,493	1,493

Total operating expenses	29,263	29,014	26,654

Income (loss) from operations	4,775	5,149	(2,441)
Other income (expense), net	(4,855)	(4,855)	(4,802)

Net income (loss)	$(80)	$294	$(7,243)

Basic and diluted net income (loss) per share	$0.00	$0.02	$(0.44)

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

        Revenue is recognized when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller's price to the buyer is fixed or determinable; and, (4) collectibility is reasonably assured.

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

        It is the Company's practice to execute contracts or work orders of various lengths, typically up to three months for one project, for direct mail advertising campaigns. Individual direct mail projects typically take ten to eighteen business days to complete with payments due two days before marketing materials are mailed. Fees are determined based on number of pieces mailed and the associated revenue is recognized when the marketing materials are mailed. The pricing includes all applicable postage costs.

        Interactive media arrangements are usually from three months to one year in length. Pricing is based on a fee-per-lead-generated model, with an initial up front payment due at the time the customer's agreement is signed and then the customer is invoiced monthly thereafter based on the number of leads generated. Payments received are recorded as customer advances (liability) until the leads are generated at which point the revenue is recognized.

        It is generally the Company's practice to execute written master services agreements, signed by both the customer and Datamark, for customers buying media placement services. The Company also executes an agency of record letter, which identifies Datamark as the agent authorized to make media placements on behalf of the customer. Smaller customers are not required to execute master service agreements but are required to sign the agency of record letter. Datamark charges our customer for the cost of the advertisement placed with the third-party media supplier (i.e. newspaper, television, radio station, etc.) which generally includes a 15% commission. Revenue is recognized when the media advertisements are run by the third-party media supplier. Revenue is recorded on a net basis, meaning that the Company only includes the 15% commission portion of the amount it charges in consolidated revenue, not the gross amount of fees charged to, and collected from, our customers. Accordingly, the Company also excludes the direct cost of the advertisement charged by the media supplier from cost of revenue in the consolidated statements of operations. Management determined that revenue should be recorded on a net basis based on the fact that the third-party media supplier (and not Datamark) is responsible for ultimate fulfillment, including the acceptability of the products or services purchased by a customer, and therefore Datamark does not have risks and rewards as principal in the media placement transactions. Furthermore, the fact that the Company earns a stated percentage of the amount billed to a customer is a further indication that Datamark is acting as an agent.

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

(5)    Debt

Revolving Line of Credit

        In October 2003, the Company entered into an agreement with a bank to obtain a $10.0 million revolving line of credit, (the "Revolver") that matures on October 31, 2005, and which replaced the previous revolving line of credit. The interest rate on the Revolver is equal to the bank's prime rate, which was 4.00% at December 31, 2003, plus 1.25%, but at no time will be less than 5.25%. The Revolver contains certain financial covenants and is secured by all of the Company's assets. In December 2003, the Company drew $9.4 million from the Revolver. The entire amount was subsequently repaid in January 2004. The Company was in compliance with all financial covenants as of December 31, 2003. The Company previously had a $3.8 revolving line of credit that was due to mature on April 10, 2004. The interest rate on the revolving line of credit was adjustable and was equal to the bank's prime rate plus 1.25%. In December 2002, the Company drew $2.9 million from its revolving line of credit. The entire $2.9 million draw was subsequently repaid in January 2003. The Company drew and repaid a total of $6.1 million from its revolving line of credit at different points throughout the year ending December 31, 2003.

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

Subordinated Notes

        In October 2003, the Company issued $20.0 million in senior subordinated secured notes ("Senior Subordinated Notes") to a lender. The Senior Subordinated Notes have principal payments due in $5.0 million quarterly increments beginning on December 31, 2007, with interest payments due quarterly beginning on December 31, 2003, at a rate of 12.5% per annum. The Senior Subordinated Notes are secured by all of the Company's assets. In connection with the issuance of the Senior Subordinated Notes, the Company issued warrants to the lender to purchase 200,000 shares of common stock at a price of $13.00 per share. However, if at the time of exercise of all or any portion of the warrants, the fair market value of the Company's common stock is less than $13.00 per share for the 30 trading days immediately preceding the date of such exercise, then the exercise price shall be automatically adjusted such that the exercise price will be equal to $10.00 per share with respect to such exercise. The warrants expire on October 31, 2008. The net proceeds received in connection with the issuance of the Senior Subordinated Notes totaled $20.0 million, which were allocated to the Senior Subordinated Notes and the warrants. The Company allocated $3.3 million to the warrants based upon the fair value of the warrants, which was estimated using the Black-Scholes option pricing model, a risk free interest rate of 3.0%, volatility of 85%, 0% dividend yield, and an expected life of 5 years (the contractual life). The remaining $16.7 million was allocated to the Senior Subordinated Notes. The discount attributable to the value of the warrants will be amortized as interest expense over the five-year term of the Senior Subordinated Notes using the interest method. The Company also incurred approximately $1.0 million in debt issuance costs in connection with the Senior Subordinated Notes. The debt issuance costs were deferred and will be amortized as interest expense over the five-year term of the Senior Subordinated Notes. The Senior Subordinated Notes contain certain financial covenants. The Company was in compliance with all financial covenants of of December 31, 2003.

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

        The following is a summary of the Company's long-term debt and capital lease obligations as of December 31, 2003 and 2002, respectively (in thousands):

	December 31, 2003	December 31, 2002
Term loan, 7% interest rate, due through November 2006	$2,917	$—
Seller notes, 10% face interest rate, 15% effective interest rate, interest and principal due November 2008, principal of $12.0 million	8,871	—
Senior subordinated notes, 12.5% face interest rate, 19% effective interest rate, $5.0 million quarterly payments starting December 2007, due September 2008, principal of $20.0 million	16,797	—
Capital lease obligations	—	1,842

Total	28,585	1,842
Less current portion	(1,000)	(1,136)

Long-term portion	$27,585	$706

        The following is a schedule by year of future principal debt payments, as of December 31, 2003. Amounts represent the contractual cash payments of our debt and exclude the debt discounts discussed above (in thousands):

Period ending December 31,	Term Loan	Senior Subordinated Notes	Seller Notes	Total
2004	$1,000	$—	$—	$1,000
2005	1,000	—	—	1,000
2006	917	—	—	917
2007	—	5,000	—	5,000
2008	—	15,000	12,000	27,000

Principal of debt obligations	$2,917	$20,000	$12,000	$34,917

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

Employee Benefit Plan

        The Company has a defined contribution plan under Section 401(k) of the Internal Revenue Code. Eligible employees are permitted to contribute up to 15% of their annual compensation. In addition, the Company may make discretionary and/or matching contributions on behalf of participating employees. No such contributions were made in 2003, 2002, or 2001. With the acquisition of Datamark, the Company has continued to use Datamark's 401(k) plan for the Enrollment division. Datamark's 401(k) features a discretionary matching provision in which the Board determines matching levels yearly. No such contributions were made since October 31, 2003 (acquisition date).

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

Product Indemnifications.

        The Company's eLearning contracts generally include a product indemnification provision that will indemnify and defend a client in actions brought against the client that claim the Company's products infringe upon a copyright or trade secret. Historically, the Company has not incurred any significant costs related to product indemnification claims, and as a result, does not maintain a reserve for such exposure.

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

        During 2003, the Company recognized $582,000 of compensation expense related to the Purchase Plan for employee stock purchases. The Company issued 81,896 shares of common stock in 2003 at a per share price of $3.45 per share. In 2002, the Company issued 102,947 shares of common stock at an average price of $2.44 per share. The Company issued 124,106 shares of common stock in 2001 at a price of $2.38 per share.

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

        The following table summarizes the Plans' activity during the years ended December 31, 2003, 2002, and 2001, respectively (in thousands, expect per share data).

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

	Years Ended December 31,
	2003	2002	2001
Exercise price-less than fair market value:
Number of options	—	51	6
Weighted average exercise price	$—	$2.95	$1.35
Weighted average fair value of options	$—	$3.02	$2.92
Equal to fair market value:
Number of options	72	704	496
Weighted average exercise price	$4.75	$3.83	$3.60
Weighted average fair value of options	$2.46	$2.40	$1.92
Greater than fair market value:
Number of options	—	—	170
Weighted average exercise price	$—	$—	$4.36
Weighted average fair value of options	$—	$—	$1.00

        The status of stock options outstanding and exercisable under the Plans as of December 31, 2003 is as follows (in thousands except per share data):

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Number Of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Of Shares	Weighted Average Exercise Price
$ 1.35	6	7.0	$1.35	6	$1.35
$ 2.14 - $ 3.04	320	6.5	$2.84	248	$2.83
$ 3.08 - $ 4.49	881	7.3	$3.94	545	$4.02
$ 4.88 - $ 6.63	108	6.6	$6.09	92	$6.06
$ 7.00 - $ 9.00	309	5.8	$8.96	309	$8.96
$11.36 - $14.72	5	9.5	$12.70	—	$0.00

	1,629	6.8	$4.80	1,200	$5.19

Option Grants to Officers

        As of April 23, 2002, the Company entered into an employment agreement with Mr. Oakleigh Thorne, the Company's Chief Executive Officer and Chairman of the Board. As part of the agreement, in lieu of an annual salary, on April 23, 2002, Mr. Thorne was granted an option to purchase up to 101,000 shares of common stock at an exercise price of $4.49 per share, the closing price of the Company's common stock on the grant date. This option has a 10-year term and vested monthly in twelve equal installments beginning January 1, 2002. In addition, on April 23, 2002, Mr. Thorne was granted a Performance Option with a 10-year term to purchase up to 101,000 shares of common stock at an exercise price of $4.49 per share. The Performance Option vested, if at all, partially on June 30,

2002, and on December 31, 2002, based on the Company meeting its targets in the corporate bonus plan for 2002. On June 30, 2002, the Performance Option vested with respect to 20,000 shares as a result of the Company meeting interim targets in the corporate bonus plan. On December 31, 2002, the Performance Option vested with respect to an additional 55,000 shares as a result of the Company meeting a portion of the year end financial targets in the corporate bonus plan. The remaining 26,000 shares of the Performance Option did not vest pursuant to the corporate bonus plan and were forfeited as of December 31, 2002.

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

(9)    Income Taxes

        Components of the income tax provision applicable to federal and state income taxes are as follows (in thousands):

	2003	2002	2001
Current benefit:
Federal	$—	$—	$—
State	—	—	—

Total	—	—	—
Deferred expense benefit:
Federal	339	(1,570)	(3,616)
State	62	(286)	(659)

Total	401	(1,856)	(4,275)

Total gross tax expense (benefit)	401	(1,856)	(4,275)
Valuation allowance	(401)	1,856	4,275

Net income tax expense (benefit)	$—	$—	$—

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

        The difference between the statutory federal income tax rate and the Company's effective income tax rate is summarized as follows (in thousands):

	2003 (As Restated, see Note 2)	2002	2001
Federal income tax rate	35.0%	35.0%	35.0%
Increase (decrease) as a result of—
State income taxes net of federal benefit	3.9%	3.9%	3.9%
Stock based compensation	28.8%	(1.2)%	(2.2)%
Other	2.9%	(0.1)%	(0.4)%
Valuation allowance	(70.6)%	(37.7)%	(36.3)%

Effective income tax rate	—%	—%	—%

        Deferred tax assets and liabilities result from the following (in thousands):

	December 31,
	2003	2002
Deferred tax assets—
Current:
Accrued liabilities and other	$586	$663
Deferred revenue	308	40
Non-current:
Depreciation on property and equipment	151	769
Stock-based compensation	236	—
Net operating loss carryforward(2)	25,340	26,137
Other	225	97

Total deferred tax assets	26,846	27,706
Valuation allowance(1)(2)	(21,922)	(27,096)

Net deferred tax assets	4,924	610
Deferred tax liabilities—
Acquired intangible assets	(4,610)	—
Capitalized software costs	(122)	(610)
Other	(192)	—

Total deferred tax liabilities	(4,924)	(610)

Net deferred tax assets and liabilities	$—	$—

(1)
The valuation allowance decreased $5.2 million to $21.9 million at December 31, 2003 from $27.1 million at December 31, 2002. Of this total reduction, $4.8 million relates to the acquisition of Datamark, primarily related to purchased intangible assets, and $401,000 relates to the reduction in the Company's net operating loss.

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

(10)    Segment Information

Description of Segments

        Beginning October 31, 2003, as a result of the acquisition of Datamark, eCollege organized its operations into two business segments: eLearning and Enrollment. eCollege's organizational structure is based on factors that management uses to evaluate, view and run its business operations which include, but are not limited to, customer base, homogeneity of products, technology and delivery channels. The business segments are based on this organizational structure and information reviewed by eCollege's management to evaluate the associated business group results. A description of the types of products and services provided by each reportable segment follows:

  •
  eLearning provides software products, consisting of online campuses, courses, and course supplements, through hosting services in the Company's reliable data centers. The eLearning division also provides services complementing the software products, including design, development, and management of online campuses and courses, as well as ongoing administration, faculty and student support. eLearning's suite of products and services enable customers to either completely outsource the development of their online campus and courses, or to select individual products and services to meet their unique needs.

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

Segment Data

        The results of the reportable segments are derived directly from eCollege's internal management reporting system. The accounting policies used to derive reportable segment results are substantially the same as those used by the consolidated Company. Management measures the performance of each segment based on several metrics, including income (loss) from operations. These results are used, in part, to evaluate the performance of, and to assign resources to, each of the segments. A significant portion of total consolidated expenditures are directly attributable to the two business segments. However, certain operating expenses, which are separately managed at the corporate level, are not allocated to segments. These unallocated costs include amortization of intangibles and debt costs. There was no intersegment revenue for the year ending December 31, 2003.

        Selected financial information for each reportable segment was as follows for the years ended December 31, 2003, 2002, and 2001 (in thousands):

	eLearning	Enrollment(1)	Total
2003—As Restated, see Note 2:
Total net revenue	$29,135	$7,725	$36,860
Income from operations	539	1,432	1,971
2003—As Previously Reported:
Total net revenue	$29,135	$7,725	$36,860
Income from operations	913	1,432	2,345
2002:
Total net revenue	$23,692	n/a	$23,692
Loss from operations	(4,863)	n/a	(4,863)
2001:
Total net revenue	$19,847	n/a	$19,847
Loss from operations	(12,668)	n/a	(12,668)

(1)
was acquired in October 31, 2003.

        The reconciliation of segment information to eCollege's consolidated total was as follows for the years ended (in thousands):

	December 31,
	2003 (As Restated, see Note 2)	2003 (As Previously Reported)	2002	2001
Net segment revenue	$36,860	$36,860	$23,692	$19,847
Income (loss) from operations:
Total segment earnings from operations	1,971	2,345	(4,863)	(12,668)
Amortization of purchased intangible assets	(249)	(249)	—	—

Total consolidated income (loss) from operations	$1,722	$2,096	$(4,863)	$(12,668)

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

	Years Ended December 31,
	2003	2002
eLearning	$11,845	$22,567
Enrollment	11,288	—
Goodwill and intangible assets	68,318	—
Corporate	10,572	—

	$102,023	$22,567

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

Geographic Information

        Substantially all of the Company's assets are located in and substantially all of the Company's operating results are derived from operations in the United States.

(11)    Valuation and Qualifying Accounts

	Balance at beginning of period	Additions	Deductions	Balance at end of period
December 31, 2003
Allowance for doubtful accounts	$166	$23	$(1)	$188
Allowance for deferred taxes	27,096	—	(5,174)	21,922
December 31, 2002
Allowance for doubtful accounts	173	—	(7)	166
Allowance for deferred taxes	25,240	1,856	—	27,096
December 31, 2001
Allowance for doubtful accounts	160	100	(87)	173
Allowance for deferred taxes	20,964	4,276	—	25,240

INDEX TO EXHIBITS

        The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities Exchange Commission.

Exhibit Number	Description
2.1(9)	Stock Purchase Agreement dated as of September 15, 2003, among Leeds Equity Partners III, I.P., Other Selling Parties Party Thereto, Datamark Inc. and the Registrant
3.1(1)	Second Amended and Restated Certificate of Incorporation.
3.2(1)	Amended and Restated Bylaws.
4.1(1)	Specimen Common Stock Certificate.
4.2(1)	Amended and Restated Registration Agreement made as of December 21, 1998 by and among the Registrant, each of the Series A Investors, each of the Series B Investors and each of the Series C Purchasers
4.3(2)	Registration Agreement between Company and Blumenstein/Thorne Information Partners I, L.P.
4.4(2)	Stock Option Agreement between Company and Blumenstein/Thorne Information Partners I, L.P.
4.5(8)	Form of Stock Purchase Agreement dated as of August 13, 2003, among eCollege.com and the purchasers identified on the Schedule of Purchasers on Schedule A thereto.
4.6(10)	Stock Purchase Agreement dated as of October 31, 2003, among the Company and the Investors listed on Schedule I attached thereto.
4.7(10)	Registration Rights Agreement dated as of October 31, 2003, among the Company and the stockholders listed on Exhibit A thereto.
4.8(10)	Registration Rights Agreement dated as of October 31, 2003, between the Company and Capital Resource Partners IV, L.P.
4.9(10)	Form of Promissory Note dated October 31, 2003 issued by the Company to the parties identified on Schedule A thereto in the aggregate principle amount of $7,000,000.
4.10(10)	Form of Promissory Note dated October 31, 2003 issued by the Company to the parties identified on Schedule A thereto in the aggregate principle amount of $5,000,000.
4.11(10)	Common Stock Purchase Warrant of the Company dated October 31, 2003 issued to Capital Resource Partners IV, L.P.
4.12(10)	Senior Subordinated Note dated October 31, 2003 issued by the Company to Capital Resource Partners IV, L.P.
4.13	Waiver of Registration Rights under Registration Agreement between Company and Blumenstein/Thorne Information Partners I. L.P. dated August 15, 2003
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
10.1(1)	Form of Indemnification Agreement by and between the Company and its outside directors.
10.2(1)	1999 Employee Stock Purchase Plan.
10.3(1)	1999 Stock Incentive Plan.
10.4(1)	Employment Agreement dated as of August 9, 1999 between the Company and Douglas H. Kelsall.
10.5(3)	Amendment to Employment Agreement dated as of March 12, 2001 between the Company and Douglas H. Kelsall.
10.6(3)	Employment Agreement, as amended, dated as of November 5, 1999 between the Company and Robert Haimes.
10.7(4)	Lease Agreement dated March 29, 2002 between Bedford Property Investors, Inc. and the Company.
10.8(4)	Employment Agreement dated as of March 1, 2002 between Mark Resmer and the Company.
10.9(5)	Amendment to Employment Agreement dated as of July 18, 2002 between Douglas H. Kelsall and the Company
10.10(5)	Employment Agreement dated as of September 5, 2002 between Robert S. Haimes and the Company.
10.11(5)	Employment Agreement dated as of July 31, 2002 between Ward R. Huseth and the Company.
10.12(5)	Employment Agreement dated as of July 31, 2002 between Matthew Schnittman and the Company.
10.13(5)	First Amendment to Lease Agreement dated September 30, 2002 between Bedford Property Investors, Inc. and the Company
10.14(7)	Employment Agreement dated June 20, 2003 between the Company and Oakleigh Thorne.
10.15(10)	Senior Subordinated Secured Note and Warrant Purchase Agreement dated as of October 31, 2003 among the Registrant, eCollege International, Inc. and Capital Resource Partners IV, L.P.
10.16(10)	Loan and Security Agreement dated as of October 30, 2003 among Silicon Valley Bank, the Company and Datamark Inc.
10.17(10)	Employment Agreement dated as of September 15, 2003 between Datamark Inc. and Arthur Benjamin.
10.18(10)	Employment Agreement dated as of September 15, 2003 between Datamark Inc. and Thomas Dearden.
10.19	Lease Agreement dated April 9, 1998 between Boyd Enterprises Utah, LLC and Datamark Systems
10.20	First Amendment to Lease Agreement dated as of April 12, 2001 between Boyd Enterprises Utah, LLC and Datamark Systems, Inc.

10.21	Second Amendment to Lease Agreement dated as of January 15, 2004 between Boyd Enterprises Utah, LLC and Datamark, Inc.
16.1(6)	Letter from Arthur Andersen LLP to the U.S. Securities and Exchange Commission dated July 1, 2002.
23.1	Consent of KPMG LLP.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1(10)
Audited financial statements for Datamark as of June 30, 2003 and December 31, 2002, 2001, and 2000, and for the six months ended June 30, 2003, the years ended December 31, 2002, and 2001, and for the period June 21, 1000 (date of inception) through December 31, 2000.
99.2(10)	Unaudited pro forma combined financial information for the year ended December 31, 2002, for the nine months ended September 30, 2003 and as of September 30, 2003.
99.3(10)
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

(6)
Filed as part of Current Report on 8-K filed with the Securities and Exchange Commission on July 1, 2002.

(7)
Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 12, 2003.

(8)
Incorporated by reference from the Company's 8-K filed with the Securities and Exchange Commission on August 21, 2003

(9)
Incorporated by reference from the Company's 8-K filed with the Securities and Exchange Commission on November 3, 2003

(10)
Incorporated by reference from the Company's 8-K/A filed with the Securities and Exchange Commission on December 2, 2003. Exhibits can be viewed at any SEC website.

Exhibits can be viewed at any SEC website.