Form 10-Q/A
period 2004-03-31
ECOLLEGE COM
filed 2004-08-24
CIK 1085653

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

FORM 10-Q/A

For the Three Months Ended March 31, 2004

Explanatory note

This Quarterly Report on Form 10-Q/A is being filed for the purpose of amending the Company’s Unaudited Condensed Consolidated Financial Statements to correct an error in the application of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.”  In August 2004, the Company determined that it was appropriate to restate previously issued financial statements to record adjustments for the correction of an error in accounting associated with the Company’s Employee Stock Purchase Plan (the “Purchase Plan”).  The Company is filing its amended Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2004 to reflect the restated financial statements for the period.

Effective January 1, 2003, the Company adopted a fair value-based method for accounting for employee stock-based compensation arrangements as prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” and related interpretations.  Upon reviewing the application of FASB Technical Bulletin 97-1, which addresses certain accounting matters associated with the application of SFAS No. 123, the Company determined that it should have recorded non-cash compensation expense for the fourth quarter of 2003 ($374,000) and the first quarter of 2004 ($588,000) in addition to amounts previously reported.  The additional compensation expenses reflect application of Technical Bulletin 97-1 with respect to the “look back” provisions of the Purchase Plan.  See Note 2 of the Notes to Consolidated Financial Statements included in Item 1 of this Report for a more detailed discussion of the circumstances giving rise to the restatement and related adjustments.

The impact of the restatement on net income for the three months ended March 31, 2004 was a decrease in net income of $588,000.

This Form 10-Q/A amends and restates Items 1, 2, and 4 in the original Form 10-Q as required to reflect the restatement, and includes currently dated certifications pursuant to the rules of the Securities and Exchange Commission. The foregoing items have not been updated to reflect other events occurring after the filing of the original Form 10-Q, or to modify or update those disclosures affected by subsequent events, except for those disclosures provided in Note 2 to the Unaudited Condensed Consolidated Financial Statements included in Item 1 of this Report and the information contained in the Company’s Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2004, as filed on the date hereof. All other information contained herein was included in the original Form 10-Q, which was filed with the Securities and Exchange Commission on May 10, 2004, speaks only as of such date and has not been amended or updated hereby. As a result, we recommend that you read this Form 10-Q/A in conjunction with all other periodic reports of the Company filed under the  Securities Exchange Act of 1934 (the “Exchange Act”) after the filing of the original 10-Q, including, without limitation, the information described in Note 2 to the Unaudited Condensed Consolidated Financial Statements included in Item 1 of this Report. All referenced amounts in this Form 10-Q/A for prior periods and prior period comparisons reflect the balances and amounts on a restated basis.

PART I
FINANCIAL INFORMATION

ITEM 1: CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

eCollege.com and subsidiaries

CONSOLIDATED BALANCE SHEETS

(in thousands except per share data)

(unaudited)

	March 31, 2004 (As Restated, see Note 2)	December 31, 2003 (As Restated, see Note 2)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$19,875	$15,974
Accounts receivable, net of allowances of $228 and $188, respectively	9,096	8,722
Due from former Datamark stockholders, including $1,000 in escrow	1,208	1,208
Other current assets	2,241	1,764
Total current assets	32,420	27,668

Property and equipment, net	5,679	5,268
Software development costs, net	—	314
Investments	511	—
Intangible assets, net	11,478	11,851
Goodwill	55,888	55,797
Other assets	1,097	1,125
TOTAL ASSETS	$107,073	$102,023
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,090	$4,643
Other accrued liabilities	5,188	5,724
Customer advances	1,542	753
Deferred revenue, current portion	4,009	1,746
Current portion of capital lease obligations	128	—
Line of credit	9,688	9,365
Current portion of long-term debt	1,000	1,000
Total current liabilities	26,645	23,231

LONG-TERM LIABILITIES:
Deferred revenue, net of current portion	63	97
Other liabilities	459	477
Capital lease obligations, net of current portion	251	—
Long-term debt, net of current portion	28,032	27,785
Total long-term liabilities	28,805	28,359
Total liabilities	55,450	51,590

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, no par value; 5,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value, 50,000 shares authorized, 20,151 and 20,119 shares issued, respectively, and 20,139 and 20,108 shares outstanding, respectively	201	201
Additional paid-in capital	121,407	121,301
Treasury stock at cost, 12 and 11 shares, respectively	(110)	(81)
Warrants, restricted stock rights, and options for common stock	7,917	6,880
Deferred compensation	(17)	(29)
Accumulated deficit	(77,775)	(77,839)
Total stockholders’ equity	51,623	50,433
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$107,073	$102,023

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	For the Three Months Ended
	March 31, 2004 (As Restated, see Note 2)	March 31, 2003
REVENUE:
eLearning:
Student fees	$7,374	$5,685
Campus and course fees	463	694
Other eLearning	370	320
Enrollment Marketing:
Direct mail	9,204	—
Interactive marketing	1,063	—
Media placement services	762	—
Other enrollment marketing	370	—
Total revenue	19,606	6,699

COST OF REVENUE:
eLearning cost of revenue	2,950	2,871
Enrollment marketing cost of revenue	7,069	—
Total cost of revenue	10,019	2,871
Gross profit	9,587	3,828

OPERATING EXPENSES:
Product development	1,760	1,439
Selling and marketing	2,704	1,258
General and administrative	3,368	1,538
Amortization of intangible assets	373	—
Total operating expenses	8,205	4,235
INCOME (LOSS) FROM OPERATIONS	1,382	(407)

OTHER INCOME (EXPENSE):
Interest income and other income (expense)	(34)	26
Interest expense	(1,244)	(55)
INCOME (LOSS) BEFORE INCOME TAXES	104	(436)

INCOME TAXES:
Provision for state income tax expense	40	—
NET INCOME (LOSS)	$64	$(436)

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE	$0.00	$(0.03)

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC	20,116	16,408
WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED	22,571	16,408

The accompanying notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Three Months Ended
	March 31,2004 (As Restated, see Note 2)	March 31,2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$64	$(436)
Adjustments to reconcile net income (loss) to net cash provided by operating activities-
Provision for doubtful accounts	40	—
Depreciation	567	594
Amortization of capitalized internal-use software development costs	314	314
Amortization of intangible assets	373	—
Amortization of debt issuance costs and discounts on debt	197	—
Stock-based compensation	1,050	42
Gains/losses on disposition of equipment	8	2
Changes in-
Accounts receivable	(414)	(116)
Other current assets	(477)	(161)
Other assets	28	41
Accounts payable and accrued liabilities	149	513
Deferred revenue and customer advances	3,018	507
Other liabilities	(18)	113
Net cash provided by operating activities	4,899	1,413
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(550)	(199)
Proceeds from disposition of property and equipment	6	7
Reclass of restricted cash to long-term investments	(511)	—
Net cash paid for business acquisition costs	(91)	—
Net cash used in investing activities	(1,146)	(192)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	115	42
Payment of stock issuance costs	(10)	—
Payments on leasing arrangements	(30)	(307)
Proceeds from and payments on line of credit, net	323	62
Payments on term loan	(250)	—
Net cash provided by (used in) financing activities	148	(203)
NET INCREASE IN CASH AND CASH EQUIVALENTS	3,901	1,018
CASH AND CASH EQUIVALENTS, beginning of period	15,974	13,633
CASH AND CASH EQUIVALENTS, end of period	$19,875	$14,651
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$702	$53
SCHEDULE OF NON-CASH ACTIVITIES:
Financed hardware purchases	$443	$—
Acquisition of treasury stock included in accrued liabilities	$29	$—

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

The impact of the restatement on net income for the quarter ended March 31, 2004 and the year ended December 31, 2003, is set forth below (in thousands, except per share data):

	For the Quarter Ended March 31, 2004	For the Year Ended December 31, 2003
Net income, as previously reported	$652	$942

Additional eLearning cost of revenue	(265)	(125)
Additional product development expense	(152)	(151)
Additional selling and marketing expense	(88)	(51)
Additional general and administrative expense	(83)	(47)

Total adjustment related to Employee Stock Purchase Plan	$(588)	$(374)

Net income, as restated	$64	568

Basic and diluted earnings per share, as previously reported	$0.03	$0.05
Effect of adjustment	$(0.03)	$(0.02)
Basic and diluted earnings per share, as restated	$0.00	$0.03

The following table sets forth the effects of the restatement adjustments discussed above on the Consolidated Balance Sheet at March 31, 2004 and December 31, 2003 (in thousands):

	March 31, 2004		December 31, 2003
	As Previously Reported	As Restated	As Previously Reported	As Restated

STOCKHOLDERS’ EQUITY:
Preferred stock	—	—	—	—
Common stock	201	201	201	201
Additional paid-in capital	121,580	121,407	121,428	121,301
Treasury stock	(110)	(110)	(81)	(81)
Warrants, restricted stock rights, and options for common stock	6,781	7,917	6,379	6,880
Deferred compensation	(17)	(17)	(29)	(29)
Accumulated deficit	(76,812)	(77,775)	(77,465)	(77,839)
Total stockholders’ equity	$51,623	$51,623	$50,433	$50,433

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$107,073	$107,073	$102,023	$102,023

Consolidation and Operating Segments

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such regulations. The unaudited condensed consolidated financial statements reflect all adjustments and disclosures that are, in the opinion of management, necessary for a fair presentation. All such adjustments are of a normal recurring nature. Certain amounts in the 2003 financial statements have been reclassified to conform to the 2004 presentation. Management does not believe the effects of such reclassifications are material. The results of operations for the interim period ended March 31, 2004 are not necessarily indicative of the results of the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A, for the year ended December 31, 2003.

The Company has determined that it has two reportable operating segments: its eLearning and Enrollment Marketing divisons. All of the Company’s operating results and identifiable assets are in the United States. The Company has eliminated intercompany transactions and balances in consolidation.

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

Revenue Recognition

The majority of the Company’s revenue through March 31, 2004 has been generated from direct mail and enrollment fees for students enrolled in online courses. The Company also generated modest amounts of revenue from interactive marketing, media placement services and enrollment fees for students enrolled in online supplements for on-campus or hybrid courses; services fees for the design, development, licensing and hosting of online digital campuses; and services fees for the design and development of online courses. Other revenue is primarily from professional consulting, other training services, retention services, and research services.

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

The table below summarizes the awards granted and the respective fair values of those awards for the three month periods ended March 31, 2004 and 2003:

	For the Three Months Ended March 31,
	2004	2003
Stock options granted to non-employee board members:
Shares underlying awards	3,264	20,304
Aggregate fair value of awards	$41	$48

Stock options granted to employees:
Shares underlying awards	—	44,700
Aggregate fair value of awards	$—	$95

Restricted stock awards:
Shares underlying awards	48,125	—
Aggregate fair value of awards	$897	—

The Company estimated the fair value of all awards using the Black-Scholes option pricing model and the following assumptions:

	For the Three Months Ended March 31,
	2004	2003
Stock options granted to non-employee board members:
Expected lives outstanding	5 years	5years
Expected volatility	85%	85%
Risk-free interest rates	3.4%	3.0%
Expected dividend yield	0%	0%

Stock options granted to employees:
Expected lives outstanding	—	2.2 years
Expected volatility	—	86%
Risk-free interest rates	—	3.0%
Expected dividend yield	—	0%

The estimated fair values of these awards are being amortized over the applicable vesting period.

The total stock-based compensation recorded was $1.1 million for the three months ended March 31, 2004, which included $21,341 for options granted, $634,609 for grants under the Purchase Plan, $382,482 for restricted share rights awarded, and $12,309 of deferred compensation from restricted stock awards granted prior to 2003. Stock-based compensation recorded for the three months ended March 31, 2003 was $41,694.

As required by SFAS No. 123, the Company presents pro forma disclosures of its net income (loss) using the fair value-based accounting model for awards granted prior to January 1, 2003, as shown below (in thousands, except per share data):

	Three Months Ended March 31,
	2004	2004	2003
	(As Restated)	(As Previously Reported)

Net income (loss) as reported:	$64	$652	$(436)
Add back: Stock-based compensation expense, as reported	1,050	462	42
Subtract: Stock-based compensation expense, pro forma	(1,123)	(535)	(258)
Pro forma income (loss)	$(9)	$579	$(652)
Basic and diluted net income (loss) per share:
As reported	$0.00	$0.03	$(0.03)
Pro forma	$0.00	$0.03	$(0.04)

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

The Company has determined that approximately $21 million of deferred tax assets as of March, 2004 did not satisfy the realization criteria under accounting principles generally accepted in the United States of America, primarily due to the Company’s history of operating losses. Accordingly, a valuation allowance has been recorded against the Company’s deferred tax assets. Should management conclude that these deferred tax assets are, realizable, the valuation allowance will be reversed to the extent of such realizability. The reversal of the valuation allowance, if any, would be recognized as deferred income tax benefit, excluding the reversal of non-qualified stock-based compensation, as described above, which will be recognized as an increase to Additional Paid-in Capital.

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share is computed by (i) adjusting net income (loss) for the effects, if any, of assuming the conversion of certain convertible securities, and (ii) adjusting the weighted average number of shares outstanding for the effects, if any, of common shares issuable upon the conversion or exercise of certain securities such as warrants and options for common stock outstanding during the period, if the effect of such adjustments is dilutive. Certain options and warrants to purchase shares of common stock were dilutive as of March 31, 2004 and, using the treasury stock method, resulted in an additional 2.5 million weighted-average common shares outstanding for the computation of diluted net income per share for the three months ended March 31, 2004. There were no adjustments to net income in the determination of dilutive net income per share for the year ended March 31, 2004. As a result of the Company’s net loss for the three months ended March 31, 2003, all potentially dilutive securities would be anti-dilutive and are excluded from the computation of diluted loss per share for that period. Common stock equivalents for March 31, 2004 and 2003 which would have been included except for their anti-dilutive effect are approximately 11,000 and 3.2 million, respectively.

The Company has never paid cash dividends on its stock, and is currently precluded from doing so under its borrowing agreements.

Comprehensive Income (Loss)

Total comprehensive income (loss) is the same as net income (loss) for the three months ended March 31, 2004 and 2003, respectively.

Accounts Receivable

The Company maintains an allowance for doubtful accounts based upon the expected collection of accounts receivable. A portion of the allowance is related to specific-identified doubtful accounts, while the majority of the allowance is not account-specific, but rather based on management’s analysis of several factors, including sales volume and collection history. The methodology used to determine the minimum allowance balance is based on the Company’s prior collection experience and is generally related to the accounts receivable balance in various aging categories. The balance is also influenced by specific customers’ financial strength and circumstance. Accounts that are determined to be uncollectible are written off in the period in which they are determined to be uncollectible. Periodic changes to the allowance balance are recorded as increases or decreases to bad debt expense, which is included in the “General and administrative” expense in the accompanying consolidated statements of operations. At March 31, 2004 and December 31, 2003, the allowance for doubtful accounts was $228,000 and $188,000, respectively. One customer accounted for 13% of the consolidated gross accounts receivable balance at December 31, 2003. The Company has since collected the balance from this customer.

Software Development Costs

The Company’s activities include ongoing development of internal-use software used in connection with delivery of services via its proprietary software platform and network. Pursuant to the provisions of the AICPA’s Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” costs incurred during the application development stage are capitalized and costs incurred during the preliminary project and the post-implementation stages are expensed as incurred. Capitalized software development costs are amortized using the straight-line method over their estimated useful lives, generally three years. Amortization begins when the products are ready for their intended use.

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

Other Accrued Liabilities

Other accrued liabilities are comprised primarily of accrued compensation expense and the related taxes, as well as other accrued expense items as of each reporting date as shown below (in thousands):

	March 31,
	2004	2003
Accrued compensation and related taxes	$3,756	$4,178
Other accruals	1,432	1,546
Total other accrued liabilities	$5, 188	$5,724

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

Schedules of Long-Term Debt and Capital Lease Obligations

The following is a summary of the Company’s long-term debt and capital lease obligations as of March 31, 2004 and December 31, 2003, respectively (in thousands):

	March 31, 2004	December 31, 2003
Term loan	$2,667	$2,917

Seller notes, principal of $12.0 million	9,412	9,071
Senior subordinated notes, principal of $20.0 million	16,953	16,797
Capital lease obligations	379	—
Total	29,411	28,785
Less current portion	(1,128)	(1,000)
Long-term portion	$28,283	$27,785

The following is a schedule by year of future principal debt payments, as of March 31, 2004. Amounts represent the contractual cash payments of our debt and exclude the debt discounts discussed above (in thousands):

Period ending December 31,	Term Loan	Senior Subordinated Notes	Seller Notes	Total

2004	$750	$—	$—	$750
2005	1,000	—	—	1,000
2006	917	—	—	917
2007	—	5,000	—	5,000
2008	—	15,000	12,000	27,000

Principal of debt obligations	$2,667	$20,000	$12,000	$34,667

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
$5,924

(6) Segment Information

Description of Segments

Beginning October 31, 2003, as a result of the acquisition of Datamark, eCollege organized its operations into two business segments: eLearning and Enrollment. eCollege’s organizational structure is based on factors that management uses to evaluate, view and run its business operations which include, but are not limited to, customer base, homogeneity of products, technology and delivery channels. The business segments are based on this organizational structure and information reviewed by eCollege’s management to evaluate the associated business group results. A description of the types of products and services provided by each reportable segment follows:

•                  eLearning provides software products, consisting of online campuses, courses, and course supplements, through hosting services in the Company’s data centers. The eLearning division also provides services complementing the software products, including design, development, and management of online campuses and courses, as well as ongoing administration, faculty and student support. eLearning’s suite of products and services enable customers to either completely outsource the development of their online campus and courses, or to select individual products and services to meet their unique needs.

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

Selected financial information for each reportable segment, together with a reconciliation of segment information to eCollege’s consolidated total, was as follows for the three months ended March 31, 2004 and 2003 (in thousands):

	For the Three Months Ended March 31, 2004— As Restated, see Note 2				For the Three Months Ended March 31, 2004— As Previously Reported
	eLearning	Enrollment	Corporate	Total	eLearning	Enrollment	Corporate	Total
Revenue	$8,207	$11,399	n/a	$19,606	$8,207	$11,399	n/a	$19,606

Income from operations	$1,174	$1,589	$(1,381)	$1,382	$1,762	$1,589	$(1,381)	$1,970

	For the Three Months Ended March 31, 2003
	eLearning	Enrollment(1)	Corporate	Total
Revenue	$6,699	n/a	n/a	$6,699

Income from operations	$(407)	n/a	n/a	$(407)

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In August 2004, the Company determined that it was appropriate to restate previously issued financial statements to record adjustments for correction of an error in accounting associated with the Company’s Employee Stock Purchase Plan (the “Purchase Plan”). Effective January 1, 2003, the Company adopted a fair value-based method for accounting for employee stock-based compensation arrangements as prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” and related interpretations.  Upon reviewing the application of FASB Technical Bulletin 97-1, which addresses certain accounting matters associated with the application of SFAS No. 123, the Company determined that it should have recorded non-cash compensation expenses for the fourth quarter of 2003 ($374,000) and the first quarter of 2004 ($588,000), in addition to amounts previously reported.   The additional compensation expenses reflect application of Technical Bulletin 97-1 with respect to the “look back” provisions of the Purchase Plan.  This filing reflects the restatement of the Consolidated Balance Sheet as of December 31, 2003.

Certain statements in this Item 2 and elsewhere in this Report on Form 10-Q/A contain forward-looking statements which were made at the time the original 10-Q was filed on May 10, 2004, speak only as of such date, are subject to the factors described below and must be considered in light of any subsequent statements, including forward looking statements, contained in any written statement subsequent to the original filing date including statements made in filings on forms 8-K and 10-Q/A. Such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  You can identify these forward-looking statements when you see us using words such as “expect,” “anticipate,” “estimate,” “plan,” “believe” and other similar expressions. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of, among other things, changes in economic conditions in the markets served by the Company, increasing competition, and other unanticipated events and conditions, as well as the factors described in the Risk Factors and elsewhere in this report, and in the Company’s other SEC filings. We undertake no obligation to publicly update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future, except as required by law.

You can download and read our Annual Report on Form 10-K/A free of charge on the Internet by going to the Investor Relations section of our corporate website at www.eCollege.com and clicking on the “Annual Report” link. You can also obtain access to our other SEC filings from the Investor Relations section via a hyperlink to a third-party SEC Filings web site as soon as reasonably practicable after those reports are electronically filed with or furnished to the SEC.  However, our corporate website should not be considered a part of this filing.

The following discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and Notes thereto appearing elsewhere in this Report on Form 10-Q/A as well as our Annual Report on Form 10-K/A for the year ended December 31, 2003.

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

We achieved revenue of $19.6 million for the first quater of 2004, up 193 percent from $6.7 million for the first quarter of 2003.  eCollege’s first quarter results include revenue of $8.2 million from our eLearning Division and $11.4 million from our Enrollment Division, Datamark, which was acquired on October 31, 2003. We expect revenue to increase during the three months ending June 30, 2004 and range from $20.3 to $20.8 million.

In the long-term, future increases in our cost of revenue should be less than the expected increases in our revenue, as our eLearning division’s student fee revenue increases and we utilize existing capacity in our data centers. However, in the second quarter of 2004 we expect to see gross profts remain relatively consistent with those realized during the three months ended March 31, 2004, as we make investments to expand the non-direct mail enrollment marketing product lines that are expected to continue to grow throughout the remainder of the year.

Consistent with our operating budget for the year, we also expect our operating expenses to increase by approximately $600 thousand during the second quarter of 2004 compared to the levels incurred during the first quarter ended March 31, 2004, as we are investing in the expansion of our eLearning development resources and adding resources to handle our anticipated growth in the Enrollment division and incur some additional costs associated with other corporate initiatives. We expect stock-based compensation expense and amortization associated with identifiable intangible assets and interest related to the discount on our debt of approximately $1.1 million during the second quarter of 2004. We also expect to record depreciation expense of approximately $600 thousand during the three months ending June 30, 2004. Total interest expense, excluding the amortization associated with the discount on our debt, is expected to range from $1.0 to $1.2 million during the second quarter of 2004.

For the three months ended March 31, 2004, we achieved net income of $64 thousand and we expect to again achieve net income during the three months ending June 30, 2004; ranging from $600 to $800 thousand.

For the entire year ending December 31, 2004, we estimate that revenue will range from $87 to $89 million and our net income will be toward the high end of the previously estimated range of $4.4 to $6.4 million.

These estimates are subject to numerous risks and uncertainties (see the discussion of Risk Factors beginning on page 31). We undertake no obligation to publicly update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

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

Strategically, the Datamark acquisition broadens our market position in the proprietary post-secondary education market that we already serve through our eLearning division. It also increases the service offerings we have along the student life cycle. With the new offerings from Datamark, such as enrollment marketing, admissions training, and retention improvement solutions, as well as the potential for new integrated products between our Enrollment and eLearning divisions in the future, we can strengthen our relationships with our customers in that sector. The primary operating benefits of the Datamark acquisition are expected to be cross-selling to each other’s customer base and offering new products and services to the post-secondary education market. Selling enrollment marketing services to our combined customer base should also increase Datamark’s revenue and increase the growth of eCollege’s eLearning student technology service fees.

In the past, we have analyzed numerous potential acquisitions and will continue to do so in the future, as we look to expand our value added information service offering for the post-secondary education market.

Key Indicators of Financial Condition and Operating Performance

The proprietary post-secondary education market has experienced a significant amount of growth over the last few years.  eCollege has benefited from, and participated in, that growth as well. eCollege’s net revenue was $19.6 million in the three months ended March 31, 2004 as compared to $6.7 million in the three months ended March 31, 2003, an increase of 193 percent. The increase in net revenue reflects the $11.4 million increase in revenue generated from new products and solutions as a result of the acquisition of Datamark as well as a $1.7 million increase in student technology service fees due to an increase in the number of student enrollments in online courses hosted by our eLearning division.  Net income for the first quarter of 2004 was $64 thousand, compared to a net loss for the first quarter last year of $436 thousand.  The increase in our net income was achieved through the addition of our Enrollment division, realization of operating leverage on the generally-fixed nature of our eLearning division’s data center expenses as our student fee revenue increased, and the improved cost control of our other operating expenses despite increase in total costs.

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

Our acquisition of Datamark, as well as the adoption of a fair value-based method for accounting for employee stock-based compensation arrangements, has affected the comparability of our results as well as the complexity of our financial statements. As a result, in order to understand and compare our business, management often reviews operating results before interest income and expense, taxes on income and non-cash charges primarily related to depreciation, amortization of intangible assets and capitalized software, and stock-based compensation.  For the three months ended March 31, 2004, we incurred interest expense (net of interest income) of $1.2 million, income taxes of $40 thousand, depreciation expense of $567 thousand, amortization of intangible assets of $373 thousand, amortization of capitalized software costs of $314 thousand, and stock-based compensation of $1.1 million.

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

Enrollment marketing revenue grew 25 percent in the first quarter of 2004 as compared to the pro forma first quarter of 2003 (see table of pro forma information later in this Item 2). The increase in revenue is due in part to the 16 percent increase in direct mail enrollment marketing; however other services such as interactive marketing and media placement services have become larger contributors to our total Enrollment marketing revenue. Revenue from enrollment marketing services other than direct mail increased 92 percent in the first quarter of 2004 over the first quarter of 2003 percent.  The Enrollment division’s revenue mix has changed as a result of this growth, as non-direct mail revenue has increased from 13 percent of the division’s total revenue in the first quarter of 2003 to 19 percent in the first quarter of 2004.  This change in revenue mix is expected to have a favorable impact on our gross and operating margins in the long-term since interactive and media placement services have the potential to be more scalable than direct mail. We expect this trend in our Enrollment division revenue mix will continue in the future although not necessarily at the same pace.

As noted previously, our eLearning customers benefit from volume discounts on their student technology fees based on the success of their distance programs. In addition, they often guarantee a minimum amount of student technology fees for each year they are under contract with us, for which they receive further discounts on our services. Therefore, as we expected, the 30 percent increase in our student fee revenue during the first quarter was not directly proportional to the increase in our customers’ online student enrollments in 2004 compared to 2003. In addition, our customers have also begun to use our eCourse product for alternative uses, such as for continuing education for faculty.  Therefore, due to the pricing and length of academic terms for such alternative courses, revenue is not expected to follow the historical trends of our traditional eCourse enrollment fees. Student enrollments in fully-distance eCourses are expected to increase 59 percent in the Spring of 2004, however if we exclude the alternative-use eCourse enrollments mentioned previously, that increase is expected to be approximately 44 percent. The total corresponding revenue earned from traditional online distance enrollments that start in the spring academic term is expected to increase 20 percent in 2004 compared to 2003. We expect this trend of enrollment growth outpacing revenue growth to continue throughout the remainder of 2004, however not necessarily at the same rate as in the spring academic term.

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

	Distance Course Enrollments		On-Campus / Hybrid Course Supplement Enrollments		Total Student Enrollments
	2004(1)	2003	2004(1)	2003	2004(1)	2003
ACADEMIC TERM:
Spring (January 1 - May 15)	220,000	138,630	260,000	97,925	480,000	236,555
Summer (May 16 - August 15)	98,000	70,129	177,000	31,658	275,000	101,787
Fall (August 16 - December 31)	162,000	118,549	282,000	170,225	444,000	288,774
Total Student Enrollments	480,000	327,308	719,000	299,808	1,199,000	627,116

(1)          Projected as of May 4, 2004.

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

For a more detailed explanation of revenue components and the growth trends, please see the information under the “Historical Results” section of the “Results of Operations and Future Outlook” category of this Item 2.

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

Critical Accounting Policies

Revenue recognition, accounting for stock-based compensation, accounting for the issuance of debt obligations, valuation of goodwill and identifiable intangible assets, software development costs, and income taxes are all critical accounting policies for our Company. These policies have been discussed with, and are evaluated by, our Board of Directors’ audit committee and independent auditors and are substantially consistent with the policies in effect during 2003. Each of the policies is discussed in detail in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K filed on March 15, 2004.

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

	Three Months Ended March 31,
	2004 (As Restated, see Note 2)	2004 (As Previously Reported)	2003 Pro forma
Revenue	$19,606	$19,606	$15,805
Cost of revenue	10,019	9,754	9,285
Gross profit	9,587	9,852	6,520
Operating expenses	8,205	7,882	6,875
Income (loss) from operations	1,382	1,970	(355)
Other income (expense), net	(1,278)	(1,278)	(1,246)
Income (loss) before taxes	104	692	(1,601)
Provision for tax expense	40	40	—
Net income (loss)	$64	$652	$(1,601)
Basic and diluted net income (loss) per share	$0.00	$0.03	$(0.08)

Management believes investors and potential investors should consider pro forma financial information for the first quarter of 2003 as an additional and meaningful basis for comparison with the actual results of the first quarter of 2004. The Company’s revenue for the first quarter of 2004 is an increase of 24 percent over pro forma first quarter 2003 revenue of $15.8 million, which includes $9.1 million of revenue from Datamark. The Company’s net income for the first quarter of 2004 of $64 thousand ($0.00 per share, calculated on an average of 22.6 million diluted shares) is an improvement of $1.7 million over the pro forma net loss of $1.6 million ($0.08 loss per share, calculated on an average of 19.5 million diluted shares) for the first quarter of 2003.

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

Total revenue increased 193% to $19.6 million for the three months ended March 31, 2004 from $6.7 million for the three months ended March 31, 2003. The new Enrollment division was responsible for $11.4 million of this increase, primarily from the direct mail marketing services which accounted for $9.2 million, as well as interactive and media placement services totaling $1.1 million and $762 thousand, respectively. The remaining $1.5 million of the increase in revenue is primarily due to a $1.7 million increase in student fees from online courses offset by a decline in campus and course fees of $231 thousand.

Student fees increased by 30% to $7.4 million for the three months ended March 31, 2004, from $5.7 million for the three months ended March 31, 2003. The increase in our student fee revenues is due to an expected 59% increase in the number of student enrollments in online eCourses beginning in the spring academic term, compared to the same academic term in 2003. Our eLearning customers benefit from volume discounts on their student fees based on the success of their distance programs. In addition, they often guarantee a minimum amount of student fees for each year they are under contract with us, for which they receive further discounts on our services. Therefore, as we anticipated, the 30% increase in our student fee revenue was not directly proportional to the increase in our customers’ online student enrollments for the three months ended March 31, 2004.

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

Cost of revenue increased by $7.1 million, or 249%, to $10.0 million for the three months ended March 31, 2004, from $2.9 million for the same period in 2003. The newly acquired Enrollment division increased direct mail and other cost of revenue for the three months ended March 31, 2004 by $7.1 million. eLearning cost of revenue increased by $79,000 or 3% to $3.0 million for the three months ended March 31, 2004. This increase is mainly attributable to the increase in stock based compensation expense associated with our Employee Stock Purchase Plan of $285,000 and commission expense of $83,000. Offsetting these increased expenses were reduced depreciation expense of $178,000, rent expense of $45,000 and reduced salaries and related benefits of $53,000. Amortization expense related to our capitalized software costs for both of the three months ended March 31, 2004 and 2003 was $314,000.

Our eLearning operations personnel decreased slightly to 89 as of March 2004 from 94 in March 2003, as we were able to meet our customers’ demands as we were able to improve on our operating efficiencies of our course development, and consulting services. We had 154 employees in our Enrollment division’s operations and account management areas at March 31, 2004.

Despite the expected increase in revenue that we expect from our eLearning divison, that division’s cost of revenue, as an absolute dollar amount, is expected to remain fairly stable in the second quarter of 2004 as compared to the first quarter of 2004, due to operating efficiencies and current excess capacity in our data centers. We do expect to increase our cost of revenue at our Enrollment division, as we invest in additional resources to handle our anticipated growth of non-direct main revenue product lines later in the year. In addition, postage costs, raw material costs, as well as all costs associated with the purchase/license of mailing lists could change in the future, thus affecting our total cost of revenue, but not materially affecting our overall gross profits.

Gross Profit. We realized gross profit of $9.6 million, resulting in a 150% or $5.8 million increase for the three months ended March 31, 2004 compared to the $3.8 million we realized during the same period in 2003. The new Enrollment division contributed $4.3 million to our gross profit, while the eLearning division contributed $5.3 million for the three months ended March 31, 2004. The favorable increase of $1.5 million related to the eLearning division was primarily due to the increase in our student fees, which have a relatively higher contribution margin than most of our other revenue sources due to the operating leverage on the generally-fixed nature of our data center expenses.

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

Product Development. Product development includes costs of maintaining, developing, creating, and improving our online solutions and software products. These costs consist primarily of employee compensation and benefits, consulting fees, occupancy, and depreciation expenses.  Product development expenses increased to $1.8 million for the three months ended March 31, 2004 from $1.4 million for the three months ended March 31, 2003. The Enrollment division did not incur expenses related to product development during the three months ended March 31, 2004.

The eLearning division recognized increased expenses in salaries and related benefits related to additional staff personnel of $115,000 and $18,000 related to increased system costs and office expense, respectively. Additional expenses incurred relate to our Employee Stock Purchase Plan of $165,000 and our off-shore initiative in Sri Lanka of $110,000. In January 2004, the Company decided, based on timing and cost considerations, to supplement our development efforts by committing resources to offshore development in Sri Lanka. eCollege entered into an agreement with a third party to provide software development and related support services for non-critical development projects. Offsetting these increased costs were savings of $66,000 related to consulting expenses

Our development staff increased to 60 as of March 31, 2004 from 52 in the same period in 2003. All development personnel in the three months ended March 31, 2004 and 2003 were in the eLearning division.

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

Selling and Marketing. The principal components of our selling and marketing expenses in both divisions are employee compensation and benefits, advertising, industry conferences, and travel. Other significant components include marketing collaterals and direct mailings, consulting fees, occupancy, and depreciation expenses.  Selling and marketing expenses increased to $2.7 million from $1.3 million for the three months ended March 31, 2004 and 2003, respectively. The Enrollment division had $1.4 million of selling and marketing expenses recorded during the three months ended March 31, 2004, therefore accounting for the entire increase on a consolidated basis. For the eLearning division, selling and marketing expenses remained relatively flat for the three months ended March 31, 2004 compared to the same period in 2003. Increases in travel and office expense of $42,000 and stock based compensation expense related to our Employee Stock Purchase Plan of $95,000 were offset by reduced expenses in conference, promotions, rent and depreciation expense.

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

General and administrative expenses increased $1.8 million to $3.4 million from $1.5 million, of which $1.3 million related to the newly acquired Enrollment division. Increased expenses related to executive recruiting fees, as well as audit, legal, consulting, travel expenses and stock based compensation expense related to our Employee Stock Purchase Plan of $89,000.  We have recently completed our search for a new Chief Financial Officer and expect to incur additional expenses related to his hire beginning in May 2004. Additional increases were due to executive compensation and benefits including stock-based compensation. These increased costs were offset by decreases in franchise taxes, investment banking fees, Board costs and depreciation expenses of $299,000. Our total executive and administrative personnel increased to 53 at March 31, 2004 from 32 at March 31, 2003 due primarily to the addition of the Enrollment division’s executive and administrative employees.

We record stock-based compensation in connection with the grant of stock options and restricted share rights to employees, officers, and directors in accordance with our stock-based compensation accounting policy. The deferred charge is being amortized over the relevant vesting periods of such options or restricted share rights, which range from 1 to 5 years. We recorded $1.1 million of stock-based compensation in the three months ended March 31, 2004. Portions of such compensation expense were allocated to cost of revenue, selling and marketing expense, and product development expense, as appropriate, based on the recipients of the awards, however the majority of the stock-based compensation expense ($356,000) relates to our executive teams at the two operating divisions and corporate officers and was therefore included in general and administrative expense.

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

Net income. Our net income increased to $64,000 or $0.00 per basic and diluted share for the three months ended March 31, 2004 from a net loss of $436,000 or $0.03 per basic and diluted share for the three months ended March 31, 2003. We expect to have net income in the range of $600,000 to $800,000, or $0.03 to $0.04 per diluted share for the three months ending June 30, 2004.

Liquidity and Capital Resources

The Company’s cash and cash equivalents increased by $3.9 million from $16.0 million at December 31, 2003, to $19.9 million at March 31, 2004. The increase from December 31, 2003 was primarily due to cash provided by operating activities of $4.9 million and cash provided by financing activities of $148,000, offset by cash used in investing activities of $1.1 million. Included in cash provided by financing activities for the three months ended March 31, 2004 was $115,000 received from issuing additional common stock related to stock options that were exercised during the period. Included in the cash provided by operations for the three months ended March 31, 2004 were adjustments to net income of $1,050,000, $567,000, and $884,000 for non-cash stock-based compensation, depreciation and amortization expense, respectively.  Included in cash used in investing activities for the three months ended March 31, 2004 was a $511,000 reclass of cash pledged as collateral and invested in a certificate of deposit with a one year maturity.

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

Increases In Postal Rates and Paper Costs Could Harm Datamark’s Business.

The direct marketing activities of Datamark may be adversely affected by postal rate increases, especially increases that are imposed without sufficient advance notice to allow adjustments to be made to marketing budgets. Increased postal rates may lead to pressure from Datamark’s customers to reduce its prices for its services in order to offset any postal rate increase. Higher paper costs prices may also cause Datamark’s customers to conduct fewer or smaller mailings, which could cause a corresponding decline in the demand for Datamark’s services. Any of these occurrences could materially and adversely affect the business, financial condition and results of operations of Datamark and eCollege as a whole.

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

A hypothetical ten percent change in market interest rates over the next year would not have a material effect on the fair value of the Company’s debt instruments or its cash equivalents, nor would it materially impact the Company’s earnings or cash flow associated with the Company’s cash investments. Although the Company’s revolving line of credit bears interest at an adjustable rate of prime plus 1.25%, a hypothetical ten percent change in the market rates as of March 31, 2004 would not have a material effect on the Company’s earnings and cash flows in 2004, as the entire borrowings outstanding at December 31, 2003 and March 31, 2004 were repaid on January 2, 2004 and April 1, 2004, respectively. The Company anticipates drawing on its new line of credit only for short-term periods during the remainder of 2004.

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

As discussed in the Restatements section of Note (2) to the Unaudited Condensed Consolidated Financial Statements, we identified an error in the accounting for the Company’s Employee Stock Purchase Plan prior to the issuance of the June 30, 2004 interim financial statements.   As a result, we concluded that, as of March 31, 2004, there was a material weakness in our internal controls over financial reporting relating to the adoption and implementation of new accounting pronouncements relevant to the Company’s financial statements.  The accounting error was discovered by the Controller of the Company’s eLearning division, who immediately informed senior management.  Upon becoming aware of these issues, management informed the members of the Company’s Disclosure and Audit Committees and identified correcting accounting entries.  The Company is in the process of taking the following steps to improve its internal control over financial reporting:

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

In December 2002, the Company was named as a defendant in the lawsuit captioned IP Innovation, LLC, Plaintiff vs. Thomson Learning, Inc., eCollege.com, Digitalthink, Inc., Docent, Inc., Blackboard, Inc., Global Knowledge Network, Inc., and The Princeton Review, Inc., Defendants, Case No. H-02-2031, In the United States District Court for the Southern District of Texas, Houston Division. The lawsuit was originally captioned IP Innovation, LLC, Plaintiff vs. WebCT, Inc., and Thomson Learning, Inc, Defendants, Case No. H-02-2031, In the United States District Court for the Southern District of Texas, Houston Division. The case involves claims of patent infringement. Although no assurances can be given that this matter will be resolved in the Company’s favor, we believe that the case is without merit, and that the ultimate resolution of the lawsuit will not have a material adverse effect on the operating results or the financial position of the Company. The Company intends to vigorously defend against this claim. Summary judgments have been filed in April, 2004 and the Company is awaiting a response from the plaintiff which is due no later than May 20, 2004.

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

The following is a list of exhibits filed as part of this Report on Form 10-Q/A.

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

SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in Denver, Colorado, on this 24th day of August, 2004.

eCollege.com

/s/ Oakleigh Thorne
Name: Oakleigh Thorne
Title: Chief Executive Officer and Chairman of the Board of Directors

(principal executive officer)

/s/ Reid E. Simpson
Name: Reid E. Simpson
Title: Chief Financial Officer
(principal financial officer)