Form 10-Q/A
period 2004-06-30
ECOLLEGE COM
filed 2004-08-24
CIK 1085653

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

eCollege.com and subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Six Months Ended
	June 30, 2004	June 30 ,2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$718	$(161)
Adjustments to reconcile net income (loss) to net cash provided by operating activities—
Provision for doubtful accounts	61	—
Depreciation	1,163	1,089
Amortization of capitalized internal-use software development costs	314	628
Amortization of intangible assets	746	—
Amortization of debt issuance costs and discounts on debt	504	—
Interest accrued on long-term debt	600
Stock-based compensation	2,003	136
(Gains) losses on disposition of equipment, net	63	6
Changes in-
Accounts receivable	(4,139)	(757)
Other current assets	(498)	(119)
Other assets	25	82
Accounts payable and accrued liabilities	480	6
Deferred revenue and customer advances	3,344	469
Other liabilities	(36)	(51)
Net cash provided by operating activities	5,348	1,328
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,223)	(353)
Proceeds from disposition of property and equipment	6	6
Capitalized software costs	(413)	—
Reclassification of restricted cash to long-term investments	(513)	—
Net cash paid for business acquisition costs	(142)	—
Net cash used in investing activities	(2,285)	(347)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	890	835
Payment of stock issuance costs	(10)	—
Payments on leasing arrangements	(62)	(1,594)
Proceeds from and payments on line of credit, net	323	177
Proceeds from term loan	—	1,280
Payments on term loan	(500)	—
Net cash provided by financing activities	641	698
NET INCREASE IN CASH AND CASH EQUIVALENTS	3,704	1,679
CASH AND CASH EQUIVALENTS, beginning of period	15,974	13,633
CASH AND CASH EQUIVALENTS, end of period	$19,678	$15,312
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$2,075	$80
SCHEDULE OF NON-CASH ACTIVITIES:
Financed hardware purchases	$443	$19
Acquisition of treasury stock included in accrued liabilities	$67	$13

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

The impact of the restatement on net income for the quarters ended March 31, 2004 and December 31, 2003 and the year ended December 31, 2003, is set forth below (in thousands, except per share data):

	Quarter Ended March 31, 2004	Quarter Ended December 31, 2003	Year Ended December 31, 2003
Net income, as previously reported	$652	$432	$942

Additional eLearning cost of revenue	(265)	(125)	(125)
Additional product development expense	(152)	(151)	(151)
Additional selling and marketing expense	(88)	(51)	(51)
Additional general and administrative expense	(83)	(47)	(47)

Total adjustment related to Employee Stock Purchase Plan	$(588)	$(374)	$(374)

Net income, as restated	$64	$58	$568

Basic and diluted earnings per share, as previously reported	$0.03	$0.02	$0.05
Effect of adjustment	(0.03)	(0.02)	(0.02)
Basic and diluted earnings per share, as restated	$0.00	$0.00	$0.03

The following table sets forth the effects of the restatement adjustments discussed above on the Consolidated Balance Sheets at March 31, 2004 and December 31, 2003 (in thousands).

	March 31, 2004		December 31, 2003
	As Previously Reported	As Restated	As Previously Reported	As Restated

STOCKHOLDERS’ EQUITY:
Preferred stock	$—	$—	$—	$—
Common stock	201	201	201	201
Additional paid-in capital	121,580	121,407	121,428	121,301
Treasury stock	(110)	(110)	(81)	(81)
Warrants, restricted stock rights, and options for common stock	6,781	7,917	6,379	6,880
Deferred compensation	(17)	(17)	(29)	(29)
Accumulated deficit	(76,812)	(77,775)	(77,465)	(77,839)
Total stockholders’ equity	$51,623	$51,623	$50,433	$50,433

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$107,073	$107,073	$102,023	$102,023

Concurrent with the filing of this Report on Form 10-Q/A, the Company is filing an amended Annual Report on Form 10-K/A for the year ended December 31, 2003 and an amended Quarterly Report on Form 10-Q/A for the three months ended March 31, 2004 reflecting the impact of the restatements.

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

The table below summarizes the awards granted and the respective fair values of those awards for the three and six month periods ended June 30, 2004 and 2003. As discussed earlier in Note 2, the information for the six-month period ended June 30, 2004 includes restated results for the three-month period ended March 31, 2004 ($ in thousands).

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
Stock options granted to non-employee board members:
Shares underlying awards	—	—	3,264	20,304
Aggregate fair value of awards	$—	$—	$41	$48

Stock options granted to employees:
Shares underlying awards	—	4,500	—	49,200
Aggregate fair value of awards	$—	$19	$—	$114

Restricted stock awards:
Shares underlying awards	21,663	—	69,788	—
Aggregate fair value of awards	$415	—	$1,312	—

Employee stock purchase plan:
Shares underlying awards	37,624	103,974	37,624	103,974
Aggregate fair value of awards	$253	$228	$253	$228

The following table summarizes the impact of the restatement (as discussed earlier) on the aggregate stock based compensation related to the Company's Employee Stock Purchase Plan ($ in thousands):

	Quarter ended March 31, 2004	Quarter ended December 31, 2003	Year Ended December 31, 2003
Employees stock purchase plan:
Shares underlying awards	—	118,992	222,966
Aggregate fair value of awards, as restated	$—	$1,962	$2,239

The Company estimated the fair value of all awards using the Black-Scholes option pricing model and the following assumptions:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
Stock options granted to non-employee board members:
Expected lives outstanding	5 years	5years	5 years	5years
Expected volatility	85%	85%	85%	85%
Risk-free interest rates	3.4%	3.0%	3.4%	3.0%
Expected dividend yield	0%	0%	0%	0%

Stock options granted to employees:
Expected lives outstanding	—	2.2 years	—	2.2 years
Expected volatility	—	76%	—	85%
Risk-free interest rates	—	2.6%	—	3.0%
Expected dividend yield	—	0%	—	0%

Employee stock purchase plan:
Expected lives outstanding	6 months - 2 years	6 months - 2 years	6 months - 2 years	6 months - 2 years
Expected volatility	66%	68%	66%	68%
Risk-free interest rates	1.4%	1.3%	1.4%	1.3%
Expected dividend yield	0%	0%	0%	0%

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

As required by SFAS No. 123, the Company presents pro forma disclosures of its net income (loss) using the fair value-based accounting model for awards granted prior to January 1, 2003, as shown below (in thousands, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003

Net income (loss) as reported	$654	$275	$718	$(161)
Add back: Stock-based compensation expense, as reported	953	94	2,003	136
Subtract: Stock-based compensation expense, pro forma	(1,008)	(259)	(2,131)	(511)
Pro forma income (loss)	$599	$110	$590	$(536)
Net income (loss) per share, basic:
As reported	$0.03	$0.02	$0.04	$(0.01)
Pro forma	$0.03	$0.01	$0.03	$(0.03)
Net income (loss) per share, diluted:
As reported	$0.03	$0.02	$0.03	$(0.01)
Pro forma	$0.03	$0.01	$0.03	$(0.03)

The following tables summarize the impact of the restatement (discussed earlier) on the Company's disclosure of pro forma net income assuming SFAS No. 123 had been applied to all stock-based awards since inception (in thousands, except per share data):

As Previously Reported	Quarter ended March 31, 2004	Year ended December 31, 2003

Net income (loss) as reported	$652	$942
Add back: Stock-based compensation expense, as reported	462	655
Subtract: Stock-based compensation expense, pro forma	(535)	(1,346)
Pro forma income (loss)	$579	$251
Net income (loss) per share, basic:
As reported	$0.03	$0.05
Pro forma	$0.03	$0.01
Net income (loss) per share, diluted:
As reported	$0.03	$0.05
Pro forma	$0.03	$0.01

As Restated	Quarter ended March 31, 2004	Year ended December 31, 2003

Net income (loss) as reported	$64	$568
Add back: Stock-based compensation expense, as reported	1,050	1,029
Subtract: Stock-based compensation expense, pro forma	(1,123)	(1,720)
Pro forma income (loss)	$(9)	$(123)
Net income (loss) per share, basic:
As reported	$0.00	$0.03
Pro forma	$0.00	$(0.01)
Net income (loss) per share, diluted:
As reported	$0.00	$0.03
Pro forma	$0.00	$(0.01)

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

Other Accrued Liabilities

Other accrued liabilities are comprised primarily of accrued compensation expense and the related taxes, as well as other accrued expense items as of each reporting date as shown below (in thousands):

	June 30, 2004	December 31, 2003
Accrued compensation and related taxes	$3,036	$4,178
Other accruals	1,476	1,546
Total other accrued liabilities	$4,512	$5,724

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

During the three and six months ended June 30, 2004 the total purchase price allocated to the acquired assets and assumed liabilities increased by $52,000 and $142,000, respectively, due to additional capitalized acquisition costs for legal and accounting services, therefore the amount of goodwill recorded has increased. The Company is in the process of finalizing its purchase price accounting.  The Company has up to one year from the acquisition date to finalize its purchase accounting related to pre-acquisition contingencies. If the Company’s expectations regarding amounts due from the former Datamark stockholders change, an adjustment to goodwill may be recorded in the future.

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

(1) Enrollment division was acquired in October 31, 2003.

The tables below summarize segment information reflecting the impact of the restatement for the three months ended December 31, 2003, the year ended December 31, 2003 and the three months ended March 31, 2004 (in thousands):

	For the Three Months Ended December 31, 2003— As Previously Reported				For the Three Months Ended December 31, 2003— As Restated
	eLearning	Enrollment(1)	Corporate	Total	eLearning	Enrollment(1)	Corporate	Total
Revenue	$7,512	7,725	n/a	$15,237	7,512	7,725	n/a	$15,237

Income from operations	$367	$1,432	$(249)	$1,550	$(7)	$1,432	$(249)	$1,176

(1) Enrollment division was acquired in October 31, 2003.

	For the Year Ended December 31, 2003— As Previously Reported				For the Year Ended December 31, 2003— As Restated
	eLearning	Enrollment(1)	Corporate	Total	eLearning	Enrollment(1)	Corporate	Total
Revenue	$29,135	$7,725	n/a	$36,860	$29,135	$7,725	n/a	$36,860

Income from operations	$913	$1,432	$(249)	$2,096	$539	$1,432	$(249)	$1,722

(1) Enrollment division was acquired in October 31, 2003.

	For the Three Months Ended March 31, 2004— As Previously Reported				For the Three Months Ended March 31, 2004— As Restated
	eLearning	Enrollment	Corporate	Total	eLearning	Enrollment	Corporate	Total
Revenue	$8,207	$11,399	n/a	$19,606	$8,207	$11,399	n/a	$19,606

Income from operations	$1,762	$1,589	$(1,381)	$1,970	$1,174	$1,589	$(1,381)	$1,382

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

Significant Customer Information

One customer represented 12% of the eLearning division’s revenue, while a different customer accounted for 17% of the Enrollment division’s revenue for the three months ended June 30, 2004.  One customer accounted for 13% of total consolidated revenue for the three months ended June 30, 2004.  One customer accounted for 15% of the eLearning division’s accounts receivable as of June 30, 2004 and a different customer accounted for 12% of the Enrollment division’s accounts receivable balance as of June 30, 2004.

Geographic Information

Substantially all of the Company’s assets are located in and substantially all of the Company’s operating results are derived from operations in the United States.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this Item 2 and elsewhere in this Report on Form 10-Q/A contain forward-looking statements based on our current expectations about our Company and our industry. Such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  You can identify these forward-looking statements when you see us using words such as “expect,” “anticipate,” “estimate,” “plan,” “believe” and other similar expressions. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of, among other things, changes in economic conditions in the markets served by the Company, increasing competition, and other unanticipated events and conditions, as well as the factors described in the Risk Factors and elsewhere in this report, and in the Company’s other SEC filings. We undertake no obligation to publicly update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future, except as required by law.

You can obtain access to our other SEC filings from the Investor Relations section via a hyperlink to a third-party SEC filings web site as soon as reasonably practicable after those reports are electronically filed with or furnished to the SEC.  However, our corporate website should not be considered a part of this filing.

The following discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and Notes thereto appearing elsewhere in this Report on Form 10-Q/A as well as our other SEC filings.  To the extent that such discussion relates to the Company's results of operations for the six months ended June 30, 2004, it includes the effects of the restatements described in Note 2 to the Condensed Consolidated Financial Statements appearing elsewhere herein.

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

Our primary source of eLearning revenue is student technology service fees we charge to our customers for each enrollment in their online courses delivered on our course management platform. Since our inception, our customers have had approximately 1.6 million student enrollments in online courses or course supplements. In total, our customers have developed approximately 17,000 unique online distance courses on our platform.

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

Critical Accounting Policies

Revenue recognition, accounting for stock-based compensation, accounting for the issuance of debt obligations, valuation of goodwill and identifiable intangible assets, software development costs, and income taxes are all critical accounting policies for our Company. These policies have been discussed with, and are evaluated by, our Board of Directors’ audit committee and independent auditors and are substantially consistent with the policies in effect during 2003. Each of the policies is discussed in detail in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K/A.

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

Management believes investors and potential investors should consider pro forma financial information for the three and six months ended June 30, 2003 as an additional and meaningful basis for comparison with the actual results of the three and six months ended June 30, 2004. The Company’s revenue for the three and six months ended June 30, 2004 is an increase of 18 and 21 percent, respectively. The pro forma revenue for the three and six months ended June 30, 2003 includes $10.4 and $19.5 million of revenue from Datamark, respectively. The Company’s net income for the three and six months ended June 30, 2004 of $654,000 ($0.03 per share, calculated on an average of 22.2 million diluted shares) and $718,000 ($0.03 per share, calculated on an average of 22.3 million diluted shares) is an improvement of $850,000 and $2.5 million over the pro forma net losses of $196 thousand ($0.01 loss per share, calculated on an average of 20.6 million diluted shares) and $1.8 million ($0.09 loss per share, calculated on an average of 20.6 million diluted shares).

Historical Results

The following discussion compares the historical results of operations for the three months ended June 30, 2004 and 2003. The inclusion of Datamark’s results for the three and six months ended June 30, 2004 causes significant fluctuations in the historical operating results of eCollege in 2004 as compared to 2003.

Three Months Ended June 30, 2004 and 2003

Revenue. Total revenue increased 186% to $20.9 million for the three months ended June 30, 2004 from $7.3 million for the three months ended June 30, 2003. The new Enrollment division was responsible for $12.5 million of this increase, primarily from the direct mail marketing services which accounted for $9.1 million, as well as interactive and media placement services totaling $2.0 million and $862 thousand, respectively. The remaining $1.2 million of the increase in revenue is primarily due to a $1.3 million increase in student fees from online courses offset by a decline in campus and course fees of $203 thousand.

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

Cost of Revenue. Cost of revenue increased by $8.0 million, or 288%, to $10.8 million for the three months ended June 30, 2004, from $2.8 million for the same period in 2003. The newly acquired Enrollment division increased direct mail and other cost of revenue, including internet lead costs, for the three months ended June 30, 2004 by $8.4 million. eLearning cost of revenue decreased by $421,000 or 15% to $2.4 million for the three months ended June 30, 2004. This decrease is mainly attributable to a savings of $314,000 as our Campus Portal product became fully amortized as of March 31, 2004. Amortization expense related to our capitalized software costs for the three months ended June 30, 2003 was $314,000. Additional savings include $112,000 of depreciation expense and $19,000 of communication expense primarily related to our internal technology departments, reduced salaries and related benefits of $81,000, and rent expense of $13,000.  Additionally, we recorded reductions in expense of $42,000 due to changes in estimates related to our grant program during the three months ended June 30, 2004. Offsetting these decreased expenses were increases in commission expense of $11,000 and increased stock-based compensation expense of $205,000.

Our eLearning operations personnel increased slightly to 89 as of June 2004 from 87 in June 2003, as we continue to meet our customers’ demands while continuing to improve on our operating efficiencies of our course development, and consulting services. We had 164 employees in our Enrollment division’s operations and account management areas at June 30, 2004.

Gross Profit. We realized gross profit of $10.1 million, resulting in a 124% or $5.6 million increase for the three months ended June 30, 2004 compared to the $4.5 million we realized during the same period in 2003. The new Enrollment division contributed $4.0 million to our gross profit, while the eLearning division contributed $6.1 million for the three months ended June 30, 2004. The favorable increase of $1.6 million related to the eLearning division was primarily due to the increase in our student fees, which have a relatively higher contribution margin than most of our other revenue sources due to the operating leverage on the generally-fixed nature of our data center expenses and the discontinuance of amortization related to our Campus Portal product.

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

Net income. Our net income increased to $654,000 or $0.03 per basic and diluted share for the three months ended June 30, 2004 from a net income of $275,000 or $0.02 per basic and diluted share for the three months ended June 30, 2003.

Six Months Ended June 30, 2004 and 2003

Revenue. Total revenue increased 189% to $40.5 million for the six months ended June 30, 2004 from $14.0 million for the six months ended June 30, 2003. The new Enrollment division was responsible for $23.9 million of this increase, primarily from the direct mail marketing services which accounted for $18.3 million, as well as interactive and media placement services totaling $3.1 million and $1.6 million, respectively. The remaining $2.7 million of the increase in revenue is primarily due to a $3.0 million increase in student fees from online courses offset by a decline in campus and course fees of $434 thousand.

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

Cost of Revenue. Cost of revenue increased by $15.1million, or 268%, to $20.8 million for the six months ended June 30, 2004, from $5.7 million for the same period in 2003. The newly acquired Enrollment division increased direct mail and other cost of revenue, including internet lead cost, for the six months ended June 30, 2004 by $15.5 million. eLearning cost of revenue decreased by $342,000 or 6% to $5.3 million for the six months ended June 30, 2004. This decrease is mainly attributable to a savings of $314,000 as our Campus Portal product became fully amortized as of March 31, 2004. Amortization expense related to our capitalized software costs for the six months ended June 30, 2003 was $627,000. Additional savings include $290,000 of depreciation expense and $38,000 of communication expense primarily related to our internal technology departments,  reduced salaries and related benefits of $131,000, and rent expense of $57,000.  Additionally, we recorded reductions in expense of $42,000 due to changes in estimates related to our grant program during the three months ended June 30, 2004. Offsetting these decreased expenses were increases in commission expense of $94,000 and increased stock-based compensation expense of $520,000.

Our average eLearning operations personnel increased to 89 as of June 2004 from 84 in June 2003, as we continue to meet our customers’ demands while continuing to improve on our operating efficiencies of our course development, and consulting services. We had 164 employees in our Enrollment division’s operations and account management areas at June 30, 2004.

Gross Profit. We realized gross profit of $19.7 million, resulting in a 136% or $11.4 million increase for the six months ended June 30, 2004 compared to the $8.4 million we realized during the same period in 2003. The new Enrollment division contributed $8.4 million to our gross profit, while the eLearning division contributed $11.4 million for the six months ended June 30, 2004. The favorable increase of $3.0 million related to the eLearning division was primarily due to the increase in our student fees, which have a relatively higher contribution margin than most of our other revenue sources due to the operating leverage on the generally-fixed nature of our data center expenses and the discontinuance of amortization related to our Campus Portal product.

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

Net income. Our net income increased to $718,000 or $0.04 per basic and $0.03 per diluted share for the six months ended June 30, 2004 from a net loss of $161,000 or $0.01 per basic and diluted share for the six months ended June 30, 2003.

Liquidity and Capital Resources

The Company’s cash and cash equivalents increased by $3.7 million from $16.0 million at December 31, 2003, to $19.7 million at June 30, 2004. The increase from December 31, 2003 was primarily due to cash provided by operating activities of $5.3 million and cash provided by financing activities of $641,000, offset by cash used in investing activities of $2.3 million. Included in cash provided by financing activities for the six months ended June 30, 2004 was $890,000 received from issuing additional common stock related to stock options that were exercised during the period as well as shares issued in connection with the Company's employee stock purchase plan. Included in the cash provided by operations for the six months ended June 30, 2004 were adjustments to net income of $2.0 million, $1.2 million, and $1.6 million for non-cash stock-based compensation, depreciation and amortization expense, respectively.  Included in cash used in investing activities for the six months ended June 30, 2004 was a $513,000 reclassification of cash pledged as collateral and invested in a certificate of deposit with a one year maturity.

Through June 30, 2004, we also used $1.6 million of cash to purchase or develop computer software and equipment in the current year. In addition to these cash purchases, we leased $443,000 worth of equipment under a capital lease during the first quarter.

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

As discussed in the Restatements section of Note (2) to the Unaudited Condensed Consolidated Financial Statements, we identified an error in the accounting for the Company’s Employee Stock Purchase Plan prior to the issuance of the June 30, 2004 interim financial statements.   As a result, we concluded that, as of June 30, 2004, there was a material weakness in our internal controls over financial reporting relating to the adoption and implementation of new accounting pronouncements relevant to the Company’s financial statements.  The accounting error was discovered by the Controller of the Company’s eLearning division, who immediately informed senior management.  Upon becoming aware of these issues, management informed the members of the Company’s Disclosure and Audit Committees and identified correcting accounting entries. The Company is in the process of taking the following steps to improve its internal control over financial reporting:

•                  Carrying out additional training of accounting personnel as it relates to the adoption and implementation of new accounting pronouncements,

•                  Adding accounting staff to the corporate headquarters in Chicago, Illinois, including an individual in the newly-created position of Director of Corporate Accounting, and

•                  Implementing additional regularly scheduled meetings with the Company’s external auditors to discuss the impact of recent accounting pronouncements on the Company’s reported financial results.

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

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In our Annual Report on Form 10-K/A for the period ended December 31, 2003, we reported that the Company was named as a defendant in the lawsuit captioned IP Innovation, LLC, Plaintiff vs. Thomson Learning, Inc., eCollege.com, Digitalthink, Inc., Docent, Inc., Blackboard, Inc., Global Knowledge Network, Inc., and The Princeton Review, Inc., Defendants, Case No. H-02-2031, In the United States District Court for the Southern District of Texas, Houston Division. The lawsuit was originally captioned IP Innovation, LLC, Plaintiff vs. WebCT, Inc., and Thomson Learning, Inc, Defendants, Case No. H-02-2031, In the United States District Court for the Southern District of Texas, Houston Division. The case involved claims of patent infringement. In April 2004, the Company filed a motion for summary judgment, and on July 1, 2004, the court entered final judgment in our favor, finding that the Company’s programs do not directly or indirectly infringe on plaintiff’s patents.

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