Form 10-Q
period 2004-09-30
ECOLLEGE COM
filed 2004-11-09
CIK 1085653

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

As of November 5, 2004, 20,694,481 shares of our common stock were outstanding.

FORM 10-Q

For the Three Months Ended September 30, 2004

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION
ITEM 1:	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Cash Flows
Notes to Unaudited Condensed Consolidated Financial Statements
ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4:	CONTROLS AND PROCEDURES

PART II	OTHER INFORMATION
ITEM 1:	LEGAL PROCEEDINGS
ITEM 2:	CHANGES IN SECURITIES AND USE OF PROCEEDS
ITEM 3:	DEFAULTS UPON SENIOR SECURITIES
ITEM 4:	SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
ITEM 5:	OTHER INFORMATION
ITEM 6:	EXHIBITS AND REPORTS ON FORM 8-K
Signatures

PART I

FINANCIAL INFORMATION

ITEM 1: CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

eCollege.com and subsidiaries

CONSOLIDATED BALANCE SHEETS

(in thousands except per share data)

(unaudited)

	September 30, 2004	December 31, 2003

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$24,260	$15,974
Accounts receivable, net of allowances of $274 and $188, respectively	16,567	8,722
Due from former Datamark stockholders, including $1,000 in escrow	1,208	1,208
Other current assets	2,538	1,764
Total current assets	44,573	27,668

Property and equipment, net	5,919	5,268
Software development costs, net	1,013	314
Investments	516	—
Intangible assets, net	10,732	11,851
Goodwill	55,951	55,797
Other assets	940	1,125
TOTAL ASSETS	$119,644	$102,023
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$9,033	$4,643
Other accrued liabilities	6,303	5,724
Customer advances	1,460	753
Deferred revenue, current portion	5,753	1,746
Current portion of capital lease obligations	133	—
Line of credit	9,688	9,365
Current portion of long-term debt	1,000	1,000
Total current liabilities	33,370	23,231

LONG-TERM LIABILITIES:
Deferred revenue, net of current portion	100	97
Other liabilities	421	477
Capital lease obligations, net of current portion	183	—
Long-term debt, net of current portion	28,600	27,785
Total long-term liabilities	29,304	28,359
Total liabilities	62,674	51,590

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, no par value; 5,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value, 50,000 shares authorized, 20,603 and 20,119 shares issued, respectively, and 20,588 and 20,108 shares outstanding, respectively	206	201
Additional paid-in capital	124,198	121,301
Treasury stock at cost, 15 and 11 shares, respectively	(148)	(81)
Warrants, restricted stock rights, and options for common stock	8,731	6,880
Deferred compensation	(4)	(29)
Accumulated deficit	(76,013)	(77,839)
Total stockholders’ equity	56,970	50,433
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$119,644	$102,023

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these consolidated balance sheets.

eCollege.com and subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003

REVENUE:
eLearning:
Student fees	$7,868	$6,456	$22,815	$18,364
Campus and course fees	451	648	1,429	2,061
Other eLearning	478	497	1,238	1,198
Enrollment Marketing:
Direct mail	9,978	—	28,274	—
Interactive marketing	4,128	—	7,221	—
Media placement services	856	—	2,481	—
Other enrollment marketing	532	—	1,380	—
Total revenue	24,291	7,601	64,838	21,623

COST OF REVENUE:
eLearning cost of revenue	2,407	2,629	7,726	8,290
Enrollment marketing cost of revenue	10,480	—	25,980	—
Total cost of revenue	12,887	2,629	33,706	8,290
Gross profit	11,404	4,972	31,132	13,333

OPERATING EXPENSES:
Product development	1,545	1,483	5,022	4,378
Selling and marketing	2,317	1,261	7,443	3,848
General and administrative	4,743	1,563	11,807	4,561
Amortization of intangible assets	373	—	1,119	—
Total operating expenses	8,978	4,307	25,391	12,787
INCOME FROM OPERATIONS	2,426	665	5,741	546

OTHER INCOME (EXPENSE):
Interest income and other income (expense)	7	29	(13)	73
Interest expense	(1,285)	(23)	(3,800)	(109)
INCOME BEFORE INCOME TAXES	1,148	671	1,928	510

INCOME TAXES:
Income taxes	(40)	—	(102)	—
NET INCOME	$1,108	$671	$1,826	$510

BASIC EARNNGS PER SHARE	$0.05	$0.04	$0.09	$0.03
DILUTED EARNINGS PER SHARE	$0.05	$0.03	$0.08	$0.03

WEIGHTED AVERAGE SHARES OUTSTANDING
BASIC	20,411	18,096	20,254	17,007
DILUTED	21,926	19,948	22,376	18,333

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

eCollege.com and subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Nine Months Ended
	September 30, 2004	September 30, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,826	$510
Adjustments to reconcile net income to net cash provided by operating activities—
Provision for doubtful accounts	86	—
Depreciation	1,786	1,525
Amortization of capitalized internal-use software development costs	314	941
Amortization of intangible assets	1,119	—
Amortization of debt issuance costs and discounts on debt	783	—
Interest accrued on long-term debt	900	—
Stock-based compensation	2,853	283
(Gains) losses on disposition of equipment, net	73	8
Changes in-
Accounts receivable	(7,930)	(1,148)
Other current assets	(774)	(44)
Other assets	66	(602)
Accounts payable and accrued liabilities	4,824	150
Deferred revenue and customer advances	4,718	741
Other liabilities	(58)	(25)
Net cash provided by operating activities	10,586	2,339
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,074)	(646)
Proceeds from disposition of property and equipment	6	6
Capitalized software costs	(1,013)	—
Reclassification of restricted cash to long-term investments	(516)	—
Net cash paid for business acquisition costs	(154)	(242)
Net cash used in investing activities	(3,751)	(882)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	1,981	32,611
Payment of stock issuance costs	(10)	(1,649)
Payments on leasing arrangements	(93)	(1,193)
Proceeds from and payments on line of credit, net	323	(2,938)
Payments on term loan	(750)	1,169
Net cash provided by financing activities	1,451	28,000
NET INCREASE IN CASH AND CASH EQUIVALENTS	8,286	29,457
CASH AND CASH EQUIVALENTS, beginning of period	15,974	13,633
CASH AND CASH EQUIVALENTS, end of period	$24,260	$43,090
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$3,112	$109
SCHEDULE OF NON-CASH ACTIVITIES:
Financed hardware purchases	$443	$19
Acquisition of treasury stock included in accrued liabilities	$67	$35
Restricted stock forfeited in lieu of related tax liabilities	$44	$—

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

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

Business Activity

eCollege is an outsource provider of value added information services to the post-secondary education industry.  eCollege’s eLearning division provides outsourced technology, products and services that enable proprietary post-secondary schools, colleges, universities, and school districts (“K-12 schools”) to offer an online environment for distance, on-campus, and hybrid learning. As an application service provider (“ASP”), the Company’s technology enables its customers to reach a large number of students who wish to take online courses at convenient times and locations via the Internet. Customers can also use the Company’s technology to supplement their on-campus courses with an online environment. Additionally, the Company provides services complementing its software, including design, development, and management of online campuses and courses, as well as ongoing administration, faculty, and student support.

Datamark, the Company’s Enrollment division, is an outsource provider of integrated enrollment marketing services to the proprietary post-secondary school industry. Datamark provides full-service research and direct-marketing for colleges and proprietary schools, offering comprehensive marketing solutions that include direct mail, online, television and other media, and software solutions. These solutions are used by higher education institutions to increase student enrollment leads, conversion rates, and retention rates. The Company also offers lead conversion systems and training to enhance the performance of a school’s admissions staff, as well as post-lead communication campaigns to increase the number of leads that actually convert into enrollments.

(2) Summary of Significant Accounting Policies

Consolidation and Operating Segments

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such regulations. The unaudited condensed consolidated financial statements reflect all adjustments and disclosures that are, in the opinion of management, necessary for a fair presentation. All such adjustments are of a normal recurring nature. Certain amounts in the 2003 financial statements have been reclassified to conform to the 2004 presentation. Management does not believe the effects of such reclassifications are material. The results of operations for the interim period ended September 30, 2004 are not necessarily indicative of the results of the full fiscal year.

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

Revenue Recognition

The majority of the Company’s revenue for the three months ended September 30, 2004 was generated from direct mail advertising campaigns and enrollment fees for students enrolled in online courses. The Company also generated revenue from interactive marketing, media placement services and enrollment fees for students enrolled in online supplements for on-campus or hybrid courses; services fees for the design, development, licensing and hosting of online digital campuses; and services fees for the design and development of online courses. Other revenue is primarily from professional consulting, other training services, retention services, and research services.

Revenue is recognized when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller’s price to the buyer is fixed or determinable; and, (4) collectibility is reasonably assured.

Both divisions of the Company enter into agreements that may contain multiple elements. For such arrangements, the Company recognizes revenue for delivered elements when the delivered item has stand-alone value to the customer, fair values of undelivered elements are known, customer acceptance has occurred, and there are only customary refund rights related to the delivered elements.

eLearning Division

The Company’s eLearning services are generally sold at fixed prices as set forth in customer contracts. The primary source of eLearning revenue is student technology service fees charged to customers for each enrollment in their online courses, as of agreed upon enrollment census dates, delivered on the eCollege course management platform. Customers are invoiced for student fees after the number of course enrollments is determined on the census date of each respective academic term. The Company also sells student fee licenses which allow for up to a specified number of student enrollments in online supplements for on-campus or hybrid courses over a specified period of time, usually one year. Student fee revenue is recognized on a straight-line basis over each course’s specific academic term or over the length of the student fee license purchased by a customer, depending upon contract terms.

Customers are typically charged for annual license, hosting and maintenance fees as well as initial design and development services fees for an online digital campus. Design and development services fees to build online courses are also specified in contracts. Other services, including faculty training and support, instructional design and technical consulting services and online evaluation services, may be purchased at prices set forth in customer contracts.

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

Enrollment Division

Enrollment division revenues are primarily generated from the sale of direct mail, interactive marketing, and media placement services. The Company derives other revenue from research services, admissions training, and retention services.

It is the Company’s practice to execute contracts or work orders of various lengths, typically up to three months for direct mail advertising campaigns.  Fees are determined based on number of pieces mailed and the associated revenue is recognized when the marketing materials are mailed.  Payments from direct mail customers are generally due two days before marketing materials are mailed. The payments are booked as customer advances until the work is performed and the revenue recognition requirements are met. Direct mail revenue includes all applicable postage costs which are charged to customers.

Interactive marketing arrangements are priced based on a fee-per-lead-generated model, with an initial up front deposit due at the time the customer’s agreement is signed. The customer is billed at the end of each month for actual leads received and is required to pay monthly. The deposit will be applied to the final months billing at the end of the campaign.  If payment is received as a deposit the Company records the receipt of cash as a customer advance until the revenue recognition requirements are met.

Media placement service agreements call for the Company to act as an agent by billing its customers and collecting for the cost of the advertisement placed with a third-party media supplier (i.e. newspaper, television, radio station, etc) in the customer’s name and based on the customer’s credit.  The Company generally charges the customer a commission for these services.  Revenue is recognized when the media advertisements are run by the third-party media supplier. Revenue is recorded on a net basis, meaning that the Company includes in consolidated revenue only commissions charged, not the gross amount of fees invoiced to, and collected from, customers. Accordingly, the Company excludes the direct cost of the advertisement charged by the media supplier from cost of revenue in the consolidated statements of operations.

Other enrollment marketing revenue is billed and recognized at the time of the performance of the service or over the length of the service period (e.g. student retention services).

The Company records customer advances for amounts received from or billed to customers in excess of revenue that has been earned. The Company also records a liability for customer advances (deposits) that it requires customers to pay for enrollment marketing services, and revenue is recognized once the Company’s obligations are fulfilled. Revenue that is recognized is reflected as accrued revenue receivable included in current assets to the extent that the customer has not yet been billed for such services.

Stock-Based Compensation

Effective January 1, 2003, the Company adopted a fair value-based method for accounting for employee stock-based compensation arrangements as prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” and related interpretations. Prior to January 1, 2003, the Company accounted for stock-based employee compensation using the intrinsic value-based method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and related interpretations. The Company adopted SFAS No. 123 using the prospective method under SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of SFAS No. 123.” This method applies the provisions of SFAS No. 123 to all employee stock awards granted, modified, or settled on or after January 1, 2003 and accordingly, eCollege recognized compensation expense for such awards made under the Company’s stock-based employee compensation plans.

On September 13, 2004, the Company granted stock appreciation rights to executives and selected other key employees.  The rights were granted under the terms and conditions of the Company’s 1999 Stock Incentive Plan, as amended and approved by stockholders.  The rights will be settled in stock.  Each grant is separated into five different levels of base prices to reflect minimum levels of stockholder return over a five-year performance period.  The base price for the first level is 10% higher than the grant date stock price, and the base price for each successive level is 10% higher than the previous level.  Except in the case of a change in control of the Company, as described below, a participant will receive a distribution with respect to the shares of common stock in each grant level only if the average closing price of our common stock for the last quarter in the five year term exceeds the base price for such shares.  Each participant may elect to receive a distribution with respect to 10% of the rights he or she was granted after the third anniversary of the grant and with respect to an additional 10% after the fourth anniversary.  In the event of a change in control, participants will be entitled to receive a distribution with respect to a specified percentage of the shares granted(50% if the change in control occurs on the grant date, increasing by 1/36 each month to 100% on the third anniversary of the grant date), and will forfeit the right to receive a distribution with respect to the unvested portion of the shares. The number of shares of common stock issued following a change in control will be based on the difference between the base prices and the share price as of the date the change in control occurs.The fair value of each stock appreciation right was estimated on the date of grant using a Monte Carlo simulation for an Asian type award.  Subject to obtaining stockholder approval, the Company currently intends to grant current participants additional stock appreciation rights in 2005.  Such grants will require stockholder approval.  In addition, the Company may grant stock appreciation rights to new hires and in connection with promotions and other special circumstances.

Effective November 1, 2004, the Company amended its 1999 Employee Stock Purchase Plan.  The current two year offering period under the Plan ends April 30, 2005.  Effective with the purchase interval that began on November 1, the ability of plan participants to increase contributions during an offering period has been eliminated as has the Plan’s reset feature.  Effective May 1, 2005, the length of an offering period will be reduced from two years to one year and the length of each purchase interval will be increased from six months to one year.

The table below summarizes the awards granted and the respective fair values ($ in thousands) of those awards for the three and nine month periods ended September 30, 2004 and 2003.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
Stock options granted to non-employee board members:
Shares underlying awards	—	—	3,264	20,304
Aggregate fair value of awards	$—	$—	$41	$48

Stock options granted to employees:
Shares underlying awards	—	2,000	—	51,200
Aggregate fair value of awards	$—	$13	$—	$127

Restricted stock awards granted to employees:
Shares underlying awards	7,964	—	69,788	—
Aggregate fair value of awards	$77	—	$1,312	—

Employee stock purchase plan:
Shares underlying awards	—	—	37,624	103,974
Aggregate fair value of awards	$—	$—	$253	$278

Stock appreciation rights granted to employees:
Shares underlying awards	1,100,000	—	1,100,000	—
Aggregate fair value of awards	$5,419	$—	$5,419	$—

The Company estimated the fair value of stock options, restricted stock awards, and employee stock purchase plan awards using the Black-Scholes option pricing model.  The fair value of stock appreciation rights was estimated using a Monte Carlo simulation for an Asian type award.  The following assumptions were used for the fair value calculations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
Stock options granted to non-employee board members:
Expected lives outstanding	—	—	5 years	5years
Expected volatility	—	—	85%	85%
Risk-free interest rates	—	—	3.4%	3.0%
Expected dividend yield	—	—	0%	0%

Stock options granted to employees:
Expected lives outstanding	—	2.2 years	—	3.0 years
Expected volatility	—	79%	—	85%
Risk-free interest rates	—	3.1%	—	3.0%
Expected dividend yield	—	0%	—	0%

Employee stock purchase plan:
Expected lives outstanding	—	—	6 months - 2 years	6 months - 2 years
Expected volatility	—	—	66%	68%
Risk-free interest rates	—	—	1.4%	1.3%
Expected dividend yield	—	—	0%	0%

Stock Appreciation Rights granted to employees:
Expected lives outstanding	4.7 years	—	4.7 years	—
Expected volatility	77%	—	77%	—
Risk-free interest rates	3.2%	—	3.2%	—
Expected dividend yield	0%	—	0%	—

The estimated fair values of these awards, adjusted for estimated forfeitures, are being amortized over the applicable vesting period.  Net of estimated forfeitures, the fair value of the stock appreciation rights is $4.4 million.

Total stock-based compensation expense recorded in the financial statements was approximately $849,000 and $2.9 million for the three and nine months ended September 30, 2004, respectively, which included $12,000 and $53,000 for stock options, $359,000 and $1.5 million for shares purchased under the Purchase Plan, $431,000 and $1.2 million for restricted share rights awarded, $0 and $25,000 of deferred compensation from restricted stock awards granted prior to 2003, and $47,000 and $47,000 for stock appreciation rights, respectively. Stock-based compensation recorded for the three and nine months ended September 30, 2003 was $147,000 and $283,000, respectively.

As required by SFAS No. 123, the Company presents pro forma disclosures of its net income using the fair value-based accounting model for awards granted prior to January 1, 2003, as shown below (in thousands, except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003

Net income as reported	$1,108	$671	$1826	$510
Add back: Stock-based compensation expense, as reported	849	147	2,853	283
Subtract: Stock-based compensation expense, pro forma	(896)	(269)	(3,033)	(780)
Pro forma income	$1,061	$549	$1,646	$13
Earnings per share, basic:
As reported	$0.05	$0.04	$0.09	$0.03
Pro forma	$0.05	$0.03	$0.08	$0.00
Earnings per share, diluted:
As reported	$0.05	$0.03	$0.08	$0.03
Pro forma	$0.05	$0.03	$0.07	$0.00

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

Total gross tax expense for federal income taxes in 2004 and 2003 is mostly offset by the change in the Company’s valuation allowance; therefore the Company did not record any federal income tax expense for the three- and nine-month periods ended September 30, 2004 and 2003.  The Company recorded federal alternative minimum tax and state income tax expense for the three and nine months ended September 30, 2004 of $40,000 and $102,000, respectively. The Company recorded no federal income tax expense for the three and nine months ended September 30, 2003.

The Company’s deferred tax asset is primarily related to the Company’s net operating losses while deferred tax liabilities arise from the Company’s intangible assets.  Through 2003, the Company generated losses for tax purposes. As a result, for income tax return reporting purposes, the Company may utilize approximately $66 million of net operating loss carryforwards, which begin to expire in 2011 and are available as late as 2022. The net operating loss carryforwards available to be used in any given year may be limited if certain events occur, including significant changes in ownership interests. However, the Company expects that all but $5 million of its net operating loss carryforwards will be available for use in 2004.

The Company has determined that approximately $21 million of deferred tax assets as of September 30, 2004 did not satisfy the realization criteria under accounting principles generally accepted in the United States of America, primarily due to the Company’s history of operating losses. Accordingly, a valuation allowance has been recorded against the Company’s deferred tax assets. Should management conclude that these deferred tax assets are realizable, the valuation allowance will be reversed to the extent of such realizability. The reversal of the valuation allowance, if any, would be recognized as deferred income tax benefit, excluding the reversal related to approximately $2.0 million of non-qualified stock-based compensation, which would be recognized as an increase to Additional Paid-in Capital. The Company evaluates the realizability of the deferred tax asset each quarter.

Earnings Per Share

Basic earnings per share is computed by dividing net income for the period by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by (i) adjusting net income for the effects, if any, of assuming the conversion of certain convertible securities, and (ii) adjusting the weighted average number of shares outstanding for the effects, if any, of common shares issuable upon the conversion or exercise of certain securities such as warrants and options for common stock outstanding during the period, if the effect of such adjustments is dilutive. Certain options and warrants to purchase shares of common stock were dilutive for the three and nine months ended September 30, 2004 and, using the treasury stock method, resulted in an additional 1.5 and 2.1 million weighted-average common shares outstanding for the computation of diluted earnings per share for the three and nine months ended September 30, 2004. There were no adjustments to net income in the determination of dilutive earnings per share. Common stock equivalents for the three and nine months ended September 30, 2004 which would have been included except for their anti-dilutive effect are 1.5 million and 970,000, respectively.  Common stock equivalents for the three and nine months ended September 30, 2003 that would have been included except for their anti-dilutive effect are 303,000 and 760,000, respectively.

The Company has never paid cash dividends on its stock, and is currently precluded from doing so under its borrowing agreements.

Comprehensive Income

Total comprehensive income is the same as net income for the three and nine months ended September 30, 2004 and 2003, respectively.

Accounts Receivable

The Company maintains an allowance for doubtful accounts based upon the expected collection of accounts receivable. A portion of the allowance is related to specifically identified doubtful accounts, while the majority of the allowance is not account-specific, but rather based on management’s analysis of several factors, including sales volume and collection history. The methodology used to determine the allowance balance is based on the Company’s prior collection experience and accounts receivable balances in various aging categories, and is also influenced by specific customers’ financial strength and circumstances. Accounts that are determined to be uncollectible are written off in the period in which they are determined to be uncollectible. Periodic changes to the allowance balance are recorded as increases or decreases to bad debt expense, which is included in the “General and administrative” expense in the accompanying consolidated statements of operations. At September 30, 2004 and December 31, 2003, the allowance for doubtful accounts was $274,000 and $188,000, respectively.

Foreign Currency

The Company transacts business outside of the United States in the currency of the foreign country.  This includes the receipt of payment and payment to vendors.  In accordance with Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation” the company values the foreign currency on a transaction basis and the gain or loss is included in net income.  For the three months ended September 30, 2004, the company recognized a foreign currency exchange gain of approximately $24,000.  For the nine months ended September 30, 2004, the company recognized a foreign currency gain of approximately $57,000.

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

In general, the Company has expensed costs for the development of internal-use software as costs qualifying for capitalization have been insignificant and the related lives short. The determination of the point at which capitalization of qualifying costs properly commences is subject to a high degree of management judgment.  As of September 30, 2004, the Company has capitalized $1.0 million of costs related to development of internal use software. No amortization has been recorded as of September 30, 2004 on the $1.0 million of costs capitalized during the nine months ended September 30, 2004 as this software was not ready for its intended use. The Company recorded $0 and $314,000 of amortization expense for the three months ended September 30, 2004 and 2003, respectively. The Company recorded $314,000 and $941,000 of amortization expense for the nine months ended September 30, 2004 and 2003, respectively. Given the Company’s ongoing investment and development, the Company expects to incur costs for the development of internal-use software in the future that are required to be capitalized and amortized over the software’s estimated useful life.

Other Accrued Liabilities

Other accrued liabilities are comprised primarily of accrued compensation expense and the related taxes, as well as other accrued expense items as of each reporting date as shown below (in thousands):

	September 30, 2004	December 31, 2003
Accrued compensation and related taxes	$4,298	$4,178
Other accruals	2,005	1,546
Total other accrued liabilities	$6,303	$5,724

Treasury Stock

The Company accounts for treasury stock purchases at cost. As of September 30, 2004, the Company has withheld an aggregate of 14,926 shares of common stock with a cost of $148,000 in satisfaction of statutory tax withholding requirements upon the vesting of restricted share rights held by an officer of the Company. These shares are presented as treasury stock in the condensed consolidated balance sheets.

(3) Acquisition of Datamark

On October 31, 2003, the Company, pursuant to a definitive purchase agreement dated September 15, 2003, acquired all of the capital stock of Datamark. The Company’s consolidated financial statements include Datamark’s results of operations since October 31, 2003.

Under the terms of the stock purchase agreement, the purchase price was to be adjusted based upon Datamark’s working capital at the date of completion of the transaction. eCollege and the former Datamark stockholders agreed that $1.0 million of the cash consideration paid by eCollege would be put into a working capital escrow until the final purchase price was determined. Based upon the reported amount of working capital on October 31, 2003, the Company recorded the acquisition based upon an adjusted purchase price of $70.3 million. In addition, the Company currently has recorded $1.2 million as due from former Datamark stockholders on the condensed consolidated balance sheets, of which $1.0 million of cash is in escrow and $208,000 is owed from the former Datamark stockholders. However, the calculation of the purchase price adjustment is being reviewed by the selling stockholders.  Their review is expected to be completed during the fourth quarter of 2004, and the Company believes that it will subsequently collect the $1.2 million recorded on the condensed consolidated balance sheet as of September 30, 2004.

During the three and nine months ended September 30, 2004 the total purchase price allocated to the acquired assets and assumed liabilities increased by $12,000 and $154,000, respectively, due to additional capitalized acquisition costs for legal and accounting services to finalize pre-acquisition contingencies; therefore the amount of goodwill recorded has increased. The Company is in the process of finalizing its purchase price accounting.

 (4) Debt

Revolving Line of Credit

In October 2003, the Company entered into an agreement with a bank to obtain a $10.0 million revolving line of credit, (the “Revolver”) that matures on October 31, 2005. The interest rate on the Revolver is equal to the bank’s prime rate, which was 4.50% at September 30, 2004, plus 1.25%, but at no time will be less than 5.25%. The Revolver contains certain financial covenants and is secured by all of the Company’s assets. The Company was in compliance with all financial covenants as of September 30, 2004.  In December 2003, the Company drew $9.4 million from the Revolver. The entire amount was subsequently repaid in January 2004. In March 2004, the Company drew $9.7 million from the Revolver. The entire amount was subsequently repaid in April 2004. In June 2004, the Company drew $9.7 million from the Revolver. The entire amount was subsequently repaid in July 2004. In September 2004, the Company drew $9.7 million from the Revolver. The entire amount was subsequently repaid in October 2004.

Long-Term Debt

Term Loan

The Company obtained a $3.0 million term loan (“Term Loan”) with a bank in October 2003. The Term Loan refinanced an existing term loan and the outstanding debt on an equipment lease facility with the same bank. The Term Loan has an interest rate of 7.0% per annum. The Term Loan is to be repaid in 36 equal installments and is secured by all of the Company’s assets. The Term Loan contains certain financial covenants. The Company was in compliance with all financial covenants as of September 30, 2004.

Subordinated Notes

In conjunction with the acquisition of Datamark, in October 2003, the Company issued $20.0 million in senior subordinated secured notes (“Senior Subordinated Notes”) to a lender. The Senior Subordinated Notes have principal payments due in $5.0 million quarterly increments beginning on December 31, 2007, with interest payments due quarterly beginning on December 31, 2003, at a rate of 12.5% per annum. The Senior Subordinated Notes are secured by all of the Company’s assets. In connection with the issuance of the Senior Subordinated Notes, the Company issued warrants to the lender to purchase 200,000 shares of common stock. The Company allocated $3.3 million of financing proceeds to the warrants based upon the fair value of the warrants, which was estimated using the Black-Scholes option pricing model. The remaining $16.7 million was allocated to the Senior Subordinated Notes. The discount attributable to the value of the warrants is being amortized as interest expense over the five-year term of the Senior Subordinated Notes. The Senior Subordinated Notes contain certain financial covenants. The Company was in compliance with all financial covenants as of September 30, 2004.

Also in connection with the acquisition of Datamark in October 2003, the Company issued subordinated seller notes (“Seller Notes”) totaling $12.0 million. The Seller Notes, with interest and principal due in 2008, are comprised of a series of notes issued to the selling stockholders, aggregating $7.0 million, which bear simple interest at a rate of 10.0% per annum, and another series of notes issued to the selling stockholders, aggregating $5.0 million, which bear interest at a rate of 10.0%, compounded annually. The Company recorded $8.9 million for the notes issued to the Sellers based upon their estimated fair value as of October 31, 2003, resulting in a discount of $3.1 million, which is being amortized over the term of the debt.

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

Capital Lease Obligations

In January 2004 the Company entered into an equipment lease with a vendor.  The lease has an interest rate of 8.4% per annum and is to be repaid in 36 equal installments.  At September 30, 2004, the Company had $316 thousand outstanding under the lease.

Schedules of Long-Term Debt and Capital Lease Obligations

The following is a summary of the Company’s long-term debt and capital lease obligations as of September 30, 2004 and December 31, 2003, respectively (in thousands):

	September 30, 2004	December 31, 2003
Term loan	$2,167	$2,917

Seller notes, principal of $12.0 million	10,136	9,071
Senior subordinated notes, principal of $20.0 million	17,297	16,797
Capital lease obligations	316	—
Total	29,916	28,785
Less current portion	(1,133)	(1,000)
Long-term portion	$28,783	$27,785

The following is a schedule by year of future principal debt payments, as of September 30, 2004. Amounts represent the contractual cash payments of our debt and exclude debt discounts discussed above (in thousands):

Period ending December 31,	Term Loan	Senior Subordinated Notes	Seller Notes	Total
2004	$250	$—	$—	$250
2005	1,000	—	—	1,000
2006	917	—	—	917
2007	—	5,000	—	5,000
2008	—	15,000	12,000	27,000

Principal of debt obligations	$2,167	$20,000	$12,000	$34,167

(5) Commitments and Contingencies

Acquisition-related Contingency

In November 2003, Datamark was issued a preliminary notice of a sales and use tax liability by the Utah State Tax Commission for the period of April 1, 2000 through December 31, 2002, in the amount of $530,000 with interest of $58,000 for a total amount of $588,000. The Company has paid $52,000 of this amount, and is currently disputing the remaining $536,000 of this liability. In addition, there is an additional potential liability exposure of approximately $360,000 for sales and use taxes related to the period from January 1, 2003 through September 30, 2004. Because Datamark disputes the unpaid taxes for the audit period, it has not paid and does not intend to pay potential taxes arising after the audit period until a final judicial determination that such taxes are payable. If such taxes are determined to be payable, interest will accrue on such taxes at the rate of three percent per annum in 2002 and 2003 and four percent per annum in 2004 and thereafter. Pursuant to the stock purchase agreement, the former stockholders of Datamark agreed to indemnify eCollege for the potential tax liability related to periods prior to October 31, 2003, which totaled approximately $680,000, plus interest and attorneys’ fees. Although the ultimate liability cannot be determined at the present time, the Company believes that the liability resulting from this matter, if any, will not have a material adverse effect on the operating results or the financial position of the Company.

Denver, Colorado Sales, Use and Occupational Privilege Tax Audit

The Company has been issued a preliminary notice of a sales, use and occupational privilege tax liability by the City of Denver for the period of July 1, 2001 through June 30, 2004, in the amount of $242,000 with interest and penalties of $71,000 for a total amount of $313,000.  The Company is currently disputing this amount and has engaged outside experts to assist in the evaluation.  Although the ultimate liability cannot be determined at the present time, the Company believes that the liability resulting from this matter, if any, will not have a material adverse effect on the operating results or the financial position of the Company.

Legal Matters

The Company is exposed to asserted and unasserted legal claims encountered in the normal course of business. Management believes that the ultimate resolution of any such matters will not have a material adverse effect on the operating results or the financial position of the Company.

Operating Lease Obligations

The Company leases office space and equipment under various non-cancelable operating leases. At September 30, 2004 the aggregate future minimum lease commitments were as follows (in thousands):

Period ending December 31,
2004	$452
2005	1,684
2006	1,479
2007	1,218
Thereafter	193
$5,026

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

•      Enrollment provides full-service research and direct-marketing for colleges and proprietary schools, offering comprehensive marketing solutions that include direct mail, online, media placement, custom research, admissions training, retention services and software solutions.. These solutions are used by higher education institutions to increase student enrollment leads, conversion rates, and retention rates.

Segment Data

The results of the reportable segments are derived directly from eCollege’s internal management reporting system. The accounting policies used to derive reportable segment results are substantially the same as those used by the consolidated Company. Management measures the performance of each segment based on several metrics, including income (loss) from operations. These results are used, in part, to evaluate the performance of, and to assign resources to, each of the segments. A significant portion of total consolidated expenditures are directly attributable to the two business segments. However, certain operating expenses, which are separately managed at the corporate level, are not allocated to segments. These unallocated costs include amortization of intangibles and debt costs. There was no inter-segment revenue for the three and nine months ended September 30, 2004.

Selected financial information for each reportable segment, together with a reconciliation of segment information to eCollege’s consolidated total, was as follows for the three and nine months ended September 30, 2004 and 2003 (in thousands):

	For the Three Months Ended September 30, 2004
	eLearning	Enrollment	Corporate	Total
Revenue	$8,797	$15,494	$—	$24,291

Income (loss) from operations	$2,770	$2,223	$(2,567)	$2,426

	For the Three Months Ended September 30, 2003
	eLearning	Enrollment(1)	Corporate	Total
Revenue	$7,601	n/a	n/a	$7,601

Income from operations	$665	n/a	n/a	$665

(1) Enrollment division was acquired in October 31, 2003.

	For the Nine Months Ended September 30, 2004
	eLearning	Enrollment	Corporate	Total
Revenue	$25,482	$39,356	$—	$64,838

Income from operations	$6,080	$5,298	$(5,637)	$5,741

	For the Nine Months Ended September 30, 2003
	eLearning	Enrollment(1)	Corporate	Total
Revenue	$21,623	n/a	n/a	$21,623

Income from operations	$546	n/a	n/a	$546

(1) Enrollment division was acquired in October 31, 2003.

Assets are allocated to the individual segments based on the primary segment benefiting from the assets. Corporate assets are composed primarily of cash and cash equivalents, amounts due from former Datamark stockholders, goodwill, and purchased intangible assets. The table below shows total assets by segment and the reconciliation of segment assets to eCollege consolidated total assets as of September 30, 2004 and December 31, 2003 (in thousands):

	September 30, 2004	December 31, 2003

eLearning	$15,422	$11,845
Enrollment	20,875	11,288
Goodwill and intangible assets	66,683	67,648
Corporate	16,664	11,242
	$119,644	$102,023

Significant Customer Information

Three customers in total accounted for 38% of consolidated revenue for the three months ended September 30, 2004.  Two customers, representing 16% and 10% of consolidated revenue, were customers of both the eLearning and Enrollment divisions.  One customer, representing 12% of consolidated revenue was a customer of only the Enrollment division.  One customer of both the eLearning and Enrollment divisions representing 10% of accounts receivable as of September 30, 2004.  One customer of the Enrollment division represented 12% of accounts receivable as of September 30, 2004.

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

Overview

eCollege.com and its wholly owned subsidiary, Datamark, Inc. (“Datamark”), are collectively referred to herein as “eCollege” or “the Company.” eCollege is an outsource provider of value added information services to the post-secondary education industry. We focus our growth on information-based products and services which concentrate on the lifeblood of our customers: their students. The student life cycle starts with lead generation and continues through enrollment, student services, retention, instruction, and ultimately through job placement and continuing education. Our mission is to provide a broad array of offerings that facilitate the effective management of the student life cycle, from lead generation through job placement, and to power the success and growth of our customers’ online distance education programs by providing industry leading technology and support services.

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

Our primary source of eLearning revenue is student technology service fees we charge to our customers for each enrollment in their online courses delivered on our course management platform. Since our inception, our customers have had approximately 2.0 million student enrollments in online courses or course supplements. In total, our customers have developed approximately 18,000 unique online distance courses on our platform.

Enrollment Division Overview

Datamark, our Enrollment division which we acquired in October 2003, is an outsource provider of integrated enrollment marketing services to the proprietary post-secondary school market.  We offer comprehensive solutions to increase student enrollment leads, conversion rates, and retention rates of our customers and therefore the customers’ corresponding revenue. We provide full-service research and direct-marketing for colleges and proprietary schools, offering comprehensive marketing solutions that include direct mail, online, television, and other media solutions.  We also offer lead conversion systems and training to enhance the performance of a school’s admissions staff, as well as post-lead communication campaigns to increase the number of leads that actually convert into enrollments.  Our retention marketing products and services include a suite of tools for identifying “at risk” students, communication plans to help those students stay in school and monitoring and response plans to track students as they progress through the program.

Datamark’s lead generation services, consisting primarily of targeted direct-response marketing using mail and internet-based solutions as well as media placement services, generate most of the division’s revenue. Datamark’s focus historically has been on increasing student enrollments at its customers’ on-campus locations; however, its marketing solutions have started to be embraced by eLearning online customers.

Our Solution

eLearning

The eCollege SystemSM. The eCollege System consists of our proprietary services and software that create and support the operational and academic needs of our customers for their online programs and includes: eCollege Teaching SolutionsSM, eCollege Program Administrative SolutionsSM, and our technology infrastructure. The eCollege Teaching Solutions include our fully online course product (eCourse) designed for distance learning and hybrid learning (which encompasses both online and face-to-face class sessions), and eCompanion, our lower-priced online supplement to a face to face or on-campus course.

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

Our products and services, as well as the manner in which we price and sell our products and services, have not changed significantly from the way we described these items in our Annual Report on Form 10-K/A.  Therefore, please refer to that report for a detailed description of our products and services.

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

Our eLearning customers benefit from volume discounts on their student technology fees based on the success of their distance programs. Some of our customers guarantee a minimum amount of student technology fees for each year they are under contract with us,  for which they receive discounts on student fees. Therefore, the increase in our student fee revenue will not be directly proportional to the increase in our customers’ online student enrollments. In addition, our customers have also begun to use our eCourse product for alternative uses, such as for continuing education for faculty.  As a result of the pricing and length of academic terms for such alternative courses, revenue will not follow the historical trends of our traditional eCourse enrollment fees. Student enrollments in fully distance eCourses increased 47% in the Summer of 2004.

Student enrollments in our lower priced eCompanion product (online supplements for on-campus courses) and enrollments in eCourses used by customers for “hybrid” courses (i.e. portion of course delivered online, but still has on-campus component as well)

have increased substantially. However, total revenue recognized from such non-distance enrollments is not expected to grow in direct proportion to the growth in enrollments, due primarily to our pricing program offered to customers with commitments to significant online distance education programs.

Our customers offer traditional, as well as quarterly, bi-monthly and monthly, course terms to their students; therefore we typically host more courses during the spring academic term than in the summer or fall terms, primarily because the spring term starts at the beginning of the month as opposed to the summer and fall terms that start mid- month. As a result, there are more starts included in the first month of spring, and consecutive academic term enrollment results are not therefore directly comparable. In addition, the mix of specific courses (and the duration of the respective course terms) can impact the associated revenues, as course term duration impacts the period of revenue recognition. The following table presents the number of customers’ students who enrolled or are projected to enroll in fully online courses during the 2004 and 2003 spring, summer, and fall academic terms.

	Distance Course Enrollments
	2004		2003
ACADEMIC TERM:
Spring (January 1 - May 15)	220,126		138,630
Summer (May 16 - August 15)	103,420		70,129
Fall (August 16 - December 31)	170,000	*	118,549
Total Student Enrollments	493,546		327,308

*Estimated

In addition to the seasonality associated with our customers’ academic terms with regards to our eLearning revenue, our Enrollment division has some seasonality associated with quarterly revenue resulting from spending patterns related to our customers’ enrollment marketing activities. In this regard, our Enrollment division has historically seen stronger revenue in the third and fourth quarters as customers increase spending for the next calendar year. This pattern can be impacted by the timing of specific marketing projects ordered by our customers, but we expect to see similar patterns in 2004. Therefore, we believe it is best to compare our consolidated financial results on a year over year same quarter basis.

Critical Accounting Policies

Revenue recognition, accounting for stock-based compensation, accounting for the issuance of debt obligations, valuation of goodwill and identifiable intangible assets, software development costs, and income taxes are all critical accounting policies for our Company. These policies have been discussed with, and are evaluated by, our disclosure committee, Board of Directors’ audit committee and independent auditors and are substantially consistent with the policies in effect during 2003. Each of the policies is discussed in detail in our Annual Report on Form 10-K/A under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Pro Forma Results for Comparative Purposes

In accordance with generally accepted accounting principles, we only include the revenue earned from Datamark’s enrollment marketing services since October 31, 2003 (acquisition date) in our condensed consolidated statements of operations; therefore while enrollment marketing related revenue represented 64% and 61% of our total revenue for the three and nine months ended September 30, 2004, no such revenue was included in our financial results during the same periods in 2003.  For comparison purposes, on a pro forma basis, assuming the acquisition had occurred as of January 1, 2003 and we had included Datamark’s revenue of $11.6 and $31.1 million for the three and nine months ended September 30, 2003, enrollment marketing revenue would have represented approximately 61% and 59% of our total pro forma revenue for the three and nine months ended September 30, 2003, respectively.

The following unaudited pro forma financial information for the three and nine months ended September 30, 2004 and 2003 presents the combined results of operations of eCollege and Datamark as if the acquisition had occurred as of January 1, 2003. An adjustment of $3.7 million was made to the combined results of operations, reflecting amortization of purchased intangible assets, stock compensation expense, and interest expense, net of taxes, that would have been recorded if the acquisition had occurred at the beginning of 2003. The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations of eCollege that would have been reported had the acquisition been completed as of the beginning of the period presented, and should not be taken as representative of the future consolidated results of operations or financial condition of eCollege. Actual results for the three and nine months ended September 30, 2004 and pro forma results for the three and nine months ended September 30, 2003 were as follows (in thousands, except per share amounts):

	Three Months Ended September 30,
	2004	2003 Pro forma
Revenue	$24,291	$19,247
Cost of revenue	12,887	10,093
Gross profit	11,404	9,154
Operating expenses	8,978	7,251
Income from operations	2,426	1,903
Other income (expense), net	(1,278)	(1,278)
Income before taxes	1,148	625
Provision for income taxes	40	—
Net income	$1,108	$625
Basic and diluted earnings per share	$0.05	$0.03

	Nine Months Ended September 30,
	2004	2003 Pro forma
Revenue	$64,838	$52,731
Cost of revenue	33,706	29,065
Gross profit	31,132	23,666
Operating expenses	25,391	21,052
Income from operations	5,741	2,614
Other income (expense), net	(3,813)	(3,785)
Income (loss) before taxes	1,928	(1,171)
Provision for income taxes	102	—
Net income (loss)	$1,826	$(1,171)
Basic earnings (loss) per share	0.09	(0.06)
Diluted earnings (loss) per share	$0.08	$(0.06)

Management believes investors and potential investors should consider pro forma financial information for the three and nine months ended September 30, 2003 as an additional and meaningful basis for comparison with the actual results of the three and nine months ended September 30, 2004. The Company’s revenue for the three and nine months ended September 30, 2004 is an increase of 26 and 23 percent, respectively, from the pro forma revenue for the three and nine months ended September 30, 2003. The pro forma revenue for the three and nine months ended September 30, 2003 includes $11.6 and $31.1 million of revenue from Datamark, respectively. The Company’s net income for the three and nine months ended September 30, 2004 of $1.1 million ($0.05 per share, calculated on an average of 21.9 million diluted shares) and $1.8 million ($0.08 per share, calculated on an average of 22.4 million diluted shares) is an improvement of $483,000 and $3.0 million over the pro forma net income of $625 thousand ($0.03 per share, calculated on an average of 21.6 million diluted shares) and pro forma net loss of $1.2 million ($0.06 loss per share, calculated on an average of 19.6 million diluted shares) for the three and nine months ended September 30, 2003.

Historical Results

The following discussion compares the historical results of operations for the three and nine months ended September 30, 2004 and 2003. The inclusion of Datamark’s results for the three and nine months ended September 30, 2004 causes significant fluctuations in the historical operating results of eCollege in 2004 as compared to 2003.

Three Months Ended September 30, 2004 and 2003

Revenue. Total revenue increased 220% to $24.3 million for the three months ended September 30, 2004 from $7.6 million for the three months ended September 30, 2003.

The new Enrollment division was responsible for $15.5 million of this increase, primarily direct mail marketing services which accounted for $10.0 million, as well as interactive, media and other placement services totaling $4.1 million, $856,000 and $532,000 respectively. The eLearning division was responsible for the remaining $1.2 million of the increase in revenue,primarily due to an increase in student fees from online courses enrollments.

eLearning student fees increased by 22% to $7.9 million for the three months ended September 30, 2004, from $6.5 million for the three months ended September 30, 2003. The increase in our student fee revenues is due to an expected 45% increase in the number of student enrollments in online eCourses beginning in the summer and fall academic terms, compared to the same academic terms in 2003. Our eLearning customers benefit from volume discounts on their student fees based on the success of their distance programs. Some of our customers guarantee a minimum amount of student fees for each year they are under contract with us, for which they receive discounts on our services.

eLearning campus and course fees represented $451,000 and $648,000 for the three months ended September 30, 2004 and 2003, respectively, a decrease of $197,000 or 30%. This decrease in course development fees is primarily attributable to our customers continuing to use our proprietary tools to develop more courses on the eCollege platform without our assistance. This trend has been exacerbated somewhat by another strategic initiative of ours, which is to offer free course conversion to large distance programs that want to move from competitor platforms to ours. While this has negatively impacted our course development revenue, we believe it has positively impacted the higher-margin student fee revenue due to the resulting availability of more online courses on the eCollege System.

Other eLearning revenue was $478,000 and $497,000 for the three months ended September 30, 2004 and 2003, and includes technical and instructional design consulting revenue.

Cost of Revenue. Cost of revenue increased by $10.3 million, or 390%, to $12.9 million for the three months ended September 30, 2004, from $2.6 million for the same period in 2003. The newly acquired Enrollment division increased cost of revenue for the three months ended September 30, 2004 by $10.5 million. eLearning cost of revenue decreased by $222,000 or 8% to $2.4 million for the three months ended September 30, 2004. This decrease is mainly attributable to savings of $314,000 as our Campus Portal product became fully amortized as of March 31, 2004. Amortization expense related to our capitalized software costs for the three months ended September 30, 2003 was $314,000. Additional savings include a $70,000 reduction in depreciation expense, a $21,000 reduction in communication expense and a $39,000 savings related to system costs primarily related to our internal technology departments. Salaries and employee benefits in our cost of revenue departments were slightly lower by $22,000 compared to the same period last year. Offsetting these decreased expenses were increases in consulting expenses of $138,000, increased commission expense of $82,000 and increased royalty expense of $17,000.

Our eLearning operations personnel increased slightly to 87 as of September 2004 from 83 in September 2003, as we continue to meet our customers’ demands while continuing to improve operating efficiencies in our course development and consulting services. We had 164 employees in our Enrollment division’s operations and account management areas at September 30, 2004.

Gross Profit. We realized gross profit of $11.4 million, resulting in a 129%, or $6.4 million, increase for the three months ended September 30, 2004 compared to the $5.0 million we realized during the same period in 2003. For the three months ended September 30, 2004, the new Enrollment division contributed $5.0 million to our gross profit, while the eLearning division contributed $6.4 million. The increase of $1.4 million related to the eLearning division was primarily due to the increase in our student fees, which have a relatively higher contribution margin than most of our other revenue sources, as well as the discontinuance of amortization related to our Campus Portal product.

As our product mix continues to change and diversify, we expect that the mix of our cost of revenue will change accordingly. We have been able to achieve increases in our revenue without increasing our cost of revenue proportionally.

Product Development. Product development expenses remained constant at $1.5 million for the three months ended September 30, 2004 and 2003.  The Enrollment division did not incur expenses related to product development during the three months ended September 30, 2004.

For the eLearning division, travel expenses decreased by $30,000 and consulting expenses decreased by $12,000 as compared to the same period in 2003.  Offsetting these savings were increases in depreciation expense of $34,000 and $11,000 in system costs.  Additional expenses incurred relate to our off-shore initiative in Sri Lanka of $172,000.  In January 2004, the Company decided, based on timing and cost considerations, to supplement our development efforts by committing resources to offshore development in Sri Lanka.

Our development staff remained relatively flat at 63 development personnel as of September 30, 2004 from 60 as of September 30, 2003. All development personnel in the three months ended September 30, 2004 and 2003 were in the eLearning division.

Product development costs in the future may be reduced by any software development costs which are capitalized in accordance with relevant accounting standards. Capitalized software development costs totaled $600,000 for the three months ended September 30, 2004.

Selling and Marketing. Selling and marketing expenses increased to $2.3 million for the three months ended September 30, 2004 from $1.3 million for the three months ended September 30, 2003.  The Enrollment division recorded $1.3 million of selling and marketing expenses during the three months ended September 30, 2004.  The eLearning division, selling and marketing expenses decreased by $300,000 for the three months ended September 30, 2004 compared to the same period in 2003. These cost reductions related primarily to salaries and related benefits, other employee benefits and travel costs.

Our eLearning division was staffed with 6 marketing-related employees as of September 30, 2004 and 8 as of September 30, 2003. Our eLearning division sales staff remained flat at 26 employees at September 30, 2004 and 2003. At September 30, 2003, the Enrollment division had 41 employees engaged in sales, sales management and marketing activities.

General and Administrative. General and administrative expenses increased $3.1 million to $4.7 million for the three months ended September 30, 2004 from $1.6 million for the three months ended September 30, 2003.  The addition of the Enrollment division accounted for $1.5 million of the increase.  Increased expenses of $1.0 million related to audit, legal, consulting, temporary services, and costs related to compliance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”). Other increases were due to executive compensation and benefits including stock-based compensation. Our total executive and administrative personnel increased to 55 at September 30, 2004 from 34 at September 30, 2003, due primarily to the addition of the Enrollment division’s executive and administrative employees.

We record stock-based compensation in connection with the grant of stock options, restricted share rights, the employee stock purchase plan, and stock appreciation rights to employees, officers, and directors in accordance with our stock-based compensation accounting policy. The deferred charge is being amortized over the relevant vesting periods of such options or restricted share rights, which range from one to five years. We recorded $849,000 of stock-based compensation in the three months ended September 30, 2004 and $147,000 in the same period in 2003. Portions of such compensation expense were allocated to cost of revenue, selling and marketing expense, and product development expense, as appropriate, based on the recipients of the awards.  The balance was included in general and administrative expense.

Amortization of Intangible Assets. Our amortization of intangible assets of $373,000 for the three months ended September 30, 2004 consists entirely of the amortization of identified intangible assets which we recorded in connection with the Datamark acquisition. Specifically, customer relationships with an estimated value of $8.1 million are being amortized over their estimated useful lives of eight years, and non-compete agreements valued at $2.4 million are being amortized over their estimated useful lives of five years. Amortization expense related to those assets is expected to approximate $373,000 in the fourth quarter of 2004. There were no indications that these intangible assets were impaired as of September 30, 2004.

Other Income (Expense). Our other income and expense, which consists primarily of interest expense on our debt, increased by $1.3 million as compared to the same period in 2003. The majority of the increase related to interest on debt obligations incurred to fund the acquisition of Datamark. Approximately $241,000 related to the amortization of the discount on our Senior Subordinated Notes and Seller Notes and was therefore not payable in cash during the quarter.  In fact, due to the payment terms on those two debt instruments, we were required to pay only $1.0 million in cash interest expense during the quarter ended September 30, 2004.  We are currently evaluating whether we will pre-pay a portion of the Senior Subordinated Notes or Seller Notes. Any pre-payments of these debt obligations would result in additional interest expense in the period of any such pre-payment, due to their respective carrying values being less than their stated principal values and the resulting write-off of any deferred financing costs. Barring any acceleration of interest due to pre-payment of debt, we expect to have approximately the same amount of interest expense during the fourth quarter of 2004 as we incurred during the third quarter of 2004.

Net income. Our net income increased to $1.1 million or $0.05 per basic and diluted share for the three months ended September 30, 2004 up from net income of $671,000 or $0.04 per basic and $0.03 per diluted share for the three months ended September 30, 2003.

Nine months ended September 30, 2004 and 2003

Revenue. Total revenue increased 200% to $64.8 million for the nine months ended September 30, 2004 from $21.6 million for the nine months ended September 30, 2003. The new Enrollment division was responsible for $39.4 million of this increase, primarily direct mail marketing services which accounted for $28.3 million, as well as interactive, media and other placement services totaling $7.2 million, $2.5 million and $1.4 million, respectively. The remaining $3.9 million of the increase in revenue is primarily due to a $4.5 million increase in student fees from online courses offset by a decline in campus and course fees and other eLearning revenue of $592,000.

eLearning student fees increased by 24% to $22.8 million for the nine months ended September 30, 2004, from $18.4 million for the nine months ended September 30, 2003.  The increase in our student fee revenues is due to an expected 51% increase in the number of student enrollments in online eCourses beginning in the summer and fall academic terms, compared to the same academic terms in 2003. Our eLearning customers benefit from volume discounts on their student fees based on the success of their distance programs. In addition, they often guarantee a minimum amount of student fees for each year they are under contract with us, for which they receive further discounts on our services.

eLearning campus and course fees represented $1.4 and $2.1 million for the nine months ended September 30, 2004 and 2003, respectively, a decrease of $632,000 or 31%. This decrease in course development fees is primarily attributable to our customers continuing to use our proprietary tools to develop more courses on the eCollege platform without our assistance. This trend has been exacerbated somewhat by another strategic initiative of ours, which is to offer free course conversion to large distance programs that want to move from competitor platforms to ours. While this has negatively impacted our course development revenue, we believe it has positively impacted the higher-margin student fee revenue due to the resulting availability of more online courses on the eCollege System.

Other eLearning revenue of $1.2 million and $1.2 million for the nine months ended September 30, 2004 and 2003, respectively includes eLearning technical and instructional design consulting revenue.

Cost of Revenue. Cost of revenue increased by $25.4 million or 307%, to $33.7 million for the nine months ended September 30, 2004, from $8.3 million for the same period in 2003. The newly acquired Enrollment division increased cost of revenue for the nine months ended September 30, 2004, by $26.0 million.  eLearning cost of revenue decreased by $564,000 or 7% to $7.7 million for the nine months ended September 30, 2004. This decrease is mainly attributable to savings of $628,000 as our Campus Portal product became fully amortized as of March 31, 2004. Amortization expense related to our capitalized software costs for the nine months ended September 30, 2003 was $941,000 vs. $314,000 for the nine months ended September 30, 2004. Additional savings include a $361,000 reduction in depreciation expense and a $59,000 reduction in communication expense primarily related to our internal technology departments, and reductions in rent expense of $51,000.  Additionally, we recorded reductions in expense of $42,000 due to changes in estimates related to our grant program during the nine months ended September 30, 2004. Offsetting these decreased expenses were increases in commission expense of $177,000 and increases in salaries and employee benefits of $227,000.

Our eLearning operations personnel increased to 87 as of September 30, 2004 from 83 at September 30, 2003, as we continue to meet our customers’ demands while continuing to improve on operating efficiencies in our course development and consulting services. We had 164 employees in our Enrollment division’s operations and account management areas at September 30, 2004.

Gross Profit. We realized gross profit of $31.1 million, resulting in a 133% or $17.8 million increase for the nine months ended September 30, 2004 compared to the $13.3 million we realized during the same period in 2003. For the nine months ended September 30, 2004, the new Enrollment division contributed $13.4 million to our gross profit, while the eLearning division contributed $17.8 million. The increase of $4.4 million related to the eLearning division was primarily due to the increase in our student fees, which have a relatively higher contribution margin than most of our other revenue sources due to the operating leverage on the generally fixed nature of our data center expenses, as well as the discontinuance of amortization related to our Campus Portal product.

Product Development. Product development expenses increased to $5.0 million for the nine months ended September 30, 2004 from $4.4 million for the nine months ended September 30, 2003.  Capitalized software development was $1.0 million for the nine months ended September 30, 2004.  The Enrollment division did not incur expenses related to product development during the nine months ended September 30, 2004.

For the eLearning division, consulting expenses decreased by $121,000, and rent expense by $36,000 as compared to the same period in 2003. Offsetting these savings were increases in salaries and employee benefits of $100,000, depreciation expense of $69,000, training expenses of $24,000, legal expenses of $21,000, temporary services of $25,000, and system costs of $36,000.  Additionally, we recognized a loss of $52,000 related to an agreement with a third party in Sri Lanka to provide software development and related support services for non-critical development projects. Additional expenses incurred relate to our off-shore initiative in Sri Lanka were $471,000 for the nine months ended September 30, 2004. Our development staff increased to 63 development personnel as of September 30, 2004 from 60 as of September 30, 2003.  All development personnel in the nine months ended September 30, 2004 and 2003 were in the eLearning division.

Selling and Marketing. Selling and marketing expenses increased to $7.4 million for the nine months ended September 30, 2004 from $3.8 million for the nine months ended September 30, 2003.  The Enrollment division recorded $3.9 million of selling and marketing expenses during the nine months ended September 30, 2004, accounting for the entire increase on a consolidated basis.  For the eLearning division, selling and marketing expenses decreased by $298,000 for the nine months ended September 30, 2004 compared to the same period in 2003. These cost reductions related primarily to collaterals, conferences, public relations and promotion costs.  Additional savings of $54,000 related to rent and depreciation expenses.  Offsetting these savings were increased salaries and employee benefits and office expenses of $67,000.

Our eLearning division was staffed with 6 marketing-related employees as of September 30, 2004 and 8 as of September 30, 2003. Our eLearning division sales staff remained flat at 26 employees at September 30, 2004 and September 30, 2003. At September 30, 2004, the Enrollment division had 41 employees engaged in sales, sales management and marketing activities.

General and Administrative. General and administrative expenses increased $7.2 million to $11.8 million for the nine months ended September 30, 2004 from $4.6 million for the nine months ended September 30, 2003.  The Enrollment division addition to the increased expense is $4.2 million.  $1.6 million of the increased expenses related to audit, legal, consulting, temporary services primarily related to Sarbanes-Oxley, insurance costs and travel expenses.  Additional increases were due to executive compensation and benefits including stock-based compensation of $2.9 million.  These increased costs were offset by decreases in franchise taxes, rent expense, depreciation expense, Board expenses, and investment banking fees of $371,000.  Our total executive and administrative personnel increased to 55 at September 30, 2004 from 34 at September 30, 2003, due primarily to the addition of the Enrollment division’s executive and administrative employees.

We record stock-based compensation in connection with the grant of stock options, restricted share rights, the employee stock purchase plan, and stock appreciation rights to employees, officers, and directors in accordance with our stock-based compensation accounting policy.  The deferred charge is being amortized over the relevant vesting periods of such options or restricted share rights, which range from one to five years. We recorded $2.9 million of stock-based compensation in the nine months ended September 30, 2004. Portions of such compensation expense were allocated to cost of revenue, selling and marketing expense, and product development expense, as appropriate, based on the recipients of the awards. The balance was included in general and administrative expense.

Amortization of Intangible Assets. Our amortization of intangible assets of $1.1 million consists entirely of the amortization of identified intangible assets which we recorded in connection with the Datamark acquisition. Specifically, customer relationships with an estimated value of $8.1 million are being amortized over their estimated useful lives of eight years, and non-compete agreements valued at $2.4 million are being amortized over their estimated useful lives of five years.  There were no indications that these intangible assets were impaired as of September 30, 2004.

Other Income (Expense). Other income and expense, which consists primarily of interest expense on our debt, increased by $3.8 million. The majority of the increase related to interest on the debt obligations incurred to fund the acquisition of Datamark. Approximately $665,000 of the increase related to the amortization of the discount on our Senior Subordinated Notes and Seller Notes and was therefore not payable in cash during the quarter.  In fact, due to the payment terms on those two debt instruments, we were required to pay only $3.1 million in cash interest expense during the nine months ended September 30, 2004.

Net income. Our net income increased to $1.8 million or $0.09 per basic and $0.08 per diluted share for the nine months ended September 30, 2004 up from net income of $510 thousand or $0.03 per basic and diluted share for the nine months ended September 30, 2003.

Liquidity and Capital Resources

The Company’s cash and cash equivalents increased by $8.3 million from $16.0 million at December 31, 2003 to $24.3 million at September 30, 2004. The increase from December 31, 2003 was primarily due to cash provided by operating activities of $10.6 million and cash provided by financing activities of $1.5 million, offset by cash used in investing activities of $3.8 million. Included in cash provided by financing activities for the nine months ended September 30, 2004 was $2.0 million received from issuing additional common stock related to stock options that were exercised during the period, as well as shares issued in connection with the Company’s employee stock purchase plan.  Included in the cash provided by operations for the nine months ended September 30, 2004 were adjustments to net income of $2.9 million, $1.8 million, and $1.4 million for non-cash stock-based compensation, depreciation and intangible amortization expense, respectively.   Included in cash used in investing activities for the nine months ended September 30, 2004 was a $516,000 reclassification of cash pledged as collateral and invested in a certificate of deposit with a one year maturity.

For the nine months ended September 30, 2004, we also used $3.1 million of cash to purchase or develop computer software and equipment. In addition to these cash purchases, we leased $443,000 worth of equipment under a capital lease during the first quarter of 2004.

We used the majority of the $28.8 million of net proceeds from our August 2003 private placement of shares of eCollege common stock to partially fund the Datamark acquisition. To further finance the acquisition, we issued debt with principal totaling $35.0 million. Under the current financing arrangements, as of September 30, 2004, $2.2 million of our debt will be due by December 31, 2006, another $ 5.0 million will be due in the fourth quarter of 2007, with the remaining $27.0 million due in 2008.  Senior Subordinated Notes issued to a lender and subordinated Seller Notes issued to the sellers of Datamark, with principal totaling $20.0 million and $12.0 million, respectively, had estimated fair values of $17.3 million and $10.1 million, respectively, at September 30, 2004.  Due to the accounting treatment given to these components of the debt we issued, our results of operations include a significant amount of interest expense in 2004 that did not and will not require cash settlement until future periods.  For instance, the discounts on the debt will result in $5.6 million of interest expense amortized over the remainder of the original five year term of these debt obligations.  We recorded approximately $665,000 of such interest expense during the nine months ended September 30, 2004 that will be repaid though principal payments in future years. In addition, approximately $900,000 of interest expense recorded in the first nine months of 2004 is not due and payable until after October 31, 2006.

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

A Significant Portion of Our Revenue Is Generated From a Relatively Small Number of Customers.

Revenue from a small number of customers has comprised a substantial portion of our historical revenue at both operating divisions and is expected to represent a substantial portion of our revenue in the foreseeable future. Our largest 30 eLearning customers accounted for 71% of our eLearning division revenue for the three months ended September 30, 2004. The Enrollment division’s largest 30 customers accounted for approximately 74% of total enrollment marketing revenue for the three months ended September 30, 2004. Any cancellation, deferral, or significant reduction in work performed for these principal customers, or failure to collect accounts receivable from these principal customers, could have a material adverse effect on our business, financial condition, and results of operations. One of the former largest customers of the eLearning division did not renew its guaranteed minimum contract with us when it expired in April 2004. This customer generated approximately 0% and 9% of our total consolidated revenue during the three months ended September 30, 2004 and 2003, respectively.

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

Increases In Costs of Revenue Could Harm Datamark’s Business.

The direct marketing activities of Datamark may be adversely affected by increases in certain costs. Datamark’s direct mail activities may be adversely affected by postal rate increases, especially increases that are imposed without advance notice to allow adjustments to be made to marketing budgets. In addition, Datamark is currently engaged in a dispute with the Utah State Tax Commission which is attempting to impose sales tax on mailing lists used by Datamark in providing services to its direct mail customers. See Note (5) to the Unaudited Condensed Consolidated Financial Statements contained elsewhere herein for additional information concerning this dispute. In the event that the state of Utah prevails in this dispute, Datamark’s costs of revenue will increase. If customers do not increase their marketing budgets following the imposition of the sales tax, Datamark’s results of operations could be adversely affected. With regards to Datamark’s interactive marketing services, rising demand for online advertising has caused Internet media prices to increase. Because Datamark’s contracts generally obligate the Company to deliver a specified number of leads at a specified price, the Company may be unable to adjust its pricing to reflect increased Internet lead costs until contracts expire and are renegotiated. Any of these occurrences could materially and adversely affect the business, financial condition and results of operations of Datamark and eCollege as a whole.

Our Business and Future Operating Results Are Subject to a Broad Range of Uncertainties Arising Out of Terrorist Attacks on the United States of America.

Our business and operating results are subject to uncertainties arising out of terrorist attacks on the United States of America. These uncertainties include the potential worsening or extension of the global economic slowdown and the economic consequences of military action or additional terrorist activities. While terrorist attacks have not had a material impact on our financial position or results of operations to date, any future attacks or events arising as a result of the attacks, such as interruptions to the international telecommunications network or the Internet, could have a material impact on our business

The Company Has Restated Its Financial Statements and Has a Material Weakness in its Internal Controls That Requires Remediation, and the Company May be Unable to Conclude, Pursuant to Section 404 of Sarbanes–Oxley, That Its Internal Controls over Financial Reporting at December 31, 2004 Are Effective.

In August 2004, the Company restated its financial statements for 2003 and the first quarter of 2004 to correct an error in the accounting for the Company’s Employee Stock Purchase Plan under SFAS No. 123. The Company believes that the error that led to the restatement was attributable to a material weakness in internal control over financial reporting relating to the impact of new accounting pronouncements on the Company’s reported financial results. The Company has implemented a number of procedures intended to remediate this material weakness and has begun to evaluate additional training of accounting personnel as an additional remediation measure, but the weakness will not be considered remediated until the training procedures are fully implemented and all of the remedial procedures operate for a period of time and are tested. See Item 4 elsewhere in this report.

Rules describing the requirements that must be satisfied in order for the Company’s independent auditors to be able to attest to the Company’s internal controls under Section 404 were recently adopted and interpretative guidance concerning these rules continues to evolve.  As a result, and in light of the material weakness and potential internal control concerns mentioned above, we cannot be certain that we will be able to timely complete all design, documentation, testing and remediation activities required to conclude that our internal controls over financial reporting are effective within the meaning of Sarbanes-Oxley as of December 31, 2004.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position, operating results or cash flows due to adverse changes in financial market prices and rates. The Company is, or may become, exposed to market risk in the areas of changes in interest rates and changes in foreign currency exchange rates as measured against the United States dollar. These exposures are directly related to our normal operating and funding activities. Historically, and as of September 30, 2004, we have not used derivative instruments or engaged in hedging activities.

Additionally, the Company does not have significant exposure to changing interest rates on invested cash, which was $516 thousand at September 30, 2004. Historically we have invested available cash in money market accounts, certificates of deposit and investment grade commercial paper that generally had maturities of three months or less, as well as debt securities of United States government agencies and corporate bonds. The Company’s investment policy requires that its investment portfolio be limited to investment securities of one year or less in maturity. Furthermore, all of our invested cash is in money market accounts or in a short-term certificate of deposit as of September 30, 2004. As a result, the interest rate market risk implicit in these investments at September 30, 2004 is low. However, factors influencing the financial condition of securities issuers may impact their ability to meet their financial obligations and could impact the realizability of our securities portfolio. The Company has not undertaken any other interest rate market risk management activities.

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains a Disclosure Committee, comprised of the Chief Executive Officer, President and Chief Operating Officer, Chief Financial Officer, Executive Vice President of eCollege and Chairman and Chief Executive Officer of Datamark, Senior Vice President of Strategy, Executive Vice President/General Manager of eLearning Division, President and Chief Operating Officer of Datamark, General Counsel and Director of Corporate Accounting. The Company maintains disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Prior to the issuance of the Company’s June 30, 2004 interim financial statements, we identified an error in the accounting for the Company’s Employee Stock Purchase Plan under SFAS No. 123, which the Company voluntarily adopted in 2003. In late August 2004 the Company completed the analysis necessary to verify and quantify the error and prepare a restatement to correct the errors, which restatement was reflected in the Annual Report on Form 10-K/A for 2003 and the Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2004. Both such reports were filed with the SEC on August 24, 2004 and should be referred to for additional information regarding the restatement.

The Company believes that the error that led to the restatement was attributable to a material weakness in internal control over financial reporting relating to the impact on the Company’s reported financial results of new accounting pronouncements. In order to remediate this material weakness, the Company has taken the following steps:

•      Initiated a broad evaluation of the structure and staffing of accounting operations throughout the Company.  This evaluation is not complete, but has already led to:

•      The creation of a separate corporate accounting function at the corporate headquarters in Chicago, Illinois.  This function includes a new position, Director of Corporate Accounting, which was filled in August, 2004.

•      The addition of accounting staff at the divisional accounting operations in Salt Lake City, Utah.

•      Implemented new procedures for the review of accounting pronouncements that impact the Company’s financial statements, including the creation of “white papers” documenting the analysis, and checklists to ensure that accounting staff are familiar with the accounting requirements for their areas of focus.

•      Increased the number and scope of meetings with the Company’s external auditors to discuss the impact of recent accounting pronouncements on the Company’s reported financial results.

•      Broadened relationships with other outside advisors, such as tax consultants.

•      Begun the process of evaluating the adequacy of training received by accounting personnel as it relates to the adoption and implementation of new accounting pronouncements.

Although the Company began to implement these procedures during the third quarter of 2004, the material weakness will not be considered remediated until these procedures are fully implemented, operate for a period of time and are tested and the Company concludes that such procedures are operating effectively.

The Company carried out an evaluation, under the supervision and with the participation of the Disclosure Committee and the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the quarterly period covered by this report. As a result of the material weakness described above, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are ineffective in alerting them in a timely fashion to material information relating to the Company required to be included in the reports that the Company files under the Exchange Act.

The Company is undertaking a thorough review of its internal controls as part of the Company’s preparation for the compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002.  This effort includes internal control documentation and review under the direction of senior management.  As a result of these activities, during the quarter ended September 30, 2004, the Company identified potential internal control concerns that may be considered future reportable conditions under standards established by the American Institute of Certified Public Accountants and or the Public Company Accounting Oversight Board.  Factors contributing to these internal control concerns include our recent growth and, in particular, our acquisition of Datamark – then a private company - in October 2003.  Management is directing resources to address potential areas of concern which include the staffing and structure of the accounting function, the adequacy of controls over financial reporting, system access, and segregation of duties.

Rules describing the requirements that must be satisfied in order for the Company’s independent auditors to be able to attest to the Company’s internal controls under Section 404 were recently adopted and interpretative guidance concerning these rules continues to evolve.  As a result, and in light of the material weakness and potential internal control concerns mentioned above, we cannot be certain that we will be able to timely complete all design, documentation, testing and remediation activities required to conclude that our internal controls over financial reporting are effective within the meaning of Sarbanes-Oxley as of December 31, 2004.

Management believes that its detailed monthly financial review and other oversight procedures are sufficient that the Unaudited Condensed Consolidated Financial Statements included in this report are accurately and fairly reported.  The Company will continue to be vigilant in reviewing and identifying areas of improvement in its internal controls over financial reporting and creating and implementing new policies and procedures as deemed appropriate. Except as described above, there have been no changes in the Company’s internal controls over financial reporting which have materially affected, or are reasonably likely to materially affect, such internal controls.

It should be noted that the design of any system of controls is based upon certain assumptions about the likelihood of future events, and there can be no assurance that such design will succeed in achieving its stated objective under all potential future conditions, regardless of how remote.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In our Annual Report on Form 10-K/A for the period ended December 31, 2003, we reported that the Company was named as a defendant in the lawsuit captioned IP Innovation, LLC, Plaintiff vs. Thomson Learning, Inc., eCollege.com, Digitalthink, Inc., Docent, Inc., Blackboard, Inc., Global Knowledge Network, Inc., and The Princeton Review, Inc., Defendants, Case No. H-02-2031, In the United States District Court for the Southern District of Texas, Houston Division. The lawsuit was originally captioned IP Innovation, LLC, Plaintiff vs. WebCT, Inc., and Thomson Learning, Inc, Defendants, Case No. H-02-2031, In the United States District Court for the Southern District of Texas, Houston Division. The case involved claims of patent infringement. In April 2004, the Company filed a motion for summary judgment, and on July 1, 2004, the court entered final judgment in our favor, finding that the Company’s programs do not directly or indirectly infringe on plaintiff’s patents.  In August 2004, the plaintiff filed a notice of appeal in the United States Court of Appeals for the Federal Circuit. The Company intends to continue to vigorously defend the lawsuit, and we do not believe that the ultimate resolution of this matter will have a material adverse effect on the Company’s operating results or financial condition.

In addition to the above-described matter, the Company is from time to time exposed to asserted and unasserted legal claims encountered in the normal course of business. We believe that the ultimate resolution of any such matters will not have a material adverse effect on the operating results or the financial position of the Company.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 The Company held its Annual Meeting of

Stockholders on September 15, 2004. At the Annual Meeting, the Company’s stockholders voted on the following proposals:

1.     To elect seven directors to the Company’s Board of Directors to hold office for a one-year term.

Directors	For	Withheld

Oakleigh Thorne	16,046,908	60,798
Jack W. Blumenstein	15,608,501	499,205
Christopher E. Girgenti	16,047,340	60,366
Douglas Kelsall	15,733,454	374,252
Jeri L. Korshak	16,047,340	60,366
Robert H. Mundheim	16,047,340	60,366
Jonathan Newcomb	12,421,487	3,686,219

2. To ratify the selection by the Board of Directors of KPMG LLP as the independent auditors of the Company’s financial statements for the year ending December 31, 2004.

For	Against	Abstentions

15,994,816	107,393	5,497

On October 11, 2004, Mr. Newcomb resigned from eCollege’s Board of Directors.

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

(b)   Reports on Form 8-K. The Company filed a report on Form 8-K on August 10, 2004 under Item 12 to announce its preliminary financial results for the second quarter of 2004. The Company filed a report on Form 8-K on August 10, 2004 under Item 12 to report the filing of a Form 12b-25 with respect to the Company’s Quarterly Report on Form 10-Q for the second quarter. The Company filed a report on Form 8-K on August 18, 2004 under Item 12 to confirm its financial results for the second quarter. The Company filed a report on Form 8-K on September 10, 2004 under Item 8.01 to announce the anticipated launch of a new product, Program Intelligence Manager.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in Denver, Colorado, on this 9th day of November, 2004.

eCollege.com

/s/ Oakleigh Thorne
Name: Oakleigh Thorne
Title: Chief Executive Officer and Chairman of the Board of Directors
(principal executive officer)

/s/ Reid E. Simpson
Name: Reid E. Simpson
Title: Chief Financial Officer
(principal financial officer)