Form 10-K
period 2004-12-31
ECOLLEGE COM
filed 2005-03-31
CIK 1085653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-28393

eCollege.com

(Exact name of registrant as specified in its charter)

Delaware	84-1351729
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

One N. LaSalle Street, Suite 1800, Chicago, Illinois	60602
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (312) 706-1710

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act:
Common Stock
(Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

Indicated by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒    No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2004 was approximately $270,873,536.

As of March 28, 2005, 21,704,790 shares of our common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
[None]

FORM 10-K

For the Year Ended December 31, 2004

TABLE OF CONTENTS

PART I

ITEM 1:	Business
ITEM 2:	Properties
ITEM 3:	Legal Proceedings
ITEM 4:	Submission of Matters to a Vote of Security Holders
PART II
ITEM 5:	Market For Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
ITEM 6:	Selected Financial Data
ITEM 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations
ITEM 7A:	Quantitative and Qualitative Disclosures About Market Risk
ITEM 8:	Financial Statements and Supplementary Data
ITEM 9:	Changes In and Disagreements With Accountants on Accounting and Financial Disclosures
ITEM 9A:	Controls and Procedures
ITEM 9B:	Other Information
PART III

ITEM 10:	Directors and Executive Officers of the Company
ITEM 11:	Executive Compensation
ITEM 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
ITEM 13:	Certain Relationships and Related Transactions
ITEM 14:	Principal Accounting Fees and Services

PART IV

ITEM 15:	Exhibits and Financial Statement Schedules
Signatures

PART I

References in this Annual Report on Form 10-K to “eCollege,” the “Company”, “we”, “us” or “our” refer to eCollege.com and its subsidiaries unless the context otherwise requires.

Information Concerning Forward-Looking Statements.  This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 which reflect our current expectations and beliefs regarding the Company’s future results of operations and performance and other future developments . You can identify these forward-looking statements when you see us using words such as “expect,” “anticipate,” “estimate,” “plan,” “believe” and other similar expressions, and such statements include, but are not limited to, statements concerning the Company’s plans to offer additional products or services, the timing of any such offerings and the expected benefits to customers of any such offerings; expected technology developments; the Company’s growth strategy; future financial and operating results, future enrollment levels; future levels of capital expenditures; expected seasonality; and any other statements that are not historical facts.

We caution our readers that these forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of, among other things, the factors described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations, Risk Factors and elsewhere in this report, and in the Company’s filings with the Securities and Exchange Commission (the “SEC”). We advise readers not to place undue reliance on the forward-looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report. We undertake no obligation to update or revise these forward-looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, other than as required by law.

ITEM 1:    BUSINESS

General

eCollege is an outsource provider of value added information services to the post-secondary education industry.  Our eLearning division provides technology, products and services that enable colleges, universities and high schools (“K-12 schools”) to offer online distance and hybrid educational programs as well as on-campus courses.

Datamark, our Enrollment division, provides integrated enrollment marketing services to the proprietary post-secondary school industry.

Our growth strategies are aimed at providing value-added information services along the student life cycle to our target market, which consists of for-profit and growth oriented not-for-profit post-secondary schools, colleges, universities and K-12 schools in the United States and Canada.  The student life cycle is the chain of activities and interactions a student goes through, from the very beginning of the decision to go (back) to school, throughout the completion of courses and programs, all the way to graduation and career placement/progression.  Our goal is to provide our customer institutions with value-added solutions along this chain.

The four principal components of the Company’s growth strategy include:

Continue fueling the profitable growth of our current customers and in so doing drive our own revenue growth: As our solutions in both the eLearning division and the Enrollment division successfully help our clients attract, retain and educate a growing pool of students, our own revenue increases.  In eLearning, our price structure is tied directly to the number of course enrollments on our platform.  In Enrollment, as our products and services help drive enrollment revenue at a customer, there is an increasing opportunity for our revenues to grow along with the client’s increasing marketing budget.

Up-sell and cross-sell to current customers:  Up-selling involves selling additional products and services to current customers within the eLearning and Enrollment divisions.  Cross-selling focuses on selling products of one operating division to appropriate customers of the other division.  Our initial experience with cross-selling was highly targeted to the biggest opportunities and customers most resembling current institutions within each division.  We intend to expand on this in the future to package Enrollment solutions appropriately across various segments of customers within eLearning.

Add additional customers:  We expect to continue to increase our customer base by targeting sales efforts at entrepreneurially-minded institutions who are committed to achieving enrollment growth in both online and on-campus programs.  Additionally, we will look for reseller relationships where appropriate to drive sales of certain products and services to market segments outside the normal focus of our current businesses.  For example, we recently entered into a reselling relationship with a course evaluation vendor to facilitate sales of our online survey applications.

Add new products and services along the student life cycle that leverage both businesses in bringing additional value to the target market:  This involves gaining market acceptance of recent and planned product introductions within divisions, planning the development and integration of new product opportunities across the divisions, and analyzing other solution providers in the industry for potential acquisitions to provide additional products and services that are complementary to our core businesses. As part of our commitment to operational excellence in our new products, we recently expanded the role of the Product Engineering & Technology organization, originally part of eCollege’s eLearning business, to also support product innovation in the Enrollment business.

Segment Information

eCollege has two business segments, eLearning and Enrollment. A summary of our net revenue, income (loss) from operations, and assets for each of our business segments may be found in Item 7 of this Annual Report on Form 10-K.

Our Solution

eLearning

Our eLearning technology, products and services are designed to be comprehensive, powerful and flexible to drive the success and growth of the online educational programs of our target market. As an application service provider (“ASP”), we provide our customers access to our software products, consisting of online campuses, courses, reporting, content management and administration solutions, through hosting services in our reliable data centers. We also provide services complementing our software, including design, development and management of online campuses and courses, as well as ongoing administration, faculty and student support. Our suite of products and services provides customers with the flexibility to either outsource the development of their online campus and courses or to select individual products and services to meet their unique needs.

The eCollege SystemSM.    The eCollege System consists of proprietary services and software that create and support the operational and academic needs of our customers for their online programs and includes: eCollege Teaching SolutionsSM, eCollege Program Administration SolutionsSM and our technology infrastructure.

eCollege Teaching Solutions.    eCollege Teaching Solutions support the development, delivery and efficient management of quality online courses and the training of online instructors. The eCollege AU+SM Course Management System is our teaching and learning system for online course delivery. In addition, we recently released eCollege Content Manager, which is designed to help customers efficiently manage Web-based content items.The eCollege Teaching Solutions include the following:

eCourseSM and eCompanionSM.    eCourse, our fully-online course designed for distance learning and hybrid learning (which encompasses both online and face-to-face class sessions), includes applications necessary for managing courses, outlining assignments, facilitating class discussions, conducting lectures, testing, grading and interacting with and among students. The majority of our eLearning revenue is derived from student technology service fees charged for enrollments in eCourses. eCompanion, our lower-priced online supplement to a face-to-face or on-campus course, offers customers some of the functions of eCourse and provides instructors with the tools necessary to create an interactive online component to supplement traditional on-campus courses.

Content Manager.  The eCollege Content Manager helps our customers centrally manage, standardize and reuse content across multiple programs, courses, sections and other applications. Content Manager is tightly integrated into eCollege’s course management system so users do not have to go outside of a course to create, edit, search for or add content to a course or course section.

eCollege Program Administration Solutions.    The eCollege Program Administration Solutions include products and services that provide assistance and tools to our customers’ administrators to assist them in enhancing overall program quality and efficient administration. These products and services include:

Gateway CampusSM and CampusPortalSM.    Gateway Campus and CampusPortal are online portal products that offer community, academic and administrative functions similar to those found on a physical college campus. The Gateway Campus provides access to online campus services, courses and course supplements, and includes faculty and administrative services. Our customers can choose to add premium features such as interactive course catalogs, online admissions forms and online registration to their Gateway Campus. CampusPortal is our most comprehensive portal product and includes all of the functionality of the Gateway Campus and the premium features.

Program Management and Reporting.    We assign every customer a client services consultant and a back-up team to provide assistance with term and course administration and user management, and to ensure that the customer’s communications and reporting needs are met. We also offer customers a wide range of standard reports, including activity usage and enrollment reports that analyze student data to help customers manage their online programs. In addition, we can create custom reports that respond to our customers’ unique needs.

Evaluation Solutions.    Evaluation Solutions are comprehensive Internet-based products that automate the entire course and instructor evaluation process. These products allow the customer to gather data from students and faculty online, and then aggregate the data into reports to help monitor course and program quality and instructor effectiveness.

eCollege Services.  In addition to its core products and services, eCollege offers a suite of professional services that complement its Teaching and Program Administration Solutions. These offerings include:

Help Desk.    eCollege provides assistance to students, faculty and administrators 24 hours a day, 365 days a year. We are staffed to ensure that technical questions related to the eCollege System are resolved quickly and effectively.

Course Development and Support, Instructional Design Consulting and Training, and Content Solutions.    We offer course development services to help customers reduce the time it takes to develop new course offerings, create enhancements for existing courses with new learning objects or multi-media, and convert existing course content from other companies’ course management systems. Our instructional designers leverage our product and service offerings to help customers deliver quality online courses, instruction and programs.

Technical Consulting.    Our software development team offers custom technical consulting to meet a customer’s unique needs, whether it be for a special eLearning-related application, a customized brochure website, or for integrating the customer’s online programs with its student information systems and other enterprise-wide applications through our open platform initiative.

Technology Infrastructure.    eCollege’s technology infrastructure provides our customers with a turnkey online program solution and offers reliability, scalability, accessibility, security and performance designed to provide program stability and growth. The reliability of an institution’s online learning environment and support services can affect its faculty and student satisfaction, and thus its student completion, retention and graduation rates. Our technology infrastructure consists of:

Hosting.    As an ASP, we host our software for our customers in a highly reliable and scalable hosting environment, allowing customers to provide their online programs through a standard Web browser. We have two commercial data centers and have built redundancy into every critical area of the eCollege System, including security, switches, communication servers, network management, Web servers, application servers, database servers and data storage. This redundancy enabled us to achieve 99.99% internal system availability to our customers during the 2003-2004 academic year and we have continued to achieve that level of availability thus far in the current academic year.

Internet Connectivity.    To ensure maximum up-time for our customers, we provide full OC-3 and Gigabit Ethernet connections balanced over three Tier I Internet providers: multiple Internet providers to insure instant data rerouting if one of the connections should ever fail;  .Alt Access—a completely separate alternate network path to a customer’s website; and world-wide network and application performance monitoring.

Product Advancement.    Our development and quality assurance teams focus not only on features and functionality, but also on the usability and scalability of our products. All new product development initiatives go through a rigorous definition, development and quality assurance process. Furthermore, because of our ASP model, whenever we release an upgrade or enhancement to our Teaching Solutions or Program Administration Solutions, all of our customers have immediate access to the benefits of the new product offering.

Enrollment

Our Enrollment products and services are focused on three stages of the student life cycle: recruiting (lead generation), enrollment (lead conversion), and student retention. Our lead generation products primarily consist of direct mail, media placement and interactive marketing solutions that are designed to attract the interest of the most likely candidates for enrollment at our customers’ institutions. We provide sophisticated lead response tracking and utilize that tracking to optimize the media mix for customers on a continual basis.

With respect to enrollment products and services, we provide lead conversion systems and training to enhance the performance of our customers’ admissions employees, as well as post-lead communication campaigns to increase the number of leads that actually convert into enrollments. Our LeadBoost service is a customized lead contact strategy that uses a tailored mix of mail, interactive and telephonic media to keep interested prospects engaged.

Our retention marketing products and services include a suite of tools for identifying “at risk” students, communication plans to help those students stay in school and monitoring and response plans to keep track of students as they progress through the program.

The following is a description of Datamark’s key product and service offerings:

Direct Mail.    We access comprehensive lists of potential students from several leading student marketing groups. These lists include information about high school students as well as non-traditional learning prospects. We also have direct online access, through national list compilers, to lists that target young adults, career changers and individuals seeking continuing education. The targeted lists help to ensure that mailings are received by qualified sales leads and enable our customers to reach potential students at lower costs. Datamark also provides customized response modeling and list development. In addition, our custom software and database systems enable us to streamline the direct mail production process and ensure accurate and efficient targeting of prospective students. We provide responsive and efficient turnaround times for direct mailings, generally finishing an entire campaign within three weeks.

Media Placement.    We provide comprehensive media buying for both broadcast and print advertising media. Our MediamaxSM system provides tracking technology for complete, accurate and real-time information on media-generated leads. Through Mediamax, we are able to provide a systematic and measurable media placement offering. Using Mediamax, our customers can identify which advertisements generated the most sales leads because prospects responding to advertisements dial toll-free numbers unique to the region, time, and media placement, thereby enhancing tracking accuracy. We also have a strategic alliance with a leading architect of telemarketing solutions, which allows our Mediamax product to connect with a telemarketing service in order to track and route advertising response calls.

Interactive Marketing.    We offer interactive products based on managing and buying media mixes for lead generation on behalf of our customers. Our eMaxSM product creates customer leads through Web marketing, such as strategic placement of school website links, and is sold on a prescribed cost-per-lead basis. We also offer services such as research and competitive analysis, search engine optimization and web site review, consultation, design, and development. Additionally, we offer an Internet marketing solution called eOptSM to smaller schools. eOpt allows us to group smaller schools together, so we can make media purchases for the group as a whole to get more efficient rates. eOpt is also sold on a cost-per-lead basis. Our database driven lead management system provides a complete lead verification process that minimizes the number of invalid leads sent to our customers. In addition, the lead management system provides real-time reporting via the Internet on all critical aspects of a customer’s media buy. Our lead management services are included in eMax and eOpt and are also available to customers on a cost-per-lead or flat fee basis.

Student Retention.    Our Path FinderTM solution provides a targeted and prescriptive custom-designed retention solution for our customers that can be implemented in as few as six weeks. This program helps record and mine data comprised of student success guides, course evaluation surveys, student satisfaction surveys, faculty and staff surveys and exit surveys. While the program is designed to help all students succeed, it particularly identifies and focuses on students most susceptible to attrition and utilizes specialized tools and technologies to motivate and keep them in school. This enhanced monitoring of student satisfaction allows our customers to proactively address student issues and increase graduation rates.

Other Products.  Other Datamark products include custom research and admissions training. Our custom research includes services such as focus groups, surveys, curriculum mix, site location and other marketing studies. We also offer training to our customers’ admissions staffs to improve their conversion rate of leads into enrollments. These solutions are supported by an infrastructure that uses specialized database technology and research and optimization methods. We can provide research capabilities to customers before a campaign or even when a customer is looking for a new school location. Further, a tight results tracking and targeting adjustment cycle helps optimize the campaign’s effectiveness, thereby improving the return on investment for our customer.

Customers

The Company’s definition of a customer is determined based on which entity within an organization makes budgetary decisions and enters into a sales agreement with eCollege or Datamark. Online distance education purchasing decisions are generally made at the consolidated school group level, while enrollment marketing purchasing decisions are more often made at the individual school or campus level. Therefore one school group could potentially include more than one customer if the organization does not centralize purchasing decisions.

As of December 31, 2004, our eLearning division had customers located primarily in the United States and Canada. Such customers include some of the fastest growing and largest programs for online degrees, certification, and professional development. The eLearning division serves for-profit education companies and post-secondary schools, public and private universities, community colleges, career commuter colleges, state departments of education and K-12 school districts. In addition, we have contracts with several providers of continuing education and corporate training. For the year ended December 31, 2004, our 30 largest eLearning customers accounted for 71% of our eLearning revenue.

Our Enrollment division operates in three key customer sectors within the post-secondary market including proprietary, continuing education and community colleges, with the majority of customers in the proprietary sector. Our Enrollment division currently has more than 190 customers. These customers are located throughout the United States and Canada. For the year ended December 31, 2004, our 30 largest Enrollment customers accounted for approximately 93% of our Enrollment division revenue.

For the year ended December 31, 2004, Corinthian Colleges, a customer of both the eLearning and Enrollment divisions accounted for approximately 16% of our consolidated revenue, Career Education Corporation, a customer of the Enrollment division, accounted for approximately 14% of our consolidated revenue and 15% of our consolidated accounts receivable balance at December 31, 2004.

Sales and Marketing

eLearning

We target prospective customers in the United States and Canada. We have a dedicated eLearning sales force, most of whom have a background in education and/or technology, who are solely responsible for new business development. We compensate our sales force with a combination of salary and commissions. We divide our sales force into two groups: higher education and K-12, each managed by a vice president who is responsible for regional directors who are located within the geographic territories they serve. Our regional directors focus exclusively on selling to institutions with large distance programs or with the potential for a large distance program within a clearly defined target account list for each geographic region.

Once a customer contracts with us, the account is assigned to our Account Management department, which is responsible for partnering with our customers to build new online programs for new schools or departments within customers’ institutions. The Account Management department also promotes and sells additional products and service offerings to our customers for their existing programs and provides assistance to program administrators to ensure that customers’ communications and reporting needs are met. We compensate our Account Managers with a combination of salary and commissions based on existing customer revenue goals.

To further penetrate the distance education market, we offer our on-campus product and service offerings at significantly reduced prices for customers that demonstrate a commitment to building or maintaining a large distance education program as an overall enterprise solution. This pricing strategy is designed to encourage further familiarity with our Teaching Solutions software for students who have never taken online distance courses as well as on-campus faculty who may also wish to teach online in a distance education program. We also plan to continue to expand our product offerings, by both offering new products and by increasing the flexibility with which existing products may be deployed.

We market our eLearning technology and services through online media advertising, trade shows, eCollege-sponsored symposiums, speaking engagements and direct marketing. Our eCollege.com website includes a demonstration and trial of the eCollege System and provides information on industry news, trends and important events in online learning. We use press releases and communications to the news and trade media to promote online learning and our customers’ programs in order to increase online student enrollments. We are currently focusing our marketing activities to include more direct marketing to decision-makers in our target markets and continuing to strengthen our brand identity by participating in trade shows, conferences and executive speaking engagements.

Enrollment

Our Enrollment division employs an experienced direct sales force, which is compensated for driving sales to existing and new customers. Incentive compensation plans for our sales executives include a base salary plus commission on gross sales of direct mail, interactive, research, training and retention services and on net sales of media placement. We also reward account executives with an incremental commission for the first 12 months of new business revenue in an effort to motivate salespeople to generate new sales opportunities.

In order to effectively sell our enrollment marketing solutions to existing customers, we have divided our customer base into different segments based on revenue size. Senior management spends the majority of its time focusing on the customers with the greatest revenue potential. We have also developed an integration strategy which we establish multiple Datamark contacts with a customer at different levels of the customer organization. In addition, our account managers and account service specialists oversee each customer job to ensure quality customer service.

The Enrollment division is pursuing several growth initiatives to leverage its core competencies, business model, and customer base. The division’s near-term growth areas include further penetrating its core market and broadening its services offerings. We are actively working with our large customers to integrate additional service offerings to support enrollment and retention objectives. While Datamark’s customers continue to purchase marketing services primarily to drive on-campus enrollments demand for Datamark’s marketing solutions for online programs is growing quickly.

We primarily market our Enrollment division solutions through the sales efforts of our account executives. We also participate in industry trade shows, sponsorships, e-mail campaigns, and newsletters. In addition, we rely on our Datamark website and place advertisements in major trade magazines.

Competition

eLearning

The online learning market has evolved quickly over the past ten years and is subject to technological change.   Some colleges and universities construct online learning systems utilizing in-house personnel and create their own software or purchase software components from a vendor. Therefore, we face significant competition from a variety of entities including software companies with specific products for the college and university market, and service companies that specialize in consulting, system integration, and support in the eLearning industry. Other competitors in this market include a wide range of education and training providers using video, mail correspondence, CD-ROM, and live online training. We believe that the market has recently begun to consolidate. Our principal competitors include Blackboard, Inc., WebCT, Inc., Desire2Learn Inc. and ANGEL Learning, Inc.

We believe that the principal competitive factors in our market include:

•                         The ability to provide high quality online learning, meeting the needs of colleges, universities, K-12 schools, and their students;

•                         A proven approach and process to ensure the successful growth of online educational programs;

•                         Reliability, with up-time and degradation free usage being the significant measures;

•                         Scaleability, security and system performance;

•                         Flexibility and the ability to integrate other technology-based products;

•                         The ability to offer a full complement of products, services, and hosting capabilities as a single-source provider; single source accountability for customer support and satisfaction

•                         Vendor financial viability and company reputation;

•                         Competitive pricing; and

•                         The quality of implementation and ongoing support teams.

We believe we compete favorably on the basis of these factors.

Enrollment

The primary source of competition for our Enrollment division comes from large educational institutions that perform a significant portion of their marketing function in-house and from local advertising agencies, media companies and printing services companies who compete for our accounts. There are a few outsourced marketing service providers that we believe are our primary competitors, but we believe that few, if any, of these companies offer as comprehensive a selection of integrated marketing solutions as we do. We believe that the principal competitive factors in our market include:

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

•                         The ability to provide high quality marketing products and customer service; and

•                         Delivering to customers a return on their marketing investments.

We believe that we compete favorably on the basis of these factors.

Technology

In 2004, we consolidated the technology organizations for eLearning and Enrollment under a single management team. Following is a discussion of the technology we employ in each of our operating divisions:

eLearning

Our technology strategy for the eLearning division is to employ the best available software on stable and scalable platforms. All of our solutions contain our proprietary software and include access to certain widely-available software products we license from third parties. To create the custom components of our software, we employ Microsoft’s most current and commonly used Internet programming technologies, allowing applications to communicate and share data over the Internet.

Because our current business depends on our ability to host Web-based software applications for our customers, one of our primary technical goals is to provide a highly reliable, fault tolerant system. To do so, we have made substantial investments in systems monitoring, fault handling, technology redundancy and other system up-time enhancements. For example, we continuously monitor our customers’ online campuses and our own core systems for availability. All of our primary servers contain fault-tolerant disk storage technology, backup network cards and power supplies, which reduce the possibility of a single point of failure in our servers and reduce downtime. Our database servers contain the latest clustering technology, which uses a combination of scalable hardware and Microsoft software technologies. We maintain sophisticated “firewall” technology to prevent access by unauthorized users and to minimize known vulnerabilities to system security. We also have Intrusion Detection Systems and offer SSL (Secure Socket Layer) encryption for sensitive data, and VPN (Virtual Private Network) access to safely transfer data.

Our products are delivered to our customers from a network of centralized Web servers. Our Web servers are located in two data centers, commonly known as Web “server farms,” which provide us with scalable, high bandwidth Internet connections. Our primary facility is co-located at ViaWest Internet Services, Inc. in Denver, Colorado, and our back-up facilities are located at our eLearning division headquarters in Denver. Having multiple data centers provides us with the capability to provide backup in the case of failure of a data center, thereby mitigating or eliminating customer downtime. Our investment in our technology has enabled us to deliver 99.99% internal system availability to our customers during the 2003-2004 academic year and thus far in the current academic year.

Enrollment

Our technology strategy for the Enrollment division is to employ the best available software and systems to provide our customers with the highest return on their investments. This strategy is supported by the following:

•                       We have direct online access to targeted national lists of potential students;

•                       We employ sophisticated lead response tracking systems to optimize the media mix for customers;

•                       Our Path Finder solution helps record and mine data; and

•                       We offer other services such as Internet search engine optimization and web site review, consultation, design, and development.

To create the custom components of our software, we employ Microsoft’s most current and commonly used programming technologies, as well as open source software such as Linux, PHP and MySQL.

The Enrollment division uses state-of-the-art equipment in its direct mail production facility. Using direct-to-plate technology, which reduces turnaround times and increases quality, our production facility is easily scalable and is designed specifically for short-run, highly personalized direct mail campaigns. The facility has several printing presses, folding machines, inserting machines and sorting machines. Our high volume laser printers provide us with a state-of-the-industry solution for personalizing direct mail pieces. In addition, we have purchased equipment that enables us to create new kinds of direct mail products such as matched mailings.

Research and Development

The Company’s product development activities are managed from Denver, Colorado. Although we have primarily developed products internally in previous years, in January 2004 we decided, based on timing and cost considerations, to supplement our development efforts by committing resources to offshore development in Sri Lanka. eCollege entered into an agreement with a third party vendor to provide supplemental software development for our development projects. Effective in 2007, we will have the option of hiring the third party’s staff and establishing our own facility in Sri Lanka. Minimum commitments under this contract aggregated $3.3 million at December 31, 2004. If we elect to terminate the agreement before April 2007, we will have to pay a termination penalty equal to six months expense at the then current minimum staffing level. In 2004, we integrated technology operations and software development to ensure common architectural standards and processes throughout the Company. Both onshore and offshore resources are used to support research and development for the eLearning and Enrollment divisions.

eCollege’s total expenditures for research and development were $6.6 million in 2004 (of which $0.9 million related to development in Sri Lanka) and $5.7 million (all in the United States) in both 2003 and 2002. We capitalized $1.8 million in costs for internally developed software in 2004, which reduced research and development expense by a corresponding amount. In 2003, we capitalized $304,000 in costs for internally developed software. No such costs were capitalized in 2002. We anticipate that we will continue to have significant research and development expenditures in the future as we continue to develop and provide innovative, high-quality products and services to maintain and enhance our competitive position.

Seasonality

Because the majority of our eLearning revenue is derived from the number of students our customers have enrolled in online courses delivered on our CMS, our results of operations are impacted somewhat by the seasonality inherent in the traditional academic calendar. However, in 2004, we continued to see our customers offer more non-traditional course terms (i.e. quarterly, monthly and bi-monthly), which has somewhat mitigated the seasonality of our results. We expect this trend to continue in the future. There is also a certain degree of seasonality in our Enrollment division. The seasonality is primarily driven by our customers’ direct mail campaigns, which tend to be weighted toward the second half of the calendar year.

As a result of the seasonality in our businesses, sequential quarter-to-quarter financial results are not directly comparable.

Intellectual Property and Proprietary Rights

The Company relies upon federal statutory and common law copyright, trademark and servicemark law, patent law, trade secret protection and confidentiality and/or license agreements with its employees, customers, partners, and others to protect its proprietary rights. In October 2002, we received notice of registration patent number 6,470,171 and in January 2004, we received notice of registration of patent numbers 6,674,992, 6,678,500 and 6,684,053, with the United States Patent and Trademark Office (“USPTO”) covering certain key features of the eCollege System. eCollege has additional patent applications filed with the USPTO covering other key features of our software.

We have certain registered servicemarks and trademarks includingeCollege.com®, eCollege® and Datamark®. We will continue to evaluate the registration of additional servicemarks as appropriate.

Employees

As of December 31, 2004 we employed 443 people. None of our employees are subject to collective bargaining agreements, and we consider our relations with our employees to be good.

Available Information

We make available free of charge on our website at www.eCollege.com our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after electronically filing or furnishing such material to the SEC. You can download and read our Annual Report on Form 10-K by going to the Investor Relations section of our website and clicking on the “Annual Report” link. You can obtain access to our other SEC filings from the Investor Relations section via a hyperlink to a third-party SC Filings website. The information found on our website is not part of this or any other report we file or furnish to the SEC.

ITEM 2.    PROPERTIES

The Company recently relocated its principal executive office to Chicago, Illinois. The Chicago office houses the Chief Executive Officer, Chief Financial Officer and General Counsel as well as certain accounting, finance and administrative employees. The office comprises approximately 6,178 square feet and is held under a lease that expires in January 2010, with an option to extend for one additional five year period.

Our other corporate executives and our eLearning division continue to be located in Denver, Colorado. The Denver facility encompasses approximately 47,600 square feet and is held under a lease that expires on September 30, 2007. We have the option to extend this lease for two additional periods of three years each.

Our Enrollment division is located in Salt Lake City, Utah in leased office space that is attached to its production facility. The production facility is approximately 22,000 square feet and the office space is approximately 28,000 square feet. The Enrollment division also has office facilities consisting of approximately 5,000 square feet in Spokane Washington; 1,100 square feet in Kansas City, Kansas; and 850 square feet in St. Louis, Missouri. The office in Spokane serves as the media placement center and the offices in Kansas City and St. Louis are sales offices. The lease on our Salt Lake City facilities expires in June 2012 and the leases on our Spokane, Kansas City and St. Louis facilities expire on various dates from 2005 through 2007.

We believe that our current facilities are adequate for our current needs and that suitable additional or alternative space will be available in the future on commercially reasonable terms as needed.

ITEM 3.    LEGAL PROCEEDINGS

In December 2002, the Company was named as a defendant in the lawsuit captioned IP Innovation, LLC, Plaintiff vs. Thomson Learning, Inc., eCollege.com, Digitalthink, Inc., Docent, Inc., Blackboard, Inc., Global Knowledge Network, Inc., and The Princeton Review, Inc., Defendants, Case No. H-02-2031, In the United States District Court for the Southern District of Texas, Houston Division. The lawsuit was originally captioned IP Innovation, LLC, Plaintiff vs. WebCT, Inc., and Thomson Learning, Inc, Defendants, Case No. H-02-2031, In the United States District Court for the Southern District of Texas, Houston Division. The case involves claims of patent infringement. In April 2004, the Company filed a motion for summary judgment, and on July 1, 2004, the court entered final judgment in our favor, finding that the Company’s programs do not directly or indirectly infringe on plaintiff’s patents.  In August 2004, the plaintiff filed a notice of appeal in the United States Court of Appeals for the Federal Circuit. The Company intends to continue to vigorously defend the lawsuit. Although no assurances can be given that this matter will be resolved in the Company’s favor, we believe that the case is without merit, and that the ultimate resolution of the lawsuit will not have a material adverse effect on the operating results or the financial position of the Company.

The Utah State Tax Commission conducted a sales tax audit of Datamark for the period April 1, 2002 through December 31, 2002. Upon completion of the audit in November 2003 the Tax Commission claimed that Datamark owed $530,209 in sales tax plus continuing interest for a total assessment of approximately $590,000.

Datamark subsequently paid $52,000 to the Tax Commission. In February 2004, Datamark appealed the assessment in an administrative proceeding before the Tax Commission captioned Datamark, Inc. v. Auditing Division, Utah State Tax Commission, Appeal No. 03-1679, Account No.E76142. Datamark vigorously disputes the Tax Commission’s claims and is vigorously prosecuting its appeal. The former stockholders of Datamark have agreed to indemnify the Company for any liability arising from this matter to the extent that such liability relates to periods ending prior to October 31, 2003. Although we cannot predict with certainty the outcome of this dispute, we believe that its ultimate resolution will not have a material adverse effect on the operating results or financial position of the Company.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of 2004, the Company did not submit any matters to a vote of the Company’s stockholders.

PART II

ITEM 5.    MARKET FOR COMPANY’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

eCollege’s common stock has been traded on the NASDAQ National Market System (“Nasdaq NMS”) under the symbol “ECLG” since December 15, 1999. The following table sets forth the high and low sales prices of the Company’s common stock for the periods indicated as reported on the Nasdaq NMS.

	High	Low
Year ended December 31, 2003
1st Quarter	$4.70	$3.45
2nd Quarter	$12.03	$3.88
3rd Quarter	$23.14	$10.80
4th Quarter	$26.71	$15.62

Year ended December 31, 2004
1st Quarter	$23.85	$16.84
2nd Quarter	$23.00	$14.44
3rd Quarter	$16.08	$6.04
4th Quarter	$12.25	$8.36

The closing price on March 28, 2005 was $12.70.

As of March 28, 2005 there were approximately 102 holders of record of our common stock.

The Company has never paid cash dividends on its stock, and is currently precluded from doing so under its borrowing agreements.

ITEM 6.    SELECTED FINANCIAL DATA

The following table sets forth our summary consolidated financial data for each of the past five years. Data for 2004 and 2003 include Datamark’s results of operations from October 31, 2003, the acquisition date. You should read this information together with the Consolidated Financial Statements and the Notes to those statements included in Item 8 of this Annual Report on Form 10-K and the information set forth under the caption

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Annual Report on Form 10-K.

Statement of Operations Data:

	Years Ended December 31,
	2004 (1)	2003(1)	2002	2001	2000
	(In thousands, except per share data)
Revenue:
Student fees	$31,154	$24,971	$18,058	$13,054	$7,037
Direct mail enrollment marketing	38,347	6,277	—	—	—
Interactive enrollment marketing	11,079	790	—	—	—
Other	8,687	4,822	5,634	6,793	5,502
Total revenue	89,267	36,860	23,692	19,847	12,539
Cost of revenue	46,780	16,183	11,663	13,840	12,650

Gross profit (loss)	42,487	20,677	12,029	6,007	(111)
Operating expenses:
Product development	6,635	5,723	5,658	4,810	7,133
Selling and marketing	9,878	5,843	5,613	7,147	10,587
General and administrative	16,213	7,140	5,621	6,718	9,435
Other general and administrative expense (2)	1,492	249	—	—	2,570

Total operating expenses	34,218	18,955	16,892	18,675	29,725

Income (loss) from operations	8,269	1,722	(4,863)	(12,668)	(29,836)
Interest income (expense), loss from early repayment of debt and other, net (3)	(7,406)	(1,154)	(58)	331	2,154

Income (loss) before income taxes	863	568	(4,921)	(12,337)	(27,682)

Income tax benefit (4)	18,497	—	—	—	—
Income (loss) before cumulative effect of change in accounting principle	19,360	568	(4,921)	(12,337)	(27,682)
Cumulative effect of change in accounting principle (5)	—	—	—	—	(1,205)

Net income (loss)	$19,360	$568	$(4,921)	$(12,337)	$(28,887)

Net income (loss) applicable to common shareholders	$19,360	$568	$(4,921)	(12,337)	$(28,887)

Basic net income (loss) per common share before cumulative effect of change in accounting principle	0.95	0.03	$(0.30)	$(0.76)	$(1.76)
Cumulative effect of change in accounting principle (5)	—	—	—	—	(0.07)
Basic net income (loss) per share	$0.95	$0.03	$(0.30)	$(0.76)	$(1.83)
Diluted net income (loss) per share	$0.88	$0.03	$(0.30)	$(0.76)	$(1.83)
Weighted average shares outstanding – basic	20,358	17,758	16,329	16,219	15,743
Weighted average shares outstanding – diluted	21,996	19,578	16,329	16,219	15,743

(1)          Note on adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123 “Accounting for Stock-Based Compensation”: The Company adopted SFAS No. 123 effective January 1, 2003 for its financial statements, using the prospective method as described in SFAS No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of SFAS 123.” The Company’s use of the prospective method of adoption means that the fair value for stock-based compensation required by SFAS No. 123 was applied only to stock-based compensation awards granted, modified, or settled subsequent to January 1, 2003. Accordingly, the results for 2003 and 2004 are not directly comparable to results of prior years in this regard. The Company recorded $3.8 million and $1.0 million of total stock-based compensation expense in 2004 and 2003, respectively.

(2)          Other General and Administrative Expense: In 2004 other general and administrative expense consisted of amortization of intangible assets acquired in the Datamark acquisition of $1.5 million. In 2003 other general and administrative expense consists of two months of amortization expense for our intangible assets acquired in the Datamark acquisition. In 2000, other general and administrative expense relates to compensation expense for non-employee options granted to an investment fund affiliated with the Chief Executive Officer of the Company. The options were granted in lieu of salary, benefits and other compensation and were valued based on an independent valuation.

(3)          Other Income (Expense), net: In 2004 and 2003, this expense consists primarily of interest expense associated with our various debt obligations, net of interest income. In 2004 this also includes a loss from early repayment of debt in the amount of $2.5 million. Income in 2002, 2001 and 2000 is primarily interest income on our invested cash and cash equivalents, net of interest expense on debt and capital leases.

(4)          We recorded an income tax benefit for the year ended December 31, 2004 from the reversal of the valuation allowance we had previously recorded against our deferred tax asset as well as from the recognition of changes in other temporary differences.

(5)          Note on Change in Accounting Principle: Effective January 1, 2000, we adopted the Securities and Exchange Commission’s Staff Accounting Bulletin No. 101 (“SAB 101”), “Revenue Recognition in Financial Statements,” which provides guidance on revenue recognition for public companies. Under SAB 101, online campus development fees are recognized from the campus launch date through the end of the contract period or the expected life of the customer relationship, whichever is greater. Course development fees for building individual online courses are recognized on a straight-line basis over the approximate length of time which we complete our obligations to our customers, currently estimated as nine months on average. We have accounted for the implementation of the guidelines of SAB 101 as a change in accounting principle effective January 1, 2000.

Balance Sheet Data:

	December 31,
	2004	2003	2002	2001	2000
	(In thousands)
Cash, cash equivalents and short-term investments	$8,223	$15,974	$13,633	$16,626	$28,415
Working capital	4,495	4,437	6,624	8,677	17,648
Total assets	117,815	102,023	22,567	27,240	44,748
Line of credit	—	9,365	2,938	2,500	2,000
Current portion of debt	1,000	1,000	—	—	—
Long-term portion of debt	20,023	27,785	706	946	1,389
Total liabilities	39,899	51,590	12,163	12,242	18,461
Total stockholders’ equity	77,916	50,433	10,404	14,998	26,287

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the “Selected Financial Data” set forth in Item 6 of this Annual Report on Form 10-K and the Consolidated Financial Statements and Notes thereto included in Item 8 of this Annual Report on Form 10-K.

Critical Accounting Policies

Revenue recognition, accounting for stock-based compensation, accounting for the issuance of debt obligations, valuation of goodwill and identifiable intangible assets, amortization of intangible assets, software development costs and income taxes are all critical accounting policies for the Company. These policies have been discussed with, and are evaluated by, our Audit Committee and are substantially consistent with the policies in effect during 2003. Each of these policies is discussed in detail below, as well as in the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Revenue Recognition

Revenue recognition is a critical accounting policy for our Company, as it affects the timing of when we recognize the fees we charge our customers for our services. We recognize revenue in accordance with SAB 101, “Revenue Recognition in Financial Statements,” as modified by SAB 104, which provides guidance on revenue recognition for public companies. Revenue is recognized when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller’s price to the buyer is fixed or determinable; and (4) collectibility is reasonably assured. We follow EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”, to identify units of accounting in revenue arrangements with multiple deliverables.

eLearning

We enter into contracts with our customers to provide our online learning products and services. Our contracts typically have initial terms of one to five years, with an average term of approximately three years. Each contract specifies the type and price of the online campus purchased and the number and price of online courses purchased, as well as the fees for student enrollments and any other products or services purchased. Since our customer contracts are generally applicable campus-wide, colleges and universities can add new online programs and schools without the need to negotiate new contract terms.

The majority of our eLearning division revenue is earned by charging a per-enrollment student technology service fee to our customers for access to their eCourses and our help desk. We also offer a pricing model for our eCompanion product under which we charge an annual license fee for up to a predetermined number of users. For our Program Administration Solutions, we generally charge a one time set-up and design fee to implement an online campus, and an annual license, hosting, and maintenance fee for access to our software. We generally sell our course development services on a per-course basis, although we also offer customers the option to purchase blocks of course development service hours with pricing based on our standard hourly rates. Fees for other professional consulting services are based on our standard hourly rates.

Student fees are recognized on a per enrollment basis over each course’s specific academic term or over the length of the student fee license purchased by the customer, depending upon contract terms. No billing occurs, and no revenue is recognized, for cancelled classes and student withdrawals or drops that occur before the agreed-upon enrollment census date that is the basis for amounts billed. Campus license, hosting, and maintenance fees, including the design and development of a customer’s campus, are recognized on a straight-line basis from the campus launch date through the end of the relevant contract period or the expected life of the customer relationship, whichever is greater. The average recognition period for these campus fees is approximately three years.

Course development fees are recognized on a straight-line basis over the approximate period over which our services are provided and our obligation to the customer is fulfilled. If a customer has purchased a block of course design and development consulting hours, we recognize such hourly fees as the work is performed. If a customer has contracted with us to build a unique online course, we generally recognize such fees over a period of nine months, which approximates the length of time over which we complete our work and fulfill our obligations to the customer. The period over which we perform the services and therefore recognize the revenue may change in the future as our actual experience in completing development obligations continues to evolve. Changes in our contract terms and expected customer life may also affect the period over which campus and course development fees are recognized in the future.

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

It is our practice to execute contracts or work orders of various lengths, typically up to three months for one project, for direct mail advertising campaigns. Individual direct mail projects typically take 10 to 18 business days to complete with payments due two days before marketing materials are mailed in most cases. Fees are determined based on the number of pieces mailed and the associated revenue is recognized when the marketing materials are mailed. Our pricing and revenue for direct mailings include all applicable postage costs.

Interactive media arrangements usually last from three months to one year. Our pricing is based on a fee-per-lead generated model, with an up front payment or deposit due at the time the customer’s agreement is signed and monthly invoices thereafter based on the number of leads generated. Payments received are recorded as customer advances (a liability) until the leads are generated, at which point the revenue is recognized.

We generally enter into master services agreements with clients for whom we provide media buying services. We also execute an agency of record letter which identifies Datamark as the agent authorized to make media placements on behalf of the customer. Smaller clients may not be required to execute master service agreements but are required to sign the agency of record letter. We charge our customer for the cost of the advertisement placed with the third-party media supplier (e.g. newspaper, television, radio station, etc.) as well as a commission, typically in the amount of 15%. Revenue is recognized when the media advertisements are run by the third-party media supplier. Revenue is recorded on a net basis, meaning that we only include in our consolidated revenue the commission portion of the amount we charge, not the gross amount of fees charged to, and collected from, our customers. Accordingly, we also exclude the direct cost of the advertisement charged by the media supplier from our cost of revenue in our consolidated statements of operations. We determined that media revenue should be recorded on a net basis, in accordance with EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” based on the fact that the third-party media supplier (and not Datamark) is responsible for ultimate fulfillment, including the acceptability of the products or services purchased by a customer, and therefore Datamark does not have risks and rewards as principal in the media placement transactions. Furthermore, the fact that we earn a stated percentage of the amount billed to a customer is an indication that Datamark is acting as an agent only.

Other enrollment marketing revenue sources include retention services, admissions training and research services. Contracts for student retention services agreements have a length of not less than 6 months and typically are for a period of one year. We charge a fee based on the number of students actively enrolled in a particular month. We also charge a one-time fee for implementation of our retention product that is recognized as revenue over the contract period. Contracts for admissions training and research services are negotiated based on scope of work. These services are provided on an hourly rate and are recognized at the time of the performance of the service or over the length of the service period.

Stock-Based Compensation

Stock-based compensation is a critical accounting policy for our Company due primarily to the significant judgment required when estimating the fair value of the stock-based compensation awards, including the selection of a valuation method (e.g. Black-Scholes) and the underlying assumptions within such valuation (e.g. estimated lives outstanding and volatility of the awards). Prior to January 1, 2003, we accounted for stock options granted to employees and directors and other stock-based employee compensation plans using the intrinsic value method of accounting in accordance with APB No. 25 and related interpretations. Under APB No. 25, we generally did not record any stock-based compensation expense for options granted to employees, provided the options had an exercise price equal to or above the market price of our common stock and the ultimate number of shares to be issued upon exercise was fixed on the day the option was granted. As such, we recognized compensation expense for stock options only if the quoted market value of the Company’s common stock exceeded the exercise price of the option on the grant date.

During the fourth quarter of 2003, we adopted SFAS No. 123 effective January 1, 2003 for our employee stock option plans and other employee stock-based compensation arrangements using the prospective method under SFAS No. 148. This method applies the provisions of SFAS No. 123 to all employee stock awards granted, modified or settled after January 1, 2003, and accordingly, we have recognized compensation expense for such awards made under our stock-based employee compensation plans. The fair values of restricted share rights are determined using the closing price of our common stock on the date of grant, while stock options and stock purchase awards are estimated at the date of grant using the Black-Scholes option-pricing model. The fair values of stock appreciation rights are estimated at the date of grant using a Monte Carlo simulation for an Asian type award. The estimated fair values of awards are being amortized over the vesting period of the applicable award, generally 3 to 5 years.

The Company recorded $3.8 million of stock-based compensation expense in 2004 and $1.0 million of stock-based compensation expense in 2003, as compared to $153,000 in 2002 prior to the adoption of SFAS No. 123. For stock awards granted prior to January 1, 2003, compensation expense has not been recognized under SFAS No. 123, in accordance with the prospective method of adoption allowed for under SFAS No. 148. Accordingly, 2004 and 2003 results are not directly comparable to prior years’ results in this regard. However, as required by SFAS No. 123, we do present pro forma disclosures of our net income (loss) using the fair value-based accounting model for awards granted prior to January 1, 2003, as shown in Note 2 to the Consolidated Financial Statements include in Item 8 of this Annual Report.

On September 13, 2004, the Company granted stock appreciation rights with respect to 1.1 million shares of common stock to executives and certain other key employees. The rights were granted under the terms and conditions of the Company’s 1999 Stock Incentive Plan, as amended and approved by stockholders. The rights will be settled in stock. Each grant is separated into five different levels of base prices to reflect minimum required levels of stockholder return over a five-year performance period. The base price for the first level is 10% higher than the grant date stock price, and the base price for each successive level is 10% higher than the previous level. Except in the case of a change in control of the Company, as described below, a participant will receive a distribution with respect to the shares of common stock in each grant level only if the average closing price of our common stock for the last quarter in the five year term exceeds the base price for such shares. Each participant may elect to receive a distribution with respect to 10% of the rights he or she was granted after the third anniversary of the grant and with respect to an additional 10% after the fourth anniversary. In the event of a change in control, participants will be entitled to receive a distribution with respect to a specified percentage of the shares granted (50% if the change in control occurs on September 13, 2004, increasing by 1/36 each month to 100% on September 13, 2007), and will forfeit the right to receive a distribution with respect to the unvested portion of the shares. The number of shares of common stock issued following a change in control will be based on the difference between the base prices and the share price as of the date the change in control occurs. The fair value of each stock appreciation right was estimated on the date of grant using a Monte Carlo simulation for an Asian type award. On March 23, 2005, the Company granted substantially the same recipients additional stock appreciation rights with respect to 1.1 million shares of common stock. Such grants have the same terms as the 2004 grants except that they have different base prices and a new five-year performance period beginning on the grant date. In addition, the Company may grant stock appreciation rights to new hires and in connection with promotions and other special circumstances. Compensation expense is recognized ratably over the five year vesting period.

Effective November 1, 2004, the Company amended its 1999 Employee Stock Purchase Plan to revise certain features. The current two year offering period under the Plan ends April 30, 2005. Effective with the purchase interval that began on November 1, 2004 the ability of plan participants to increase contributions during an offering period has been eliminated as a reset feature that established a new offering period if the fair market value of the Company’s stock on any purchase date within an offering period was less than the fair market value at the beginning of the offering period. Effective May 1, 2005, the length of an offering period will be reduced from two years to one year and the length of each purchase interval will be increased from six months to one year. The Employee Stock Purchase Plan has been and continues to be accounted for under the fair value method in accordance with SFAS No. 123, which requires that compensation expense be recognized for the fair value of awards.

Debt Obligations

In October 2003, the Company financed a portion of the purchase of Datamark with $20.0 million (face value) senior subordinated secured notes (“Senior Subordinated Notes”) issued to a lender and $12.0 million (face value) subordinated seller notes (“Seller Notes”). The Senior Subordinated Notes have principal payments due in $5.0 million quarterly increments beginning on December 31, 2007, with interest payments due quarterly beginning on December 31, 2003, at a nominal rate of 12.5% per annum. The Seller Notes, with interest and principal due in 2008, initially consisted of a series of notes aggregating $7.0 million, with a stated interest rate of 10.0% per annum, simple interest, and another series of notes aggregating $5.0 million, with an interest rate of 10.0%, interest compounded annually.

In accordance with generally accepted accounting principles, the Company estimated the fair value of the Senior Subordinated Notes and the Seller Notes. The initial fair value of the Senior Subordinated Notes reflected a fair value adjustment to the notes for the estimated fair value of the warrants issued in connection with this debt (see Note 5 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional information concerning the warrants). A significant amount of judgment was involved in management’s estimate of the fair value of the warrants (e.g. using the Black-Scholes valuation model, estimated volatility and an expected life of the warrants). The estimated fair value of the warrants at the date of issuance was $3.3 million, and was recorded as a debt discount against the face value of the $20.0 million Senior Subordinated Notes. This discount is being amortized as interest expense over the five-year term of the Senior Subordinated Notes using the interest method. The effective interest rate on this debt is 19.7%. The carrying value of the Senior Subordinated Notes was $17.3 million at December 31, 2004, which includes amortization of warrant costs.

The initial fair value of the Seller Notes was determined by a third party who considered, among other factors, the effective interest rate of our Senior Subordinated Notes, and other comparable debt securities. The effective interest rate on this debt is 14.9%. In December 2004 the Company repaid all of the $7.0 million (face value) of simple interest notes and $3.0 million (face value) of the annually compounding notes. The carrying value of the repaid Notes was $7.5 million and the repayment resulted in a $2.5 million charge for the write-off of the unamortized discount on these notes. The carrying value of the remaining Seller Notes was $1.8 million at

December 31, 2004, which includes amortization of the original discount recorded and accrued interest payable. Interest will accrue on the remaining notes until they are paid.

Due to the discounts recorded when the Senior Subordinated Notes and Seller Notes were issued, any further pre-payments of these debt obligations prior to their maturity would again result in a significant amount of interest expense, since cash paid would exceed the discounted carrying amount.

Goodwill and Other Intangible Assets

With the acquisition of Datamark in October 2003, we recorded $68.0 million of the approximate $70.3 million purchase price as goodwill and intangible assets. Significant judgment is required in establishing the fair value, determining appropriate amortization periods and assessing such intangibles, including goodwill, for impairment in the future. It is possible that our review of such intangible assets in the future could determine that they are impaired and the amount of such impairment could be significant.

Goodwill represents the excess of the acquisition costs over the net of the fair value of the identifiable tangible and intangible assets acquired and the fair value of liabilities assumed in acquisitions. The Company applied SFAS No. 142 “Goodwill and Other Intangible Assets” in October 2003 and, in accordance with SFAS No. 142, there is no amortization of goodwill and intangible assets that have indefinite lives. However, such assets are tested for impairment annually.

The fair values of the intangible assets were recorded based upon valuations determined by a third party using the income and cost methods at the date of the acquisition. The income method determines a value based upon estimated future cash flows and the cost method determines value based on what it would cost to replace the asset less depreciation and functional obsolescence.

Based upon the nature of Datamark’s assets, the income approach was utilized to value the customer relationship intangible asset. In performing the allocation, the assets were analyzed within the context of the Datamark business enterprise. The Company considered this context to be representative of assumptions marketplace participants would use in analyzing the assets acquired. In establishing the amortization period for the customer relationship intangible asset, the Company considered the relative weighting of customer revenues and customer lives and determined that while certain customer relationships are expected to span as long as 16 years, the economic benefit attributable to these customers generally declines in the final eight years as compared to the first eight years. Therefore, the Company used an eight year period (weighted average) for determining amortization. During the life of a customer relationship, a customer’s revenue streams can increase (and decrease); creating a pattern of economic benefit that is not reliably determinable. Therefore, the Company has determined that a straight-line amortization method over eight years is appropriate and representative of the economic benefits of the intangible asset.

In determining the value of the Datamark trade name, the Company utilized the relief-from-royalty method – using a royalty rate applied to projected Datamark sales streams. In determining that the trade name intangible asset had an indefinite life, the Company considered the following factors: the ongoing active useful life of the trade name, the lack of any legal, regulatory, or contractual provisions that may limit the useful life of the trade name, the lack of any substantial costs to maintain the asset, the positive impact on the trade name generated by Datamark’s other ongoing business activities, and Datamark’s commitment to products being branded with its trade name over its corporate history. The Datamark trade name has significant market recognition and the Company expects to derive benefits from the use of this asset beyond the foreseeable future. However, should the Company discontinue use of or otherwise determine that the value of the trade name is diminished, the Company may be required to impair all or a significant portion of this asset.

Pursuant to the Datamark transaction, eight Datamark employees signed agreements that legally restrict them from competing with eCollege during the employment period and for two years after the last date of employment;

provided that the total restricted period may not exceed five years. In determining the value of the non-compete agreements, the Company estimated the incremental sales associated with having the non-compete agreements in place versus not having them in place. The Company is amortizing the fair value of the non-compete agreements over five years. Certain factors that could affect the useful life of this asset include the termination of one or more of these employees, which could accelerate amortization if it would cause their non-compete agreements to have lives of less than five years. On March 25, 2005, the Company announced that Arthur Benjamin, the Chief Executive Officer of the Enrollment Division, had resigned from the Company, as well as from Datamark Board of Directors. The amortization of the fair value of Mr. Benjamin’s non-compete agreement will be accelerated beginning in 2005 to correspond with the resulting decrease in the term of the non-compete.

Goodwill and the identified intangible assets with indefinite and finite useful lives were not impaired at December 31, 2004.

Software Development Costs

The Company’s activities include ongoing development of internal-use software used in connection with delivery of services via its proprietary software platform and network. Pursuant to the provisions of the AICPA’s Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” costs incurred during the application development stage are capitalized and costs incurred during the preliminary project and post-implementation stages are expensed as incurred. Capitalized software development costs are amortized using the straight-line method over their estimated useful lives, generally three years. Amortization begins when the products are ready for their intended use.  Amortization expense for the years ended December 31, 2004, 2003 and 2002 was $0.3 million, $1.3 million and $1.3 million, respectively. If the internal-use software developed is determined to have a reduced life or is otherwise abandoned or impaired, amortization could be accelerated.

Income Taxes

Income taxes consist of federal, state and local taxes. Accounting for income taxes and any related valuation allowance requires the application of significant judgment and estimates. We incurred significant losses from our inception through December 31, 2002 resulting in approximately $66 million of net operating loss carryforwards, which expire in varying amounts beginning in 2011. However, utilization of such prospective net operating loss carryforwards may be subject to certain limitations, such as limitations resulting from significant changes in ownership. In addition, income taxes may be payable during this time, due to operating income in certain tax jurisdictions which cannot be offset by operating loss carryforwards. If we have taxable income and the net operating loss carryforwards are not available, because they have been limited by tax law, have been exhausted or have expired, we may be liable for significant taxes payable.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences, as determined pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes,” become deductible. Management considers the reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Management’s evaluation of the realizability of deferred tax assets must consider both positive and negative evidence, and the weight given to the potential effects of positive and negative evidence is based on the extent to which it can be objectively verified. Prior to the fourth quarter of 2004, we had provided a full valuation allowance for the potential benefits of the aforementioned net operating loss carryforwards as we believed it was more likely than not that the benefits would not be realized. During the fourth quarter of 2004, we reversed $21.3 million of the valuation allowance related to the net operating loss carryforwards and other temporary items as we believe it is now more likely than not that we will be able to use the assets to reduce future tax liabilities. Approximately $591,000 in valuation reserves associated with state net operating loss carryforwards were not reversed as it is more likely than not that the benefits of such carryforwards will not be realized. The reversal resulted in recognition of an income tax benefit of $18.5 million in 2004 and an increase in the deferred tax asset on the consolidated balance sheet. The reversal also resulted in an increase of $1.9 million to additional paid in capital associated with tax benefits from stock-based compensation, and an increase of $900,000 to goodwill associated with certain tax benefits related to the Datamark acquisition. In future years, we expect to record income tax expense in relation to our pretax income.

Description of Significant Components of our Consolidated Statement of Operations

Revenue

Our revenue in 2004 primarily consisted of eLearning student technology fees for students enrolled in online courses and online course supplements and revenues generated by direct mail and interactive marketing products and services provided by our Enrollment division. We also recognized a smaller portion of revenue from eLearning online campus and course design and development services (including licensing and hosting services fees for online campuses), and other eLearning professional services as well as Enrollment division media placement services, custom research, admissions training and student retention services.

Cost of Revenue

Cost of revenue for our eLearning division consists primarily of employee compensation and benefits for our account management, online campus development, course design, technical personnel, and help desk departments as well as sales commissions. Our cost of revenue also includes software, hardware, and other direct costs associated with maintaining our data center operations, and our network infrastructure. Amortization of capitalized software development costs is also included in cost of revenue.

Cost of revenue for our Enrollment division includes postage costs, raw material costs, including paper and ink, costs for interactive marketing leads as well as all costs associated with the purchase/license of mailing lists. It also includes direct labor costs, allocable indirect labor and overhead and contract production costs.

Gross Profit

As our product mix continues to change and diversify, the mix of our cost of revenue will change accordingly. In 2004, our revenue increased and our cost of revenue also increased as a percent of revenue, due to the inclusion of a full year of our Enrollment division’s operations. Datamark’s gross margins have historically been lower than those of our eLearning division.

Product Development

Product development includes costs of maintaining, developing, creating and improving our online solutions and software products. These costs consist primarily of employee compensation and benefits, consulting fees, occupancy costs, and depreciation expenses. Product development costs in the future may be reduced by any software development costs that are capitalized in accordance with relevant accounting standards.

Selling and Marketing

The principal components of our selling and marketing expenses in both divisions are employee compensation and benefits, advertising, industry conferences, and travel. Other significant components include marketing collaterals and direct mailings, consulting fees, occupancy costs, and depreciation expenses.

General and Administrative

We include costs from both divisions as well as unallocated corporate expenses in general and administrative expense. These costs include executives, human resources, corporate facilities, corporate and divisional accounting and finance, legal, internal technical network administration and support and management information systems. Employee compensation and benefits, including stock-based compensation, represent the most significant component of general and administrative expense. Other components include rent, depreciation, communications, insurance and professional and consulting fees, including fees related to the audit of our financial statements and our compliance with Sarbanes-Oxley.

Amortization of Intangible Assets

Our amortization of intangible assets consists entirely of the amortization of identified intangible assets that we recorded in connection with the Datamark acquisition. Specifically, customer relationships are amortized over their estimated useful lives of eight years and non-compete agreements are being amortized over their estimated useful lives of five years. On March 25, 2005, the Company announced that Arthur Benjamin, the Chief Executive Officer of the Enrollment Division, had resigned from the Company, as well as from Datamark's Board of Directors. The amortization of the fair value of the related non-compete agreement will be accelerated to correspond with the resulting decrease in the term of the non-compete. The Datamark trade name has been deemed to have an indefinite life and is not subject to amortization expense.

Other Income (Expense), net

Other Income (Expense), net consists primarily of interest expense associated with our various debt obligations. It also includes interest income from invested cash and cash equivalents.

Results of Operations

The following discussion compares the historical results of operations for the years ended December 31, 2004, 2003, and 2002. The results for 2003 include the Enrollment division’s results of operations from October 31, 2003, the date on which we acquired all of the outstanding stock of Datamark, Inc. The inclusion of the Enrollment division’s results for 2004 and the two months ended December 31, 2003 caused significant fluctuations in the operating results of eCollege for the years shown.

Years Ended December 31, 2004 and 2003

Revenue.    Revenue increased $52.4 million, or 142% to $89.3 million for the year ended December 31, 2004 from $36.9 million for the year ended December 31, 2003. The Enrollment division was responsible for $46.8 million of this increase, primarily from inclusion of a full year’s operating results, as compared to two months in 2003. The remaining $5.6 million of the increase in revenue is primarily due to $6.2 million increase in student fees from online courses partially offset by a $0.6 million decrease in other eLearning revenue.

Student fees represented $31.2 million and $25.0 million of total revenue for the years ended December 31, 2004 and 2003, respectively, an increase of 25%. Our eLearning customers benefit from volume discounts on their student technology fees based on the success of their distance programs. In addition, they often guarantee a minimum amount of student technology fees for each year they are under contract with us, for which they receive further discounts on our services. Therefore, the 25% increase in our student fee revenue was not directly proportional to the increase in our customers’ online student enrollments in 2004. Student enrollments in eCourses increased 53% to 499,489 in 2004 from 327,308 in the prior year, while the corresponding revenue earned from eCourse enrollments increased 25% to $29.0 million in 2004 from $23.2 million in 2003. The 2004 and 2003 enrollment numbers are not directly comparable because 2004 includes approximately 20,000 enrollments in short-term faculty training courses that generated significantly less revenue per enrollment than other eCourses offered. We expect the trend of enrollment growth outpacing revenue growth to continue in 2005.

Revenue from direct mail marketing activities at our Enrollment division was $38.3 million for the year ended December 31, 2004, an increase of $32.1 million from the two months of Enrollment division operations included in 2003. Direct mail accounted for 70% of total Enrollment division revenue we recognized in 2004 compared to 81% of Enrollment division revenue in the two months included in operations in 2003.

Revenue from interactive marketing services increased to $11.1 million in 2004 from $790,000 in the two months of operations included in the year ended December 31, 2003. This increase in interactive marketing revenue was the primary reason for the decrease in direct mail revenue as a percentage of Enrollment division total revenue, as interactive marketing revenue growth exceeded direct mail revenue growth in 2004.

Campus and course development fees represented $1.8 million and $2.6 million of total revenue for the years ended December 31, 2004 and 2003, respectively, a decrease of $0.8 million or 31%. We recognized revenue from developing, licensing, and hosting online campuses for 152 customers during 2004, down from the 198 customers that had online campuses in 2003. The decrease results from an increasing number of customers taking advantage of our tools by self-designing and developing their own courses.

Other revenue included eLearning technical and instructional design consulting revenue of $1.9 million and $986,000 for the years ended December 31, 2004 and 2003, respectively. It also included $3.1 million from media placement activities from our Enrollment division in the year ended December 31, 2004 compared to $448,000 in 2003.

Cost of Revenue.    Cost of revenue for the year ended December 31, 2004 increased by $30.6 million, or 189%, to $46.8 million from $16.2 million for the year ended December 31, 2003. The Enrollment division’s direct mail and other cost of revenue was $36.4 million in 2004, an increase of $31.4 million from $5.0 million for the two months of operations included in 2003. eLearning division cost of revenue decreased by $1.0 million, or 8%, to $10.3 million for the year ended December 31, 2004 from $11.3 million in 2003. This decrease is attributable to a $1.0 million decrease in amortization expense related to our capitalized software costs.

Gross Profit.    We realized gross profit of $42.5 million for the year ended December 31, 2004, resulting in a 105% or $21.8 million increase compared to the $20.7 million we realized in 2003. The Enrollment division contributed $18.1 million to our gross profit for 2004, up from $2.7 million in 2003, while the eLearning division contributed $24.4 million for 2004, up from $18.0 million in 2003. The increase of $15.4 million related to the Enrollment Division was primarily due to the inclusion of a full year of operations in 2004 as compared to two months in 2003, while the $6.4 million increase related to the eLearning division was primarily due to the increase in our higher margin student fee revenue.

Product Development.    Product development expenses increased to $6.6 million for the year ended December 31, 2004 from $5.7 million for the year ended December 31, 2003, an increase of $0.9 million or 16%. The increase was primarily attributable to increased staffing (including offshore developers) and travel expenses related to our Sri Lanka development facility. We capitalized $1.8 million in costs for internally developed software in 2004, which reduced research and development expense by a corresponding amount. In 2003, we capitalized $304,000 in costs for internally developed software. No such costs were capitalized in 2002.

Selling and Marketing.    Selling and marketing expenses increased by $4.1 million or 71% to $9.9 million for the year ended December 31, 2004 from $5.8 million for 2003. The Enrollment division recorded $5.1 million of selling and marketing expenses during 2004, an increase of $4.5 million from 2003, reflecting a full year of expense in 2004 as compared to two months in 2003. The eLearning division had $4.8 million of selling and marketing expenses in 2004, a decrease of $400,000 from 2003, primarily due to a decrease in the number of sales and marketing personnel in 2004 and the expiration of a prepaid marketing contract.

General and Administrative.    General and administrative expenses increased by $9.1 million, or 127%, to $16.2 million for the year ended December 31, 2004 from $7.1 million for the year ended December 31, 2003. Of this increase, $5.0 million related to a full year of operations for the Enrollment division in 2004 ($5.6 million), as compared to two months in 2003 ($644,000). Other factors contributing to the increase in 2004 from 2003 included increases in general corporate expenses such as bonuses ($1.4 million), Sarbanes-Oxley compliance ($1.3 million), audit fees and higher stock-based compensation. These increased costs were offset somewhat by a decrease in information systems costs.

We record non-cash stock-based compensation in connection with the grant of stock options, stock awards under our Employee Stock Purchase Plan, stock appreciation rights and restricted share rights to employees, officers, and directors in accordance with SFAS 123 which we adopted using the prospective method, effective

January 1, 2003. The deferred charges are being amortized over the relevant vesting periods of such options or restricted share rights, which range from one to five years. We recorded $3.8 million of stock-based compensation in the year ended December 31, 2004. A portion of such compensation expense was allocated to cost of revenue, selling and marketing expense, and product development expense, as appropriate, based on the recipients of the awards; however the majority of the stock-based compensation expense relates to our executive team and was therefore included in general and administrative expense.

Amortization of Intangible Assets.    Amortization of intangible assets for the year ended December 31, 2004 was $1.5 million compared to $0.3 million in 2003. The increase was due to twelve months of amortization in 2004 compared to two months in 2003. Amortization of intangible assets consists entirely of the amortization of identified intangible assets which we recorded in connection with the Datamark acquisition. Specifically, customer relationships with an estimated value of $8.1 million are being amortized over their estimated useful lives of eight years, and non-compete agreements valued at $2.4 million are being amortized over their estimated useful lives of five years. On March 25, 2005, the Company announced that Arthur Benjamin, the Chief Executive Officer of the Enrollment Division, had resigned from the Company as well as from Datamark's Board of Directors. The amortization of the fair value of the related non-compete agreement will be accelerated to corespond with the resulting decrease in the term of the non-compete.

Other Income (Expense).    Interest expense increased by $6.1 million, or 483%, to $7.4 million for the year ended December 31, 2004 from $1.3 million for the year ended December 31, 2003. The majority of the increase is related to a full year of interest expense on the debt obligations incurred to fund the acquisition of Datamark in October, 2003. Included in interest expense for the year ended December 31, 2004 was $2.5 million in expense from early repayment of $7.5 million ($10.0 million face value) in Seller Notes issued as a part of the Datamark acquisition. Included in interest expense for the year ended December 31, 2003 was approximately $353,000 of foregone debt issuance costs incurred in September, 2003 to establish a financing commitment to fund the Datamark acquisition. Prior to the consummation of the Datamark acquisition, we were able to negotiate debt on more favorable terms with different lenders; therefore all of these costs were expensed during 2003.

Income taxes.    We recorded an income tax benefit of $18.5 million for the year ended December 31, 2004 due to the reversal of the valuation allowance we had previously recorded against our deferred tax asset as well as from the recognition of changes in other temporary differences. We had $115,000 in cash expenditures for income taxes in 2004. We determined in 2004 that it is more likely than not that we will be able to realize the tax benefits of our approximately $66 million in net operating losses as a carryforward against future taxable income. We had no income tax expense or benefit in 2003.

Net income.    Our net income increased to $19.4 million or $0.95 per basic and $0.88 per diluted share for the year ended December 31, 2004, from a net income of $568,000 or $0.03 per basic and diluted share in 2003.

Years Ended December 31, 2003 and 2002

Revenue.    Revenue increased $13.2 million, or 56% to $36.9 million for the year ended December 31, 2003 from $23.7 million for the year ended December 31, 2002. The new Enrollment division was responsible for $7.7 million of this increase, primarily from the direct mail marketing services completed in November and December which accounted for $6.3 million. The remaining $5.4 million of the increase in revenue is primarily due to $6.9 million increase in student fees from online courses and an increase in other revenue of $1.6 million, offset by decline in campus and course fees of $3.0 million.

Total student fees represented $25.0 million and $18.1 million of total revenue for the years ended December 31, 2003 and 2002, respectively, an increase of 38%. Our eLearning customers benefit from volume discounts on their student technology fees based on the success of their distance programs. In addition, they often guarantee a minimum amount of student technology fees for each year they are under contract with us, for which they receive further discounts on our services. Therefore, the 38% increase in our student fee revenue was not directly proportional to the increase in our customers’ online student enrollments in 2003. Student enrollments in eCourses increased 47% to 327,308 in 2003 from 222,087 in the prior year, while the corresponding revenue earned from distance enrollments increased 36% to $23.2 million in 2003 from $17.1 million in 2002.  Student enrollments in our lower priced eCompanion course supplements increased 126% to 299,808 in 2003 from 132,398 in the prior year while total revenue recognized from such supplements increased 70% during 2003 to $1.7 million from $1.0 million in 2002, due primarily to our pricing strategy.

Campus and course fees represented $2.6 million and $4.0 million of total revenue for the years ended December 31, 2003 and 2002, respectively, a decrease of $1.4 million or 35%. We recognized revenue from developing, licensing, and hosting online campuses for 198 different customers during 2003, down from the 217 customers that had online campuses in 2002. The decrease results from an increasing number of customers taking advantage of our tools by self-designing and developing their own courses.

Other revenue includes eLearning technical and instructional design consulting revenue of $986,000 and $1.1 million for the years ended December 31, 2003 and 2002, respectively. It also includes $1.4 million of other revenue from our Enrollment division, including $790,000 from interactive marketing services and $448,000 from media placement activities.

Cost of Revenue.    Cost of revenue for the year ended December 31, 2003 increased by 39% to $16.2 million compared to $11.7 million for the year ended December 31, 2002. The newly acquired Enrollment division increased direct mail and other cost of revenue in 2003 by $5.0 million. Student fees, campus and course fees and other cost of revenue decreased by $456,000 or 4% to $11.2 million for the year ended December 31, 2003. This decrease is mainly attributable to a savings of $849,000 of depreciation expense primarily related to our internal technology cost of sales departments, commission expense of $185,000, and decreased NIST costs of $262,000. Offsetting these savings were increased salaries and related benefits of $350,000 and increased system costs of $125,000. Amortization expense related to our capitalized software costs for both of the years ended December 31, 2003 and 2002 was $1.3 million.

Gross Profit.    We realized gross profit of $20.7 million, resulting in a 72% or $8.7 million increase for the year ended December 31, 2003 compared to the $12.0 million we realized in 2002. The new Enrollment division contributed $2.7 million to our gross profit for 2003, while the eLearning division contributed $18.0. The favorable increase of $6.0 million related to the eLearning division was primarily due to the increase in our student fees, which have a relatively higher contribution margin than most of our other revenue sources due to the realization of operating leverage on the generally fixed nature of our data center expenses.

Product Development.    Product development expenses remained flat at $5.7 million for both the years ended December 31, 2003 and 2002. The Enrollment division did not incur expenses related to product development during the period of our ownership in 2003. The eLearning division recognized savings in rent, consulting, maintenance and depreciation expenses of approximately $170,000. Savings related to severance payments made to an executive during 2002 offset increases to salaries and benefits related to additional staff personnel, netting to a savings of $46,000. Offsetting these savings were increases in travel and office expenses of $72,000.

Selling and Marketing.    Selling and marketing expenses increased by $230,000 or 4% to $5.8 million for the year ended December 31, 2003 from $5.6 million for 2002. The Enrollment division recorded $673,000 of selling and marketing expenses during the two months ended December 31, 2003, therefore accounting for the entire increase on a consolidated basis. For the eLearning division, selling and marketing expenses decreased to $5.2 million in 2003. The decrease was partially due to reduced expenses related to conferences, advertising, and promotion costs of $370,000, which were somewhat offset by increased collateral costs of $82,000, as we focused on more activities directed at key decision makers within our target markets.

Our eLearning division marketing personnel costs remained consistent during 2003 and 2002. We had decreases in rent and depreciation expense associated with our sales and marketing groups of $179,000 from the same period last year.

General and Administrative.    General and administrative expenses increased $1.5 million or 27% to $7.1 million in 2003 from $5.6 million in 2002. $644,000 of the increase related to the newly acquired Enrollment division. Additional factors contributing to the increase during 2003 included increases in general corporate expenses such as franchise and personal property taxes, tax consulting, audit, and legal expenses of $589,000, as well as higher costs related to executive compensation and benefits including stock-based compensation. We also incurred approximately $375,000 of expenses specifically associated with the Datamark acquisition. These increased costs were offset somewhat by decreases in travel and depreciation expenses of $340,000. Our facilities costs decreased in 2003 since we incurred $208,000 of one time expenses related to our corporate headquarters move during the year ended December 31, 2002.

We record stock-based compensation in connection with the grant of stock options, stock awards under our Employee Stock Purchase Plan and restricted share rights to employees, officers, and directors in accordance with SFAS No. 123, which we adopted using the prospective method effective January 1, 2003. The deferred charge is being amortized over the relevant vesting periods of such options or restricted share rights, which range from 1 to 5 years. We recorded $1.0 million of stock-based compensation in the year ended December 31, 2003, of which approximately $677,000 was directly related to our adoption of SFAS No. 123 using the prospective method. Since we had previously accounted for our employee stock-based awards in accordance with APB No. 25, only $153,000 of stock-based compensation was recorded in the year ended December 31, 2002. A portion of such compensation expense was allocated to cost of revenue, selling and marketing expense, and product development expense, as appropriate, based on the recipients of the awards however, the majority of the stock-based compensation expense relates to our executive team and was therefore included in general and administrative expense.

Amortization of Intangible Assets.    Our amortization of intangible assets of $1.5 million consists entirely of the amortization of our identified intangible assets which we recorded in connection with the Datamark acquisition. Specifically, customer relationships with an estimated value of $8.1 million are being amortized over their estimated useful lives of 8 years, and non-compete agreements valued at $2.4 million are being amortized over their estimated useful life of 5 years. On March 25, 2005, the Company announced that Arthur Benjamin, the Chief Executive Officer of the Enrollment Division, had resigned from the Company, as well as from Datamark's Board of Directors. The amortization of the fair value of the related non-compete agreement will be accelerated to correspond with the resulting decrease in the term of the non-compete.

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

Income taxes.    We recorded no provision or benefit for federal or state income taxes during the year ended December 31, 2003 as we believe any tax liability incurred during this period would be offset by the benefit of our net operating loss carryforwards and we had not yet determined that it was more likely than not that the deferred tax asset associated with the net operating loss carryforwards would be realizable.

Net income.    Our net income increased to $568,000 or $0.03 per basic and diluted share for the year ended December 31, 2003 from a net loss of $4.9 million or $0.30 per basic and diluted share in 2002

Segment Information

The two reportable segments disclosed in this document are based on our management organizational structure as of December 31, 2004. A detailed description of the products and services, as well as financial data, for each segment can be found in Note 10 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K. Please note that based on the way in which our management team reviews and evaluates segment performance, the segment operating results shown below for 2004, 2003 and 2002 do not include amortization of intangible assets, interest income, interest expense and other income/(expense). In addition, the segment operating results for 2004 do not include non-allocated corporate expenses. Such items are only considered when evaluating the results of the consolidated company. Future changes to this organizational structure may result in changes to the reportable segments disclosed.

Historical Results

The historical results and discussions below include the historical results of each of eCollege’s segments in fiscal 2004, 2003, and 2002, including Datamark’s results of operations from October 31, 2003 (the acquisition date).

eLearning Division

	2004	2003	2002

Net revenue	$34,781	$29,135	$23,692
Income (loss) from operations	$9,402	$539	$(4,863)
Income (loss) from operations as a percentage of net revenue	27%	2%	(21)%

eLearning revenue grew 20% in 2004 and 23% in 2003 from the prior year. The increase in revenue for both years is primarily due to an increase in the number of student enrollments in online courses. From our inception through December 31, 1998, the majority of our revenue was generated by development and design services fees for building online campuses and courses, and, to a lesser extent, student fees. However, student fees represented $31.2 million, $25.0 million, and $18.1 million of total revenue for the years ended December 31, 2004, 2003 and 2002, respectively, which translates into increases of 25% in 2004 and 38% in 2003. Student fees have become the majority of our total eLearning revenue as the number of online courses offered by our customers and the number of students enrolled in those courses delivered on our course management platform continues to increase while the revenue generated by our online campus and course development services has declined. As previously mentioned, our student fee revenue growth has been outpaced by the growth in enrollments on the eCollege System due to various pricing programs that we offer to benefit customers with large online distance programs. We expect these trends in our revenue mix and growth to continue in 2005.

Our customers offer traditional, as well as quarterly, bi-monthly and monthly course terms to their students and we typically host more courses during the spring academic term than in the summer or fall terms. As a result, consecutive academic term enrollment results are not directly comparable. The following table presents the number of student enrollments our customers had start in distance courses during the 2004, 2003, and 2002 spring, summer, and fall academic terms.

	Distance Course Enrollments
	2004	2003	2002
ACADEMIC TERM:
Spring (January 1 - May 15)	220,126	138,630	89,660
Summer (May 16 - August 15)	105,072	70,129	52,305
Fall (August 16 - December 31)	174,291	118,549	80,122
Total student enrollments	499,489	327,308	222,087

For a more detailed explanation of revenue components and the growth trends of the eLearning division revenue, please see the information under the caption “Results of Operations” earlier in this Item 7.

Income (loss) from operations increased by $14.3 million between 2002 and 2004. The favorable increase was primarily due to an increase in our eLearning student fees, which have a relatively higher contribution margin than most of our other revenue sources and by the exclusion of non-allocable corporate general and administrative expenses from segment results in 2004. In 2002 and 2003, eLearning results include these corporate expenses, as the eLearning division was the only reporting segment for eCollege in 2002 and the Enrollment division had only two months of operations in 2003.

Enrollment Division

	Year Ended December 31,
	2004	2003	2002
	(in thousands, except percentage)
Net revenue	$54,486	$7,725	$—
Income (loss) from operations	$7,256	$1,432	$—
Income (loss) from operations as a percentage of net revenue	13%	19%	—%

As Datamark was acquired on October 31, 2003, the preceding results only show activity for the full year of 2004 and the last two months of 2003. During the ten months ended October 31, 2003 (prior to our acquisition of Datamark), Datamark’s revenue was $35.6 million and income from operations was $3.8 million. Therefore, on a pro forma basis for the entire year of 2003, Datamark’s revenue was $43.3 million and income from operations was $5.4 million (12% of net revenue).

For a more detailed explanation of revenue components and operating results of the Enrollment division, please see the information under the caption “Results of Operations” earlier in this Item 7.

Liquidity and Capital Resources

The Company’s cash and cash equivalents decreased by $7.8 million from $16.0 million at December 31, 2003, to $8.2 million at December 31, 2004. Balances at December 31, 2003 reflect cash from draws on our line of credit of $9.4 million. Such draws were made to demonstrate the availability of the funds in 2003 and were repaid in January of 2004. The decrease in total cash and cash equivalents from December 31, 2003 to December 31, 2004 was primarily due to cash provided by operating activities of $15.2 million offset by cash used in financing activities of $17.5 million and net cash used in investing activities of $5.4 million. Major cash uses for financing activities included repayment of the $9.4 million in draws against our Revolver outstanding at December 31, 2003, repayment of $7.5 million ($10.0 million face value) in Seller Notes and repayment of $1.0 million of principal on our Term Loan. These uses were partially offset by proceeds from option exercises in the amount of $2.6 million. Cash used in investing activities for the year ended December 31, 2004 included purchases of property and equipment of $2.8 million and capitalized internal use software costs of $1.8 million. Included in the cash provided by operations for the year ended December 31, 2004 were adjustments to net income of $2.4 million for depreciation and $1.8 million for amortization expenses of capitalized software and intangible assets.

Under the terms of the stock purchase agreement for the Datamark acquisition, the purchase price was to be adjusted based upon Datamark’s working capital at the date of completion of the transaction. eCollege and the former Datamark stockholders agreed that $1.0 million of the cash consideration paid by eCollege would be put into a working capital escrow until the final purchase price was determined. As a result, at December 31, 2003, the Company recorded $1.2 million as due from former Datamark stockholders on the consolidated balance sheet, of which $1.0 million of cash was in escrow and $208,000 was owed by the former Datamark stockholders. During the fourth quarter of 2004, the Company and the former Datamark stockholders reached agreement concerning the purchase price. Under the terms of the agreement, the Company was entitled to receive the $1 million in escrow as well as $157,000 of the $208,000 owed by the former Datamark stockholders. The remaining $51,000 was recorded during 2004 as an increase to goodwill. Under the terms of the agreement, the Company agreed to pay the former Datamark stockholders $959,000 in federal and state tax refunds associated with returns filed subsequent to the acquisition. As of December 31, 2004, $444,000 of this liability remains to be paid as the related refunds had not yet been received.

Pursuant to the stock purchase agreement, Datamark’s former stockholders were required to indemnify eCollege. As security for the indemnification obligations, $5.0 million of the cash paid in the acquisition was placed in escrow. In addition, eCollege has the right to offset the remaining balance owed under the Seller notes for indemnified claims. In 2004, eCollege received $44,000 from the indemnification escrow in satisfaction of various claims. eCollege has also submitted a claim for liabilities, if any, arising in connection with the Utah sales and use tax dispute described in Item 3 of this Annual Report of Form 10-K.

Issuance of equity securities

We have financed the majority of our operations through the issuance of equity securities. We used the net proceeds from equity financings for funding capital expenditures, supporting sales, marketing and product development activities; expanding our data centers; enhancing financial information systems; and funding other expenses associated with our growth, including partial funding of the Datamark acquisition in 2003.

Borrowings

The Company obtained a $3.0 million term loan (“Term Loan”) with a bank in October 2003. The Term Loan refinanced a previous term loan and the outstanding debt on an equipment financing facility. The Term Loan has an interest rate of 7.0% per annum and is being repaid in 36 equal installments which began in November 2003. At December 31, 2004, the Company had $1.9 million outstanding under this loan. The Company incurred approximately $56,000 in debt issuance costs in connection with obtaining this loan. These debt issuance costs were deferred and are being amortized as interest expense over the three-year term of the loan. The Term Loan contains certain financial covenants, including requirements that the Company maintain a specified minimum ratio of quick assets to current liabilities, minimum tangible net worth, minimum debt service coverage and Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”). The Term Loan is secured by all the Company’s assets. We were in compliance with all financial covenants contained in the Term Loan as of December 31, 2004. The Term Loan was repaid in full during March, 2005.

As a part of the master debt agreement with the bank that provided the Term Loan, the Company also obtained a $10.0 million revolving line of credit, (the “Revolver”) which will mature on October 31, 2005, and which replaced a previous revolving line of credit. The interest rate on the Revolver is equal to the bank’s prime rate, which was 5.25% at December 31, 2004, plus 1.25%, but at no time will it be less than 5.25%. The Revolver contains the same covenants as the Term Loan and is secured by all of the Company’s assets. The Revolver contains a cross default provision with the Term Loan. Maximum amounts outstanding under the Revolver are limited to the Company’s borrowing base, which is calculated primarily based on aged accounts receivable. We were in compliance with all financial covenants of the Revolver as of December 31, 2004.

The Company drew $9.4 million from its revolving line of credit in December, 2003 and $9.7 million in each of March, June and September, 2004 under the Revolver. Each draw was repaid in the month following the draw.

In October 2003, the Company issued $20.0 million in Senior Subordinated Notes to a lender. The Senior Subordinated Notes have principal payments due in $5.0 million quarterly increments beginning December 31, 2007, with interest payments due quarterly beginning December 31, 2003, at a rate of 12.5% per annum. The Senior Subordinated Notes have certain financial covenants, including minimum quick ratio, minimum tangible net worth, minimum debt service coverage, and minimum EBITDA, and are secured by all the Company’s assets. The Senior Subordinated Notes also contain a cross default provision with the Company’s bank debt. We were in compliance with all financial covenants of the Senior Subordinated Notes as of December 31, 2004.

In connection with the issuance of the Senior Subordinated Notes, the Company issued warrants to the lender to purchase 200,000 shares of common stock at a price of $13.00 per share. However, if at the time of exercise of all or any portion of the warrants, the trading price of the Company’s common stock is less than $13.00 per share for the thirty trading days immediately preceding the date of such exercise, then the exercise price shall be automatically adjusted such that the exercise price will be equal to $10.00 per share with respect to such exercise. As of December 31, 2004 the exercise price had adjusted to $10.00 per share. The warrants expire on October 31, 2008.

The net proceeds received in connection with the issuance of the Senior Subordinated Notes totaled $20.0 million, which was allocated to the Senior Subordinated Notes and the warrants. The Company allocated $3.3 million to the warrants based upon the fair value of the warrants, which was estimated using the Black-Scholes option pricing model, a risk free interest rate of 3.0%, volatility of 85%, 0% dividend yield, and an expected life of five years (the contractual life). The remaining $16.7 million was allocated to the Senior Subordinated Notes. The debt discount attributable to the value of the warrants is being amortized as interest expense over the five-year term of the Senior Subordinated Notes using the interest method. The Company also incurred approximately $1.0 million in debt issuance costs in connection with the Senior Subordinated Notes. The debt issuance costs were deferred and are being amortized as interest expense over the five-year term of the Senior Subordinated Notes. The effective interest rate on the Senior Subordinated Notes, including the amortization of the warrant and debt issuance costs, is 19.7%. The Senior Subordinated Notes also contain a provision that provides for the acceleration of all interest payments due through October 31, 2006 upon early extinguishment of the debt prior to October 31, 2006.

Also in connection with the acquisition of Datamark in October 2003, the Company issued Seller Notes totaling $12.0 million to the selling stockholders. The Seller Notes, with interest and principal due in 2008, were comprised of a series of notes issued to the selling stockholders, aggregating to $7.0 million (face amount), which bear simple interest at a rate of 10.0% per annum and another series of notes, aggregating to $5.0 million (face amount), which bear simple interest at a rate of 10.0%, compounded annually. All of the simple interest notes, as well as $3.0 million (face amount) of the annually compounding notes were repaid in 2004. The Company recorded $8.9 million for the Seller notes at the time of their issuance based upon their estimated fair value, resulting in a discount in the original amount of $3.1 million, which is being amortized over the term of the debt using the interest method. The effective interest rate on these notes, including the amortization of the recorded discount, is 14.9%. The fair value of the Seller Notes was determined by a third party who considered, among other factors, the effective interest rate of the Senior Subordinated Notes, and other comparable debt securities. Due to the discounts on the Senior Subordinated Notes and Seller Notes, any payment of these debt obligations prior to their maturity results in additional interest expense due to the realization of the unamortized portions of the costs and discounts recorded. The early repayment of $7.5 million carrying value ($10.0 million face value) of Seller Notes during the fourth quarter of 2004 resulted in an additional $2.5 million interest charge. The remaining balance of the Seller Notes was $1.8 million at December 31, 2004, with an unamortized discount of $411,000 and accrued interest payable of $238,000.

We expect our current cash, cash equivalents, and short-term investments, together with cash generated from operations, to meet our working capital and capital expenditure requirements for at least the next twelve months.

Contractual Obligations

The following table summarizes, as of December 31, 2004, our obligations to make future payments under current contracts (in thousands):

	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	More than 5 Years
Long term debt including current portion (1)	$33,881	$3,638	$11,019	$19,224	$—
Capital lease obligations	284	136	148	—	—
Operating lease obligations (2)	5,234	1,780	2,961	493	—
Purchase commitments (3)	3,348	768	2,580	—	—
Consulting agreement (4)	800	200	400	200	—
Total	$43,547	$6,522	$17,108	$19,917	$—

(1)          Amounts represent the expected cash payments of the stated face value of principal on our debt as well as interest payments.

(2)          The Company leases office space and equipment under various non-cancelable operating leases.

(3)          eCollege entered into an agreement with a third party vendor in January, 2004 to provide supplemental software development for our development projects. Minimum commitments under this contract aggregated $3.3 million at December 31, 2004. If eCollege terminates the agreement prior to April, 2007, it will be required to pay a termination penalty equal to six months expense at the then-current minimum staffing level.

(4)          In conjunction with the Datamark acquisition, we entered into a five year consulting agreement with Leeds Equity Advisors Inc., of which Jonathan Newcomb, a former director, was a principal. Payments under this agreement aggregate $200,000 per year, plus expenses. The agreement continues for four additional years at $200,000 per year, plus expenses.

Rent expense for the years ended December 31, 2004, 2003, and 2002 was $1.9 million, $1.1 million, and $1.3 million, respectively.

Recent Accounting Pronouncements

On December 16, 2004, the FASB issued FASB Statement No. 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)), which is a revision of SFAS 123. SFAS 123(R) supersedes APB No. 25, and amends FASB Statement No. 95, “Statement of Cash Flows. Generally the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Pro forma disclosure is no longer an alternative following the adoption of SFAS 123(R). The Company is in the process of evaluating the impact of SFAS 123(R) on its consolidated financial statements.

SFAS 123(R) must be adopted no later than July 1, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. The Company plans to adopt SFAS 123(R) using the modified prospective method on July 1, 2005.

RISK FACTORS

This section identifies certain risks and uncertainties that we face. If we are unable to appropriately address these and other circumstances that could have a negative effect on our business, our business may suffer. Negative events may decrease our revenues, increase our costs, negatively affect our financial results and decrease our financial strength, thereby causing our stock price to decline. The risks and uncertainties described below are not the only ones we face. Additional risks not presently known to us or other factors not perceived by us to present significant risks to our business at this time also may have a negative impact on our business.

We Face Significant Competition in our Markets.

The online learning market has evolved quickly over the past ten years and is subject to technological change. Some colleges and universities construct online learning systems using in-house personnel and create their own software or purchase software components from a vendor. Therefore we face significant competition from a variety of entities including software companies with specific products for the college and university market and service companies that specialize in consulting, system integration and support in the eLearning industry. Other competitors in this market include a wide range of education and training providers using video, mail correspondence, CD-ROM, and live online training. We also face significant competition in the market for enrollment marketing services to the post-secondary education industry. Competition is most intense from colleges and universities that perform their own enrollment marketing services in-house. Datamark also faces competition from other enrollment marketing companies, direct marketing companies, media placement agencies and online marketing companies.

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

In addition, in order to compete effectively in our markets, we may need to change our business in significant ways. For example, we may change our pricing, product, or service offerings, make key decisions about technology directions or marketing strategies, or acquire additional businesses or technologies. Any of these actions could hurt our business, results of operations, and financial condition.

Recent Rapid Growth in Our Markets May Not Continue and our Ability to Grow May be Adversely Affected.

The online learning market and the for-profit post-secondary education market have grown rapidly in recent years, and there can be no assurance that such growth levels will continue. Our ability to execute our growth strategy will depend in part on continued growth in these markets. With respect to the online learning market, our success will depend in part on the continued adoption by our customers and potential customers of online education initiatives. Online education is a relatively new development, and some academics and educators are opposed to it in principle. It is possible that their opposition could reduce the demand for our products and services or result in increased costs or burdens for customers and potential customers offering online education. With respect to our enrollment marketing services, the marketing strategies and budgets of our current and prospective are subject to frequent change for a variety of reasons.

A Significant Portion of Our Revenue Is Generated From a Relatively Small Number of Customers.

Revenue from a small number of customers has comprised a substantial portion of the historical revenue of eLearning and Datamark and is expected to represent a substantial portion of divisional revenue for the foreseeable future. For the year ended December 31, 2004, our 30 largest eLearning customers accounted for 71% of eLearning division revenue and the 30 largest customers of the Enrollment division accounted for 93% of Enrollment division revenue. One institution (Corinthian Colleges) that is a customer of both the eLearning and Enrollment divisions accounted for approximately 16% of consolidated revenue in 2004, and one other customer of the Enrollment division (Career Education Corporation) accounted for approximately 14% of our consolidated revenue in 2004. Any cancellation, deferral, or significant reduction in work performed for these principal customers, or failure to collect accounts receivable from these principal customers, could have a material adverse effect on our business, financial condition, and results of operations.

Our Network Infrastructure and Computer Systems May Fail.

The continuing and uninterrupted performance of our network infrastructure and computer systems is critical to our success. Any system failure that causes interruptions in our ability to provide services could reduce customer satisfaction and, if sustained or repeated, would reduce the attractiveness of our technology and services to our customers and their students and prospective customers.

Because our services involve the storage and transmission of proprietary and confidential customer and student information our success depends on our ability to provide superior network security protection and the confidence of our customers in that ability. Unauthorized disclosure of such information could subject us to liability and have a negative impact on our reputation. Our system is designed to prevent unauthorized access from the Internet and, to date, our operations have not been affected by security breaks; nevertheless, in the future we may not be able to prevent unauthorized disruptions of our network operations, whether caused unintentionally or by computer “hackers” or by the failure of our Internet service providers to provide us with adequate bandwidth and service. Despite precautions we have taken, unanticipated problems affecting our systems have from time to time in the past caused, and in the future could cause, interruptions or delays in the delivery of our products and services. Any damage or failure that interrupts or delays our operations could have a material adverse effect on our business and financial results.

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

As of December 31, 2004, the Company’s principal debt obligations totaled approximately $21.0 million ($23.9 million face value). Of this amount, $19.0 million ($21.9 million face value) is secured by all of our assets. Our debt could have important consequences to our stockholders. Because of our substantial debt:

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

The breach of any of the covenants or restrictions contained in our Term Loan, Senior Subordinated Notes, Seller Notes or Revolver could result in a cross default under the applicable agreements which would permit the applicable lenders to declare all amounts then outstanding to be due and payable, together with accrued and unpaid interest, and, in the case of the Term Loan, Senior Subordinated Notes and Revolver, to foreclose on our assets. In any such case, we may be unable to make any borrowings under our Revolver and may not be able to repay the amounts due under our Term Loan, Senior Subordinated Notes, or Seller Notes. This could have serious consequences to our financial condition and results of operations and could cause us to become bankrupt or insolvent.

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

•                       General political and economic conditions, such as a recession, war or terrorist attacks or interest rate or currency rate fluctuations; and

•                       Other risk factors discussed in this report.

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

If We Undertake Future Acquisitions, We May Not Effectively Manage their Integration into eCollege.

A key element of our growth strategy is to pursue acquisitions. If we make an acquisition, we may have difficulty integrating the acquired business into eCollege. Our ability to realize the expected benefits of any acquisition will require, among other things, the following:

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

We may not succeed in addressing these integration risks or other problems or liabilities that we may encounter in connection with an acquisition, including: the creation of a variety of accounting charges which could increase our reported expenses, including impairment of goodwill and the write off of acquired intangible assets; diminishing the value of our brands or reputation if an acquired company turns out to be a poor performer; and the assumption of most or all of the liabilities of the acquired companies, some of which may be hidden, significant, or otherwise not reflected in the final acquisition price. If the benefits of the acquisition do not exceed the associated costs, including costs associated with integrating the two companies, our financial results, including earnings per share and stock price, could be materially adversely affected.

Certain Aspects Of The Datamark Acquisition Could Negatively Impact Our Financial Results.

Certain aspects of the Datamark acquisition could negatively impact our financial results. We recorded a significant portion of the approximate $70.3 million purchase price as goodwill and identifiable intangible assets. Intangible assets resulting from acquisitions require significant judgment in terms of establishing their fair value, determining appropriate amortization periods, and assessing such intangibles, including goodwill, for impairment in the future. It is possible that our review of such intangible assets in the future could determine that they are impaired and the amount of such impairment could be significant. We recorded approximately $10.5 million of the purchase price as identifiable intangible assets, which will cause us to record additional non-cash amortization expense in the future and which will also be reviewed periodically for impairment in the future. An impairment charge could be material, if it is determined that an impairment of the assets has occurred. We are also incurring interest expense related to the fair value of the warrants issued in connection with the Senior Subordinated Notes and the discount to fair value of the Seller Notes. We also have increased cash interest expense due to the debt we incurred to finance the acquisition, and will be required to repay the face amount of these debt instruments ($22.0 million as of December 31, 2004) upon their maturity. All of these additional expenses and cash outflows could negatively impact our financial results, financial position, and liquidity.

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

We Depend on Our Key Personnel.

Our success depends on the performance of our key management, technical, sales and other critical personnel and on our ability to continue to attract, motivate and retain management and highly qualified key personnel. Failure to do so could disrupt our operations, adversely affect our customer relationships and impair our ability to successfully implement and complete Company initiatives. We are facing increased labor costs, particularly with respect to technical personnel; if this trend continues, we may be required to pay higher compensation to attract qualified personnel and our results of operations may be adversely affected.

Key personnel have left the Company over the years, and there may be additional departures of key personnel from time to time. On March 25, 2005, Arthur Benjamin resigned as Executive Vice President of eCollege and Chairman and Chief Executive Officer of the Enrollment division. During his tenure at Datamark, Mr. Benjamin developed significant customer relationships, and eCollege intends to maintain those relationships in the future. There can be no assurance, however, that Mr. Benjamin’s departure will not have a material adverse effect on our business, financial condition and results of operations.

Our future success and our ability to pursue our growth strategy will depend to a significant extent on the continued service of our senior management personnel. Although we have employment agreements with our executive officers, these agreements do not obligate them to remain employed by us. The loss of services of any senior management personnel could make it more difficult for us to successfully pursue our business goals.

We May be Unable to Sustain Profitability.

Although we have reported net income for each of the previous seven fiscal quarters ending December 31, 2004, and Datamark, under its previous owners and structure, had realized net income for each reporting period since 2001, there can be no guarantee that we will be able to sustain profitability. We believe that our success depends, among other things, on our ability to increase our revenue by further developing existing customer relationships and developing new relationships with colleges, universities, and other potential customers without increasing our expenses at the same rate. If we are unable to continue to increase our revenue, our business and financial results will be materially and adversely affected.

Our Internal Control over Financial Reporting May Not Be Considered Effective, which Could Result in Possible Regulatory Sanctions and a Decline in our Stock Price.

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to furnish annually a report on our internal control over financial reporting, beginning with this Annual Report on Form 10-K. The internal control report must contain an assessment by our management of the effectiveness of our internal control over financial reporting (including the disclosure of any material weakness) and a statement that our independent auditors have attested to and reported on management’s evaluation of such internal controls. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order for management to evaluate our internal controls, we must regularly review and document our internal control processes and procedures and test such controls. Ultimately, we or our independent auditors could conclude that our internal control over financial reporting may not be effective if, among other things:

•                  Any material weakness in our internal control over financial reporting exists; or

•                  We fail to remediate assessed deficiencies.

As of the date hereof, we have identified several internal control deficiencies that existed as of December 31, 2004 and that we believe will be considered material weaknesses in our internal control over financial reporting. As a result, we believe that, when assessing our internal control over financial reporting, neither management nor our independent auditors will be able to conclude that our internal control over financial reporting was effective within the meaning of Section 404 of Sarbanes-Oxley as of December 31, 2004. For further discussion of these internal control deficiencies and our remediation efforts, see Item 9A “Controls and Procedures.”

If we are unable to assert that our internal control over financial reporting is effective as of December 31, 2004, we could be subject to regulatory sanctions or lose investor confidence in the accuracy and completeness of our financial reports, either of which could have an adverse effect on the market price for our securities.

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

In addition, although we do not believe that we are infringing the intellectual property rights of others, other parties might assert infringement claims against us. We may encounter disputes over rights and obligations concerning intellectual property. These disputes, even if without merit, could lead to litigation, which may be time-consuming and costly (even if we are successful), may require us to redesign our products or services, may require us to enter into royalty or licensing agreements (which may not be available on acceptable terms or at all), and could be a distraction to management, any of which could have a material adverse effect on our business. In addition, our agreements with our customers require us to indemnify our customers in the event they are sued by a third party claiming that our products and services infringe a third party’s intellectual property rights. In the event of such a lawsuit against our customers, our performance of these indemnification obligations could have a material adverse effect on our business, financial condition and results of operations.

Government Regulation May Adversely Affect Our Future Operating Results.

The federal government, through the Higher Education Act and other legislation, may consider changes in the laws that affect distance education in higher education. Legislation could be adopted that would have a material adverse effect on our business. In addition, it is possible that laws and regulations may be adopted with respect to the Internet, relating to user privacy, content, taxation, intellectual property ownership and infringement, distribution, and characteristics and quality of products and services. The adoption of any additional laws or regulations may decrease the popularity or expansion of online education, and may cause us to incur unanticipated compliance costs. The adoption of federal or state laws or regulations concerning privacy of personal information could impair Datamark’s ability to purchase lists of prospective students from third party vendors or increase the costs of obtaining such lists. Our increasing presence in many states across the country may subject us to additional tax laws and government regulations, which may adversely affect our future operating results. Our violation of any state statutes, laws or other regulations could have a material adverse effect on our business and financial results. We cannot predict the impact, if any, that future regulation or regulatory changes may have on our business.

Our Operating Results May Fluctuate Significantly and May Be Below the Expectations of Analysts and Investors.

The sales cycle for our products and services vary widely and can be very lengthy, particularly for the eLearning division. Because of the variability and length of the sales cycle, it may be difficult for us to predict the timing of particular sales, the rate at which online campuses, courses, and/or course supplements will be implemented, the number of students who will enroll in the online courses, or the rate of which new or future customers will utilize our enrollment marketing services. Because a significant portion of our eLearning division’s costs are fixed and are based on anticipated revenue levels, small variations in the timing of revenue recognition could cause significant variations in operating results from quarter-to-quarter. Since we may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall, any significant decrease in revenue would likely have an immediate material adverse effect on our business and financial results. Additionally, our operating expenses may fluctuate due to changes in accounting standards and/or our elected accounting policies. Further, any such variations could cause our operating results to fall below the expectations of securities analysts and investors. In such an event, the trading price of our stock would likely fall and investors might sue the Company, causing increased litigation expenses and, possibly, the payment of large damages or settlement fees.

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

Increases in Costs of Revenue Could Harm Datamark’s Business.

The direct marketing activities of Datamark may be adversely affected by increases in certain costs. Datamark’s direct mail activities may be adversely affected by postal rate increases, especially increases that are imposed without sufficient advance notice to allow adjustments to be made to marketing budgets. With regards to Datamark’s interactive marketing services, rising demand for online advertising has in the past and may in the future cause Internet media prices to increases. Because Datamark is generally obligated under its contracts to deliver a specified number of leads at a specified price, Datamark may be unable to adjust its pricing to reflect increased Internet lead costs until contracts expire and are renegotiated. Any of these occurrences could materially and adversely affect the business, financial condition and results of operations of Datamark and eCollege as a whole.

Our Operating Margins May Suffer if our Enrollment Marketing Revenues Increase as a Percentage of Total Revenues Because our Enrollment Marketing Revenues Have Lower Margins.

Because our Enrollment division revenues typically have lower margins than the revenues from our eLearning division, an increase in the percentage of total revenues represented by Enrollment marketing revenues could have a detrimental impact on our overall margins and could adversely affect our operating results.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position, operating results, or cash flows due to adverse changes in financial market prices and rates. The Company is, or may become, exposed to market risk in the areas of changes in United States interest rates and changes in foreign currency exchange rates as measured against the United States dollar. These exposures are directly related to our normal operating and funding activities. Historically, and as of December 31, 2004, we have not used derivative instruments or engaged in hedging activities.

Additionally, the Company does not have significant exposure to changing interest rates on invested cash, which was $8.2 million at December 31, 2004. Historically we have invested available cash in money market accounts, certificates of deposit, and investment grade commercial paper that generally had maturities of three months or less, as well as debt securities of United States government agencies and corporate bonds. Our short-term investment portfolio is managed in accordance with our investment policy. The Company’s investment policy requires that its investment portfolio be limited to investment securities of less than one year in maturity. Furthermore, as a result of a change in the Company’s investment strategy during the third quarter of 2001 to limit risk exposure, all of our invested cash has been in money market accounts since October 2001. As a result, the interest rate market risk implicit in these investments at December 31, 2004, is low. However, factors influencing the financial condition of security issuers may impact their ability to meet their financial obligations and could impact the realizability of our security portfolio.

A hypothetical ten percent change in market interest rates over the next year would not have a material effect on the fair value of the Company’s debt instruments or our cash equivalents nor would it materially impact the earnings or cash flow associated with our cash investments. See Note 2 to the Consolidated Financial Statements for further information on the fair value of the Company’s financial instruments. Although our revolving line of credit bears interest at an adjustable rate of prime plus 1.25%, a hypothetical ten percent change in the market rates as of December 31, 2004 would not have a material effect on our earnings and cash flows in 2005, because we anticipate drawing on our line of credit only for short-term working capital needs during 2005.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ECOLLEGE.COM AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS

Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
eCollege.com:

We have audited the accompanying consolidated balance sheets of eCollege.com and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of eCollege.com and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

As discussed in note 2, effective January 1, 2003, the Company changed its method of accounting for stock-based employee compensation by adopting the fair value method prospectively from that date.

/s/ KPMG LLP

Denver, Colorado

March 31, 2005

eCollege.com

CONSOLIDATED BALANCE SHEETS

(in thousands except per share data)

	December 31,
	2004	2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,223	$15,974
Accounts receivable, net of allowances of $155 and $188, respectively	12,166	8,722
Accrued revenue receivable	250	141
Due from former Datamark stockholders, including $1,000 in escrow at December 31, 2003	—	1,208
Deferred income taxes	1,927	—
Other current assets	1,195	1,623
Total current assets	23,761	27,668

Property and equipment, net	5,265	4,962
Software development costs, net	2,103	620
Other assets	1,384	1,125
Deferred income taxes	19,846	—
Intangible assets, net	10,359	11,851
Goodwill	55,097	55,797
TOTAL ASSETS	$117,815	$102,023

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$8,215	$4,643
Other accrued liabilities	5,820	5,724
Customer advances	1,493	753
Deferred revenue, current portion	2,297	1,746
Current income taxes	305	—
Line of credit	—	9,365
Current portion of long-term debt	1,000	1,000
Current portion of capital lease obligations	136	—
Total current liabilities	19,266	23,231

LONG-TERM LIABILITIES:
Deferred revenue, net of current portion	67	97
Other liabilities	395	477
Long-term debt, net of current portion	20,023	27,785
Capital lease obligations, net of current portion	148	—
Total long-term liabilities	20,633	28,359
Total liabilities	39,899	51,590

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, no par value; 5,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value, 50,000 shares authorized, 20,719 and 20,119 shares issued, respectively, and 20,704 and 20,108 shares outstanding, respectively	207	201
Additional paid-in capital	127,739	121,301
Treasury stock at cost, 15 and 11 shares, respectively	(148)	(81)
Warrants, restricted stock rights, and options for common stock	8,601	6,880
Deferred compensation	(4)	(29)
Accumulated deficit	(58,479)	(77,839)

Total stockholders’ equity	77,916	50,433
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$117,815	$102,023

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

eCollege.com

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)

	Years ended December 31,
	2004	2003	2002
REVENUE:
Student fees	$31,154	$24,971	$18,058
Direct mail enrollment marketing	38,347	6,277	—
Interactive enrollment marketing	11,079	790	—
Campus and course fees	1,761	2,593	3,969
Other	6,926	2,229	1,665
Total revenue	89,267	36,860	23,692

COST OF REVENUE:
Student fees, campus and course fees, and other cost of revenue	10,345	11,207	11,663
Direct mail, Interactive and other cost of revenue	36,435	4,976	—
Total cost of revenue	46,780	16,183	11,663

Gross profit	42,487	20,677	12,029

OPERATING EXPENSES:
Product development	6,635	5,723	5,658
Selling and marketing	9,878	5,843	5,613
General and administrative	16,213	7,140	5,621
Amortization of intangible assets	1,492	249	—
Total operating expenses	34,218	18,955	16,892
INCOME (LOSS) FROM OPERATIONS	8,269	1,722	(4,863)

OTHER INCOME (EXPENSE):
Interest income and other income (expense)	(35)	111	185
Interest expense	(4,892)	(1,265)	(243)
Loss on early repayment of debt	(2,479)	—	—
Income (loss) before income taxes	863	568	(4,921)
Income tax benefit	18,497	—	—
NET INCOME (LOSS)	19,360	568	(4,921)
COMPREHENSIVE INCOME (LOSS)	$19,360	$568	$(4,921)

BASIC NET INCOME (LOSS) PER SHARE	$0.95	$0.03	$(0.30)
DILUTED NET INCOME (LOSS) PER SHARE	$0.88	$0.03	$(0.30)
WEIGHTED AVERAGE SHARES OUTSTANDING—BASIC	20,358	17,758	16,329
WEIGHTED AVERAGE SHARES OUTSTANDING—DILUTED	21,996	19,578	16,329

The accompanying notes to consolidated financial statements are an integral part of these statements.

eCollege.com

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

								Accumulated
			Additional			Warrants,		Other
	Common Stock		Paid-in	Treasury Stock		Restricted	Deferred	Comprehensive	Accumulated
	Shares	Par Value	Capital	Shares	Amount	Stock Rights And Options	Compensation	Loss	Deficit	Total

BALANCES, January 1, 2002	16,345	$163	$84,887	—	$—	$3,657	$(224)	—	$(73,486)	$14,997
Issuance of common stock-employee stock purchase plan	103	1	251	—	—	—	—	—	—	252
Issuance of common stock upon exercise of options	23	—	63	—	—	—	—	—	—	63
Issuance of options for common stock to board member	—	—	—	—	—	9	(9)	—	—	—
Forfeited options	—	—	179	—	—	(181)	2	—	—	—
Retirement of common stock in exchange for reduction of note receivable	(39)	—	(118)	—	—	—	—	—	—	(118)
Expiration of warrants	—	—	172	—	—	(172)	—	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	153	—	—	153
Acquisition of treasury stock at cost	—	—	—	(6)	(22)	—	—	—	—	(22)
Net loss	—	—	—	—	—	—	—	—	(4,921)	(4,921)

BALANCES, DECEMBER 31, 2002	16,432	164	85,434	(6)	(22)	3,313	(78)	—	(78,407)	10,404
Sale of common stock issued in private placement, net of issuance costs of $1,750	2,900	29	28,671	—	—	—	—	—	—	28,700
Sale of common stock issued in connection with acquisition of Datamark	75	1	1,251	—	—	—	—	—	—	1,252
Issuance of common stock in connection with acquisition of Datamark	150	1	2,501	—	—	—	—	—	—	2,502
Stock-based compensation, awards to employees	—	—	—	—	—	980	—	—	—	980
Estimated fair value of warrants for common stock issued in connection with debt	—	—	—	—	—	3,304	—	—	—	3,304
Forfeited options	—	—	312	—	—	(312)	—	—	—	—
Issuance of common stock upon exercise of options and warrants	480	5	2,770	—	—	(324)	—	—	—	2,451
Issuance of common stock in connection with employee stock purchase plan	82	1	362	—	—	(81)	—	—	—	282
Amortization of deferred compensation	—	—	—	—	—	—	49	—	—	49
Acquisition of treasury stock at cost	—	—	—	(5)	(59)	—	—	—	—	(59)
Net income	—	—	—	—	—	—	—	—	568	568

BALANCES, DECEMBER 31, 2003	20,119	201	121,301	(11)	(81)	6,880	(29)	—	(77,839)	50,433
Stock issuance costs	—	—	(10)	—	—	—	—	—	—	(10)
Stock-based compensation awards to employees	—	—	—	—	—	3,794	—	—	—	3,794
Forfeited options	—	—	24	—	—	(24)	—	—	—	—
Issuance of common stock upon exercise of options and warrants	413	4	1,659	—	—	(15)	—	—	—	1,648
Issuance of common stock in connection with employee stock purchase plan	163	2	2,475	—	—	(1,541)	—	—	—	936
Issuance of common stock for restricted share awards	24	—	393	—	—	(493)	—	—	—	(100)
Amortization of deferred compensation	—	—	—	—	—	—	25	—	—	25
Acquisition of treasury stock at cost	—	—	—	(4)	(67)	—	—	—	—	(67)
Deferred income taxes	—	—	1,897	—	—	—	—	—	—	1,897
Net income	—	—	—	—	—	—	—	—	19, 360	19,360

BALANCES, DECEMBER 31, 2004	20,719	$207	$127,739	(15)	$(148)	$8,601	$(4)	—	$(58,479)	$77,916

The accompanying notes to consolidated financial statements are an integral part of these statements.

eCollege.com

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended December 31,
	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$19, 360	$568	$(4,921)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities—
Depreciation	2,438	1,996	3,205
Loss on dispositions of assets	73	17	75
Accrued interest	37	—	—
Provision for doubtful accounts	60	—	—
Amortization of capitalized internal-use software development costs	325	1,255	1,254
Amortization of intangible assets	1,492	249	—
Amortization of debt issuance costs and discounts on debt	890	505	—
Loss on early repayment of debt	2,479	—	—
Stock-based compensation	3,820	1,029	153
Deferred income taxes	(18,716)	—	—
Changes in—
Accounts receivable and accrued revenue receivables	(3,613)	(208)	(1,087)
Other current assets	1,584	(102)	129
Other assets	88	164	164
Accounts payable and accrued liabilities	3,668	(1,125)	674
Deferred revenue and customer advances	1,261	(1,335)	80
Grant liabilities	—	(354)	(2,140)
Other liabilities	(82)	157	243
Net cash provided by (used in) operating activities	15,164	2,816	(2,171)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,848)	(930)	(1,638)
Proceeds from disposition of property and equipment	6	7	13
Capitalized internal-use software development costs	(1,809)	(304)	—
Net cash paid for business acquisition, net of cash acquired, including acquisition costs	(208)	(57,552)	—
Restricted cash to investments	(516)	—	—
Net cash (used in) investing activities	(5,375)	(58,779)	(1,625)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	2,551	33,962	315
Payment of stock issuance costs	(10)	(1,750)	—
Proceeds from sale-leaseback arrangements	409	649	1,045
Payments on sale-leaseback arrangements	(125)	(525)	(995)
Payments on line of credit, net	(9,365)	6,427	438
Proceeds from term loan	—	1,207	—
Payments on term loan	(1,000)	(257)	—
Payment on Seller Notes	(10,000)	—	—
Proceeds from senior subordinated notes	—	20,000	—
Debt issuance costs	—	(1,409)	—
Net cash provided by (used in) financing activities	(17,540)	58,304	803
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(7,751)	2,341	(2,993)
CASH AND CASH EQUIVALENTS, beginning of year	15,974	13,633	16,626
CASH AND CASH EQUIVALENTS, end of year	$8,223	$15,974	$13,633

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$4,146	$243	$243
Cash paid for income taxes	115	—	—

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Discount on shares issued in conjunction with business acquisition	$—	$464	$—
Estimated fair value of warrants issued in conjunction with senior subordinated notes	$—	$3,304	—
Shares issued in conjunction with business acquisition	$—	$2,502	$—
Estimated fair value of notes payable issued in connection with business acquisition	$—	$8,850	$—
Financed software purchases	$—	$19	$555
Acquisition of treasury stock included in accrued liabilities	$67	$59	$22

The accompanying notes to consolidated financial statements are an integral part of these statements.

eCollege.com

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)    Organization and Nature of Business

Company History

eCollege.com is a Delaware corporation.  eCollege International, Inc. is a wholly owned subsidiary of eCollege and was incorporated in the state of Colorado on January 9, 2002. On October 31, 2003, eCollege.com acquired all of the capital stock of Datamark, Inc., a Delaware corporation (“Datamark”) at which time Datamark became a wholly owned subsidiary of eCollege.com.

Business Activity

eCollege is an outsource provider of value-added information services to the post-secondary education industry. eCollege’s eLearning division is an outsource provider of technology and services that enable colleges, universities, and K-12 schools to offer online, distance and hybrid educational programs as well as on-campus courses. Datamark, the Company’s Enrollment division, is an outsource provider of integrated enrollment marketing services to the proprietary post-secondary market.

(2)    Summary of Significant Accounting Policies

Consolidation and Operating Segments

The accompanying consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America. The Company has eliminated intercompany transactions and balances in consolidation. The Company has determined that it has two reportable operating segments.  Substantially all of the Company’s operating results and identifiable assets are in the United States of America.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions. These estimates and assumptions may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Some of the most significant areas that management uses significant estimates and assumptions are in the valuation of goodwill and identified intangible assets, in establishing reserves for uncollectible accounts receivable, in establishing estimated useful lives for long-lived assets,  in revenue recognition, in accounting for the issuance of debt obligations, in establishing the valuation reserve for deferred tax assets related to net operating loss carryforwards, and in estimating the fair value of stock options, stock appreciation rights and warrants.

Cash and Cash Equivalents

The Company considers investments in highly liquid instruments purchased with an original maturity of 90 days or less to be cash equivalents. Such investments are held in money market accounts, certificates of deposit, or available-for-sale securities.

Accounts Receivable

The Company maintains an allowance for doubtful accounts based upon the expected collection of accounts receivable. At December 31, 2004 and 2003, the allowance for doubtful accounts was $155,000 and $188,000, respectively. One customer accounted for 15% of the consolidated gross accounts receivable balance at December 31, 2004.  One customer accounted for 13% of the consolidated gross accounts receivable balance at December 31, 2003. Sales to two customers represented 16% and 14%, respectively, of the Company’s total revenue in 2004 and one customer represented 11% of the Company’s total revenue for 2003. No customers represented 10% or more of the Company’s revenue for 2002.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, and accounts receivable. The Company has no off-balance sheet concentrations of credit risk, such as foreign exchange contracts, option contracts or other foreign currency hedging arrangements. The Company maintains its cash balances in the form of bank demand deposits and money market accounts with financial institutions that management believes are credit worthy. Accounts receivable are typically unsecured and are derived from transactions with and from educational institutions primarily located in the United States. Accordingly, the Company may be exposed to credit risk generally associated with educational institutions. The Company performs ongoing credit evaluations of its customers and maintains reserves for estimated credit losses. The Company historically has not had significant write-offs of accounts receivable.

Property and Equipment

Property and equipment are stated at historical cost or at estimated fair value upon acquisition. Depreciation is provided using the straight-line method, generally over estimated useful lives of two to seven years. Maintenance and repairs are expensed as incurred and major additions, replacements, and improvements are capitalized. Leasehold improvements are depreciated using the straight-line method over the shorter of the useful lives or the life of the related lease. The components of property and equipment are as follows (in thousands):

	December 31,
	2004	2003
Computer equipment (3 - 5 years)	$10,903	$10,003
Purchased software (3 - 5 years)	3,663	3,314
Office furniture and equipment (3 - 7 years)	2,094	1,843
Machinery and production equipment (7 years)	781	718
Leasehold improvements (2 - 7 years)	1,093	1,075
	18,534	16,953
Less: accumulated depreciation and amortization	(13,269)	(11,991)
	$5,265	$4,962

Depreciation expense for the years ended December 31, 2004, 2003, and 2002 was $2.4 million, $2.0 million, and $3.2 million, respectively.  Fixed asset balances at December 31, 2003 have been reclassified to conform to the December 31, 2004 presentation.

Goodwill and Identified Intangible Assets with Indefinite Lives

Goodwill and purchased intangible assets with indefinite useful lives are not amortized.  The Company reviews goodwill and identified intangible assets with indefinite lives for impairment in the fourth quarter of each year and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. The impairment review is performed using a two-step impairment test. The first phase screens for impairment; while the second phase (if necessary), measures the impairment. For purposes of this test we have identified two reporting units, which are the same as our reportable segments (see Note 10). In the first step, the Company compares the fair value of a reporting unit to its carrying value. In the second step, the Company compares the carrying value to the implied fair value of the goodwill and non-amortized intangible asset under a theoretical purchase allocation scenario. eCollege completed the first phase impairment analysis in the three months ended December 31, 2004 and found no instance of impairment of our recorded goodwill and indefinite-lived intangibles. Accordingly, the second testing phase was not necessary.

Long-Lived Assets—Including Identified Intangible Assets with Finite Lives

Intangible assets with finite lives are amortized using the straight-line method over the estimated economic lives of the assets, ranging from 5 to 8 years. The Company reviews long-lived assets to be held and used for impairment whenever there is an indication that the carrying amount may not be recoverable from future estimated cash flows. On March 25, 2005, the Company announced that Arthur Benjamin, the Chief Executive Officer of the Enrollment Division, had resigned from the Company as well as from the Company’s Board of Directors.   The amortization of the fair value of the related non-compete agreement will be accelerated to correspond with the resulting decrease in the term of the non-compete.  Through December 31, 2004, the Company’s management believes that there have been no indications of impairment of the Company’s long-lived assets.

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

The Company recorded $0.3 million, $1.3 million, and $1.3 million of amortization expense for the years ended December 31, 2004, 2003, and 2002, respectively.

Other Accrued Liabilities

Other accrued liabilities are comprised primarily of accrued compensation expense and the related taxes, as well as other accrued expense items as of each reporting date as shown below (in thousands):

	December 31,
	2004	2003
Accrued compensation and related taxes	$3,617	$4,178
Other accruals	2,203	1,546
Total other accrued liabilities	$5,820	$5,724

Stock-Based Compensation

Currently, generally accepted accounting principles provide two methods for accounting for employee stock option plans and other employee stock-based compensation arrangements. Companies may recognize stock-based compensation expense under the intrinsic value-based method prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations or under a fair value-based method prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation” and related interpretations. Prior to January 1, 2003, the Company accounted for stock options granted to employees and directors and other stock-based employee compensation plans using the intrinsic value method of accounting in accordance with APB No. 25 and related interpretations. Under APB No. 25, the Company generally did not record any stock-based compensation expense for options granted to employees, provided the options had an exercise price equal to or above the market price of eCollege’s common stock and the ultimate number of shares to be issued upon exercise was fixed on the day the option was granted. As such, the Company recognized compensation expense for fixed stock options only if the quoted market value of the Company’s common stock exceeded the exercise price of the option on the grant date.

During the fourth quarter of 2003, the Company adopted SFAS No. 123 effective January 1, 2003 for the Company’s employee stock option plans and other employee stock-based compensation arrangements using the prospective method under SFAS No. 148. This method applies the provisions of SFAS No. 123 to all employee stock awards granted, modified, or settled after January 1, 2003 and accordingly, eCollege recognized compensation expense for such awards made under its stock-based employee compensation plans. The fair values of restricted share rights were determined using the closing price of its common stock on the date of grant, while stock options were estimated at the date of grant using the Black-Scholes option-pricing model. The fair value of stock appreciation rights are estimated on the date of grant using a Monte Carlo simulation for an Asian type award.  The estimated fair values of awards are being amortized over the vesting period of the applicable award, generally 3 to 5 years.

For stock awards granted prior to January 1, 2003, compensation expense has not been recognized under SFAS No. 123, in accordance with the prospective method of adoption allowed for under SFAS No. 148. The Company’s use of the prospective method of adoption means that the fair value for stock-based compensation required by SFAS No. 123 was applied only to stock-based compensation awards granted, modified, or settled in 2003. Accordingly, 2004 results are not directly comparable to prior years’ results in this regard.

As required by SFAS No. 123, the Company presents pro forma disclosures of its net income (loss) using the fair value-based accounting model for awards granted prior to January 1, 2003, as shown below (in thousands, except per share data).  Cumulative compensation cost recognized in actual and pro forma net income or loss with respect to options that are forfeited prior to vesting is adjusted as a reduction of pro forma compensation expense in the period of forfeiture:

	2004	2003	2002
Net income (loss):
As reported	$19,360	$568	$(4,921)
Stock-based compensation expense, as reported, net of tax	2,349	1,029	153
Stock-based compensation expense, pro forma, net of tax	(2,486)	(1,720)	(2,452)
Pro forma income (loss)	$19,223	$(123)	$(7,220)

Basic net income (loss) per share:
As reported	$0.95	$0.03	$(0.30)
Pro forma	$0.94	$(0.01)	$(0.44)

Diluted net income (loss) per share:
As reported	$0.88	$0.03	$(0.30)
Pro forma	$0.87	$(0.01)	$(0.44)

Income Taxes

The current provision for income taxes represents actual or estimated amounts payable on tax return filings each year. Deferred tax assets and liabilities are recorded for the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying balance sheets, and for operating loss and tax credit carryforwards. The change in deferred tax assets and liabilities for the period measures the deferred tax provision or benefit for the period. Effects of changes in enacted tax laws on deferred tax assets and liabilities are reflected as adjustments to the tax provision or benefit in the period of enactment. The Company’s deferred tax assets have been reduced by a valuation allowance to the extent that management has concluded that realization of the assets is not more likely than not at each balance sheet date (see Note 9).

Advertising Costs

Advertising costs are expensed as incurred and are included in sales and marketing expense in the accompanying statements of operations. Advertising expense for each of the periods presented in the accompanying statements of operations, was $315,000, $293,000, and $349,000 for the years ended December 31, 2004, 2003, and 2002, respectively.

During 1999, the Company paid $822,000 to a third party to provide the Company advertising and other services. The Company deferred the $822,000 payment and expensed the cost as services were provided over the five-year term of the agreement. As of December 31, 2004 this prepaid amount had been expensed. $137,000, $164,000 and $164,000 was expensed in the years ended December 31, 2004, 2003, and 2002, respectively.

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share is computed by (i) adjusting net income (loss) for the effects, if any, of assuming the conversion of certain convertible securities, and (ii) adjusting the weighted average number of shares outstanding for the effects, if any, of common shares issuable upon the conversion or exercise of certain securities such as warrants and options for common stock outstanding during the period, if the effect of such adjustments is dilutive. Certain options,  warrants and other common stock equivalents were dilutive as of December 31, 2004 and, using the treasury stock method, resulted in an additional 1.6 million weighted-average common shares outstanding for the computation of diluted net income per share for the year ended December 31, 2004. There were no adjustments to net income in the determination of dilutive net income per share for the year ended December 31, 2004. As a result of the Company’s net loss for the year ended December 31, 2002, all potentially dilutive securities are anti-dilutive and are excluded from the computation of diluted loss per share for that year.

The following table provides a reconciliation of the denominators used in computing basic and diluted net (loss) income attributable to common stockholders per common share.  There were no adjustments to the numerator.

	Year Ended December 31,
	2004	2003	2002
	(In thousands,
	except per share amounts)

Net income (loss) per share	$19,360	$568	$(4,921)

Weighted average shares outstanding - basic	20,358	17,758	16,329

Basic net income (loss) share	$0.95	$0.03	$(0.30)

Diluted net income (loss) per share:
Net income (loss) per share	$19,360	$568	$(4,921)

Weighted average number of basic shares outstanding	20,358	17,758	16,329
Dilutive effect of:
Stock options related to the purchase of common stock	1,546	1,801	—
Restricted stock units	15	19	—
Employee stock purchase plan	15	—	—
Warrants related to the purchase of common stock	62	—	—

Diluted shares outstanding	21,996	19,578	16,329

Diluted net (loss) income per share	$0.88	$0.03	$(0.30)

On February 1, 2005, 955,760 of 1,000,000 options held by Blumenstein/Thorne Information Partners I, L.P, an investment fund affiliated with the Company’s Chief Executive Officer, were exercised at a price of $3.875.  An additional 16,575 options were exercised on March 23, 2005 at the same exercise price.

The Company has never paid cash dividends on its stock, and is currently precluded from doing so under its borrowing agreements.

The table below summarizes common stock equivalents for 2004, 2003 and 2002 which would have been included except for their anti-dilutive effect (in thousands):

	December 31,
	2004	2003	2002
Stock options	2	5	3,185
Employee Stock Purchase Plan	10	197	70
Warrants	—	200	7
Stock appreciation rights	224	—	—
Restricted share rights and common stock	52	198	25
Total	288	600	3,287

Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in stockholders’ equity from non-owner sources. There were no adjustments to net income (loss) to arrive at comprehensive income (loss) for the years ended December 31, 2004, 2003 and 2002, respectively.

Treasury Stock

The Company accounts for treasury stock purchases at cost. In 2004, 2003 and 2002, the Company withheld 4,000, 5,000 and 6,000 shares of common stock with a cost of $67,000, $59,000 and $22,000, respectively, in satisfaction of statutory tax withholding requirements upon the vesting of restricted share rights held by an officer of the Company (See Note 8). These shares are presented as treasury stock in the consolidated balance sheet.

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

Under the terms of the stock purchase agreement for the Datamark acquisition, the purchase price was to be adjusted based upon Datamark’s working capital at the date of completion of the transaction. eCollege and the former Datamark stockholders agreed that $1.0 million of the cash consideration paid by eCollege would be put into a working capital escrow until the final purchase price was determined. As a result, at December 31, 2003, the Company recorded $1.2 million as due from former Datamark stockholders on the consolidated balance sheet, of which $1.0 million of cash was in escrow and $208,000 was owed by the former Datamark stockholders. During the fourth quarter of 2004, the Company reached a final agreement regarding the purchase price with the former Datamark shareholders.  Under the terms of the agreement, the former Datamark stockholders agreed that the Company was entitled to receive the $1 million in escrow as well as $157,000 of the $208,000 owed by the former Datamark stockholders.  The Company agreed to pay the former Datamark stockholders $51,000 of the $208,000 owed by them to the Company at December 31, 2003.  The $51,000 was recorded during 2004 as an increase to goodwill.  Under the terms of the settlement, the Company also agreed to pay the former Datamark shareholders $959,000 in federal and state tax refunds associated with returns filed subsequent to the acquisition of Datamark, of which $444,000 of this liability remains to be paid at December 31, 2004 as the related refunds had not yet been received.

The stock purchase agreement provides for certain indemnification of eCollege by the selling stockholders, severally and not jointly. To satisfy, in part, these indemnification obligations, $5.0 million of the purchase price was placed in escrow and eCollege has the right to offset up to the balance owed under the Seller Notes for indemnified claims. However, the former stockholders of Datamark are liable to eCollege for indemnification  if and only to the extent that the aggregate indemnifiable damages incurred by eCollege exceed the sum of $500,000. This limitation on indemnification does not apply to claims involving certain disputes known at the time of the acquisition or to certain breaches of the representations of the selling stockholders under the stock purchase agreement, including indemnification for damages incurred by eCollege associated with any unpaid or unrecorded liabilities for taxes related to periods prior to October 31, 2003.

The following is a reconciliation of the adjusted purchase price (in thousands):

Cash	$58,000
Estimated fair value of subordinated notes payable	8,850
150,000 shares of eCollege common stock	2,502
Discount on 75,000 shares of eCollege common stock sold to Datamark’s management for $10.50 per share	464
Total consideration paid	69,816
Capitalized acquisition costs	1,714
Total purchase price	71,530
Less: working capital adjustment at purchase date	(1,208)
Adjusted Purchase Price	$70,322

The total adjusted purchase price of approximately $70.3 million was allocated as follows (in thousands):

Cash and cash equivalents	$2,154
Accounts receivable	5,211
Prepaid expenses and other current assets	1,043
Accounts payable	(4,500)
Accrued bonus payable and payroll	(2,653)
Customer advances	(1,255)
Other accrued expenses	(408)
Net deferred tax liability	(4,771)
Fixed assets	2,833
Customer relationships	8,100
Non-compete agreements	2,400
Trademark/trade name	1,600
Reduction of eCollege deferred tax valuation allowance	4,771
Goodwill	55,797
Total purchase price	$70,322

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

During the twelve months ended December 31, 2004, the total purchase price allocated to the acquired assets and assumed liabilities decreased by $0.7 million due to reversal of the valuation reserve against deferred tax assets associated with certain tax benefits related to the Datamark acquisition, offset by additional capitalized acquisition costs for legal and other expenses.

Intangible assets subject to amortization

Of the total purchase price, $10.5 million was allocated to amortizable intangible assets, including customer relationships and non-compete agreements, based on a third party valuation prepared using estimates and assumptions provided by management.

Based upon the nature of Datamark’s assets, the income approach was utilized to value the customer relationship intangible asset.  In performing the allocation, the assets were analyzed within the context of the Datamark business enterprise.  The Company considered this context to be representative of assumptions marketplace participants would use in analyzing the assets acquired.  In establishing the amortization period for the customer relationship intangible asset, the Company considered the relative weighting of customer revenues and customer lives and determined that while certain customer relationships are expected to span as long as sixteen years, the economic benefit attributable to these customers generally declines in the final eight years and compared to the first 8 years.  Therefore, the Company used an eight year period (weighted average) for determining amortization.  During the life of a customer relationship, a customer’s revenue streams can increase (and decrease); creating a pattern of economic benefit that is not reliably determinable.  Therefore, the Company has determined that a straight-line amortization method over eight years is appropriate and representative of the economic benefits of the intangible asset.

Pursuant to the Datamark transaction, eight Datamark employees signed agreements that legally restrict them from competing with eCollege for two years after the last date of employment, but not to exceed five years.  In determining the value of the non-compete agreements, the Company estimated the incremental sales associated with having the non-compete agreements in place versus without the non-compete agreements.  The Company is amortizing the fair value of the non-compete agreements over five years.  Certain factors that could affect the useful life include the termination of one or more of these employees, which could accelerate amortization.  On March 25, 2005, the Company announced that Arthur Benjamin, the Chief Executive Officer of the Enrollment Division, had resigned from the Company, as well as from Datamark's Board of Directors.   The amortization of the fair value of the related non-compete agreement will be accelerated in 2005 to correspond with the resulting decrease in the term of the non-compete.

Goodwill and intangible asset with an indefinite life

The Company recorded $55.1 million of goodwill as a result of the Datamark acquisition. This amount reflects unique synergies with eCollege not associated with the assets acquired. The Company paid a premium for Datamark because eCollege believes that the acquisition will enable eCollege to strengthen its position in the  for-profit-post-secondary education market and increase its service offerings along the student life cycle. Operationally, the Company believes the acquisition is valuable in that it offers the potential to cross-sell to each company’s customer base and the ability to offer new integrated products and services.  All of the goodwill has been allocated to the Enrollment division as of December 31, 2004.  Goodwill is not deductible for tax purposes.

The Company allocated $1.6 million to the Datamark trade name.  In determining the value of the Datamark trade name, the Company utilized the relief-from-royalty method – using a royalty rate applied to projected Datamark sales streams.  In determining that the trade name intangible asset had an indefinite life, the Company considered the following factors: the ongoing active useful life of the trade name; the lack of any legal, regulatory, or contractual provisions that may limit the useful life of the trade name; the lack of any substantial costs to maintain the asset, the positive impact on its trade name generated by its other ongoing business activities; and the Company’s commitment to products being branded with its trade name over its corporate history.  The acquired trade name has significant market recognition and the Company expects to derive benefits from the use of this asset beyond the foreseeable future.  However, should the Company discontinue use of or otherwise determine that its value is diminished, the Company may be required to write off all or a significant portion of this asset.

eCollege’s purchased intangible assets associated with the completed acquisition at December 31, 2004, are as follows (in thousands):

	Gross	December 31, 2004 Accumulated Amortization	Net
Customer Relationships (8 years)	$8,100	$1,181	$6,919
Non-compete agreements (5 years)	2,400	560	1,840
Total amortizable purchased intangible assets	10,500	1,741	8,759
Datamark trade name	1,600		1,600
Total purchased intangible assets	$12,100	$1,741	$10,359

Amortization expense related to purchased intangible assets was $1.5 million in 2004 and $249,000 in 2003.

Estimated future amortization expense related to purchased intangible assets by year at December 31, 2004 is as follows (in thousands):

Year ending December 31,	Amortization
2005	$1,493
2006	1,493
2007	1,493
2008	1,413
2009	1,013
Thereafter	1,856

Pro forma results

The following unaudited pro forma financial information presents the combined results of operations of eCollege and Datamark as if the acquisition had occurred as of January 1, 2002.  Adjustments of $5.4 million in 2003 and $4.5 million in 2002 were made to the combined results of operations, reflecting amortization of purchased intangible assets, stock compensation expense, interest expense, and related financing costs, net of tax that would have been recorded if the acquisition had occurred at the beginning of 2002. The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations of eCollege that would have been reported had the acquisition been completed as of the beginning of the periods presented, and should not be taken as representative of the future consolidated results or operations of financial condition of eCollege. Pro forma results were as follows for the years ended December 31, 2003 and 2002 (in thousands, except per share amounts):

	Years ended December 31,
	2003	2002
Revenue	$72,446	$56,175
Cost of revenue	38,408	31,962
Gross profit	34,038	24,213
Operating expenses:
Product development	5,723	5,658
Selling and marketing	11,034	9,436
General and administrative	11,013	10,067
Amortization of intangible assets	1,493	1,493
Total operating expenses	29,263	26,654
Income (loss) from operations	4,775	(2,441)
Other income (expense), net	(4,855)	(4,802)
Net loss	$(80)	$(7,243)
Basic and diluted net loss per share	$(0.00)	$(0.44)

(4)    Revenue Recognition

The majority of the Company’s revenue prior to October 31, 2003 was generated from enrollment fees for students enrolled in online courses. The Company also generated modest amounts of revenue from enrollment fees for students enrolled in online supplements for on-campus courses; services fees for the design, development, licensing and hosting of online digital campuses; and services fees for the design and development of online courses. With the acquisition of Datamark on October 31, 2003, the Company started to generate revenue from a variety of other products and services including direct mail, media placement, interactive marketing, custom research, admissions training, and student retention services. Other revenue is primarily from professional consulting and other training services.

The Company recognizes revenue in accordance with SAB 101, “Revenue Recognition in Financial Statements,” as modified by SAB 104, which provides guidance on revenue recognition for public companies. Revenue is recognized when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller’s price to the buyer is fixed or determinable; and, (4) collectibility is reasonably assured.  We follow EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”, to identify units of accounting in revenue arrangements with multiple deliverables.

eLearning Division

The Company enters into contracts with customers to provide online learning products and services.  The contracts typically have initial terms of one to five years, with the average being approximately three years. Each contract specifies the type and price of the online campus purchased and the number and price of online courses purchased, as well as the fees for student enrollments and any other products or services purchased. Since customer contracts are generally applicable campus-wide, colleges and universities can add new online programs and schools without the need to negotiate new contract terms.

The majority of eLearning division revenue is earned by charging a per-enrollment student technology service fee to customers for access to their eCourses and our help desk. We also offer a pricing model for the eCompanion product under which an annual license fee is charged for up to a predetermined number of users. For Program Administrative Solutions, the Company generally charges: 1) a one time set-up and design fee to implement an online campus, and 2) an annual license, hosting, and maintenance fee for access to software. Course development services are sold on a per-course basis while other professional consulting services are based on standard hourly rates.  The Company also offers customers the option to purchase blocks of course development service hours, based on standard hourly rates.

Student fees are recognized on a per enrollment basis over each course’s specific academic term or over the length of the student fee license purchased by the customer, depending upon contract terms. No billing occurs, and no revenue is recognized, for cancelled classes and student withdrawals or drops that occur before the agreed-upon enrollment census date that is the basis for amounts billed. Campus license, hosting, and maintenance fees, including the design and development of a customer’s campus, are recognized on a straight-line basis from the campus launch date through the end of the relevant contract period or the expected life of the customer relationship, whichever is greater. The average recognition period for these campus fees is approximately three years.

Course development fees are recognized on a straight-line basis over the approximate period over which services are provided and the obligation to the customer is fulfilled.  If a customer has purchased a block of course design and development consulting hours, the Company recognizes such hourly fees as the work is performed. If a customer has contracted to build a unique online course, in general, such fees are recognized over a period of nine months, which approximates the length of time over which work is completed and obligations are fulfilled to the customer. The period over which the services are performed and revenue recognized may change in the future as actual experience in completing development obligations continues to evolve. Changes in contract terms and expected customer life may also affect the period over which campus and course development fees are recognized in the future.

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

It is the Company’s practice to execute contracts or work orders of various lengths, typically up to three months for one project, for direct mail advertising campaigns. Individual direct mail projects typically take ten to eighteen business days to complete with payments due two days before marketing materials are mailed in most cases. Fees are determined based on number of pieces mailed and the associated revenue is recognized when the marketing materials are mailed. The pricing includes all applicable postage costs.

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

It is generally the Company’s practice to execute written master services agreements, signed by both the customer and Datamark, for customers buying media placement services. The Company also executes an agency of record letter, which identifies Datamark as the agent authorized to make media placements on behalf of the customer. Smaller customers are not required to execute master service agreements but are required to sign the agency of record letter. Datamark charges customers for the cost of the advertisement placed with the third-party media supplier (i.e. newspaper, television, radio station, etc.) which generally includes a 15% commission. Revenue is recognized when the media advertisements are run by the third-party media supplier. Revenue is recorded on a net basis, meaning that the Company only includes the 15% commission portion of the amount it charges in consolidated revenue, not the gross amount of fees charged to, and collected from customers. Accordingly, the Company also excludes the direct cost of the advertisement charged by the media supplier from cost of revenue in the consolidated statements of operations. Management determined that revenue should be recorded on a net basis based on the fact that the third-party media supplier (and not Datamark) is responsible for ultimate fulfillment, including the acceptability of the products or services purchased by a customer, and therefore Datamark does not have risks and rewards as principal in the media placement transactions. Furthermore, the fact that the Company earns a stated percentage of the amount billed to a customer is a further indication that Datamark is acting as an agent.

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

Revenue that is recognized is reflected as accrued revenue receivable on the consolidated balance sheets to the extent that the customer has not yet been billed for such services. The Company records deferred revenue for amounts received from or billed to customers in excess of the revenue that has been earned. The Company also records a liability for customer advances (deposits) that it requires customers to pay for interactive media services.

(5)    Debt

Revolving Line of Credit

In October 2003, the Company entered into an agreement with a bank to obtain a $10.0 million revolving line of credit, (the “Revolver”) that matures on October 31, 2005, and which replaced the previous revolving line of credit. The interest rate on the Revolver is equal to the bank’s prime rate, which was 4.00% at December 31, 2003, plus 1.25%, but at no time will be less than 5.25%. The Revolver contains certain financial covenants, including requirements that the Company maintain a specified minimum ratio of quick assets to current liabilities, minimum tangible net worth, minimum debt service coverage and Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”). The Revolver is secured by all of the Company’s assets and contains a cross default provision with the Company’s $3.0 million term loan. In December 2003, the Company drew $9.4 million from the Revolver. The entire amount was subsequently repaid in January 2004. The Company was in compliance with all financial covenants as of December 31, 2004. The Company drew and repaid $9.7 million from its revolving line of credit at three different points during the year ending December 31, 2004.    The Company maintains a letter of credit with the bank in the amount of $300,000 under which the vendor of the Company’s back-up computer systems is the beneficiary.  The letter of credit effectively reduces the borrowing ability under the line of credit by $300,000.

Long-Term Debt

Term Loan

The Company obtained a $3.0 million term loan (“Term Loan”) with a bank in October 2003. The Term Loan refinanced the existing term loan and the outstanding debt on the equipment lease facility described below. The Term Loan has an interest rate of 7.0% per annum. The Term Loan is being repaid in 36 equal installments.  At December 31, 2004, the Company had $1.9 million outstanding under the Term Loan. The Company also incurred approximately $56,000 in debt issuance costs in connection with the Term Loan. These debt issuance costs were deferred and are being amortized as interest expense over the three-year term of the loan. The Term Loan contains certain financial covenants, including requirements that the Company maintain a specified minimum ratio of quick assets to current liabilities, minimum tangible net worth, minimum debt service coverage and Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”). The Term Loan is secured by all the Company’s assets. The Company was in compliance with all financial covenants as of December 31, 2004. The Term Loan was repaid in full in March, 2005.  The Company maintains a letter of credit in the amount of $472,949 with Colorado Business Bank under which Silicon Valley Bank is the beneficiary.  The letter of credit is secured by a certificate of deposit in the amount of $516,000 at Colorado Business Bank.   The letter of credit expires May 5, 2005 unless automatically renewed for an additional year.

The previous term loan was obtained in May 2003 in order to refinance two sale-leaseback arrangements, and had a 36 month term and an adjustable interest rate of prime plus 2.75% (not less than 7.00% or more than 9.00%). The previous equipment lease facility was obtained in May 2003, provided up to $1.0 million in equipment financing, and had an adjustable rate of prime plus 2.75% (not less than 7.00% or more than 9.25%).

The Company entered into a capital lease agreement to acquire certain computer hardware and software in January, 2004.  The lease carries an imputed interest rate of 8.4% and is payable in 36 monthly installments. At December 31, 2004, $284,000 was outstanding on this lease.

Subordinated Notes

In October 2003, the Company issued $20.0 million in senior subordinated secured notes (“Senior Subordinated Notes”) to a lender. The Senior Subordinated Notes have principal payments due in $5.0 million quarterly increments beginning on December 31, 2007, with interest payments due quarterly beginning on December 31, 2003, at a rate of 12.5% per annum. The Senior Subordinated Notes are secured by all of the Company’s assets. In connection with the issuance of the Senior Subordinated Notes, the Company issued warrants to the lender to purchase 200,000 shares of common stock at a price of $13.00 per share. However, if at the time of exercise of all or any portion of the warrants, the trading price of the Company’s common stock is less than $13.00 per share for the 30 trading days immediately preceding the date of such exercise, then the exercise price shall be automatically adjusted such that the exercise price will be equal to $10.00 per share with respect to such exercise. The warrants expire on October 31, 2008. The net proceeds received in connection with the issuance of the Senior Subordinated Notes totaled $20.0 million, which were allocated to the Senior Subordinated Notes and the warrants. The Company allocated $3.3 million to the warrants based upon the fair value of the warrants, which was estimated using the Black-Scholes option pricing model, a risk free interest rate of 3.0%, volatility of 85%, 0% dividend yield, and an expected life of 5 years (the contractual life). The remaining $16.7 million was allocated to the Senior Subordinated Notes. The discount attributable to the value of the warrants will be amortized as interest expense over the five-year term of the Senior Subordinated Notes using the interest method. The Company also incurred approximately $1.0 million in debt issuance costs in connection with the Senior Subordinated Notes. The debt issuance costs were deferred and are being amortized as interest expense over the five-year term of the Senior Subordinated Notes. The Senior Subordinated Notes contain certain financial covenants, including minimum quick ratio, minimum tangible net worth, minimum debt service coverage, and minimum EBITDA, and are secured by all the Company’s assets.  The Senior Subordinated Notes have a cross default provision with the Company’s other bank debt. The Company was in compliance with all financial covenants as of December 31, 2004.

The Senior Subordinated Notes also contain a provision that provides for the acceleration of all interest payments due through October 31, 2006 upon early extinguishment of the debt prior to October 31, 2006.

Also in connection with the acquisition of Datamark in October 2003, the Company issued Seller Notes totaling $12.0 million to the selling stockholders.  The Seller Notes, with interest and principal due in 2008, were comprised of a series of notes issued to the selling stockholders, aggregating to $7.0 million (face amount), which bear simple interest at a rate of 10.0% per annum and another series of notes, aggregating to $5.0 million (face amount), which bear simple interest at a rate of 10.0%, compounded annually. All of the simple interest notes, as well as $3.0 million (face amount) of the annually compounding notes were repaid in 2004.  The Company recorded $8.9 million for the Seller notes at the time of their issuance based upon their estimated fair value, resulting in a discount in the original amount of $3.1 million, which is being amortized over the term of the debt using the interest method.  The effective interest rate on these notes, including the amortization of the recorded discount, is 14.9%.  The fair value of the Seller Notes was determined by an independent third party who considered, among other factors, the effective interest rate of the Senior Subordinated Notes, and other comparable debt securities. Due to the discounts on the Senior Subordinated Notes and Seller Notes, any payment of these debt obligations prior to their maturity results in additional interest expense due to the realization of the unamortized portions of the costs and discounts recorded. The early repayment of $7.5 million carrying value ($10.0 million face value) of Seller Notes during the fourth quarter of 2004 resulted in an additional $2.5 million interest charge.

The carrying value of the Seller Notes was $1.8 million at December 31, 2004, with an unamortized discount of $411,000 and accrued interest payable of $238,000.

The Company is currently precluded by its borrowing agreements from paying dividends on its stock.

The following is a summary of the Company’s long-term debt and capital lease obligations as of December 31, 2004 and 2003, respectively (in thousands):

	December 31, 2004	December 31, 2003
Term loan, 7% interest rate, due through November 2006	$1,917	$2,917
Seller notes, 10% face interest rate, 15% effective interest rate, interest and principal due November 2008, face amounts of $2.0 million and $12.0 million, respectively	1,827	8,871
Senior subordinated notes, 12.5% face interest rate, 19.7% effective interest rate, $5.0 million quarterly payments starting December 2007, due September 2008, principal of $20.0 million	17,279	16,797
Capital lease obligation, 8.4% imputed interest rate, 36 monthly payments beginning January, 2004	284	—
Total	21,307	28,585
Less current portion	(1,136)	(1,000)
Long-term portion	$20,171	$27,585

The following is a schedule by year of future principal debt payments, as of December 31, 2004. Amounts represent the contractual cash payments of our debt and exclude the debt discounts discussed above (in thousands):

Year ending December 31,	Term Loan	Senior Subordinated Notes	Seller Notes	Capital Lease	Total
2005	$1,000	$—	—	$136	$1,136
2006	917	—	—	148	1,065
2007	—	5,000	—	—	5,000
2008	—	15,000	2,000	—	17,000
2009	—	—	—	—	—

Total principal	$1,917	$20,000	$2,000	$284	$24,201

(6)    Commitments and Contingencies

Operating Lease Obligations

The Company leases office space and equipment under various non-cancelable operating leases. At December 31, 2004 the aggregate future minimum lease commitments were as follows (in thousands):

Year ending December 31,
2005	$1,780
2006	1,610
2007	1,351
2008	323
2009	136
Thereafter	34
$5,234

Rent expense for the years ended December 31, 2004, 2003, and 2002 was $1.9 million, $1.1 million, and $1.3 million, respectively. In connection with the lease on the corporate headquarters building, the Company has recognized $395,000 in a deferred rent liability as of December 31, 2004, as the amount of the monthly cash rental payments increases over the lease term.

Offshore Development Commitment

In January 2004, the Company entered into a contract with a third party to establish an offshore development facility in Sri Lanka.  Minimum commitments under this contract aggregated $3.3 million at December 31, 2004.  If the Company terminates the agreement prior to April, 2007, it will be required to pay a termination penalty equal to six months expense at the then current minimum staffing level.

Employee Benefit Plan

The Company has a defined contribution plan under Section 401(k) of the Internal Revenue Code. Eligible employees are permitted to contribute up to 15% of their annual compensation. In addition, the Company may make discretionary and/or matching contributions on behalf of participating employees. No such contributions were made in 2004, 2003, or 2002. With the acquisition of Datamark, the Company has continued to use Datamark’s 401(k) plan for the Enrollment division. Datamark’s 401(k) features a discretionary matching provision in which the Board determines matching levels yearly.  During 2004, the Company made a discretionary matching contribution of $37,954.

Legal Matters

In December 2002, the Company was named as a defendant in the lawsuit captioned IP Innovation, LLC, Plaintiff vs. Thomson Learning, Inc., eCollege.com, Digitalthink, Inc., Docent, Inc., Blackboard, Inc., Global Knowledge Network, Inc., and The Princeton Review, Inc., Defendants, Case No. H-02-2031, In the United States District Court for the Southern District of Texas, Houston Division. The lawsuit was originally captioned IP Innovation, LLC, Plaintiff vs. WebCT, Inc., and Thomson Learning, Inc, Defendants, Case No. H-02-2031, In the United States District Court for the Southern District of Texas, Houston Division. The case involves claims of patent infringement. In April 2004, the Company filed a motion for summary judgment, and on July 1, 2004, the court entered final judgment in our favor, finding that the Company’s programs do not directly or indirectly infringe on plaintiff’s patents.  In August 2004, the plaintiff filed a notice of appeal in the United States Court of Appeals for the Federal Circuit. The Company intends to continue to vigorously defend the lawsuit. Although no assurances can be given that this matter will be resolved in the Company’s favor, management believes that the case is without merit, and that the ultimate resolution of the lawsuit will not have a material adverse effect on the operating results or the financial position of the Company.

Contingency

The Utah State Tax Commission conducted a sales tax audit of Datamark for the period April 1, 2002 through December 31, 2002. Upon completion of the audit in November 2003 the Tax Commission claimed that Datamark owed $530,209 in sales tax plus continuing interest for a total assessment of approximately $590,000.  Datamark subsequently paid $52,000 to the Tax Commission. In February 2004, Datamark appealed the assessment in an administrative proceeding before the Tax Commission captioned Datamark, Inc. v. Auditing Division, Utah State Tax Commission, Appeal No. 03-1679, Account No.E76142. Datamark vigorously disputes the Tax Commission’s claims and is vigorously prosecuting its appeal.  The former stockholders of Datamark have agreed to indemnify the Company for any liability arising from this matter to the extent that such liability relates to periods ending prior to October 31, 2003. Although the Company cannot predict with certainty the outcome of this dispute, management believes that its ultimate resolution will not have a material adverse effect on the operating results or financial position of the Company.

City of Denver Sales, Use and Occupational Privilege Tax Audit

The Company has been issued a preliminary notice of a sales, use and occupational privilege tax liability by the City of Denver for the period of July 1, 2001 through June 30, 2004, in the amount of $242,000 with interest and penalties of $71,000 for a total amount of $313,000. The Company is currently disputing this amount and has engaged outside experts to assist in the evaluation.  Based on this analysis, the Company has estimated the likely liability to be $150,000 and accrued this amount.  The Company believes that the ultimate resolution of this matter will not have a material adverse effect on the operating results or the financial position of the Company.

State of Colorado Sales and Use Tax Audit

The Company is in the process of a sales and use tax audit by the State of Colorado for the period of October 1, 2001 through September 30, 2004. Preliminary audit workpapers provided to the Company estimate the potential liability in the range of $223,000 with estimated interest and penalties of $63,000 for a total amount of $286,000. The Company is currently providing additional information for certain items and disputing others included in these calculations and has engaged outside experts to assist in the evaluation.  Based on its analysis, the Company has estimated the likely liability to be $50,000 and accrued this amount.  The Company believes that the ultimate resolution of this matter will not have a material adverse effect on the operating results or the financial position of the Company.

Datamark Acquisition Indemnification

The Datamark stock purchase agreement provides for certain indemnification of eCollege by the selling stockholders, severally and not jointly. To satisfy, in part, these indemnification obligations, $5.0 million of the purchase price was placed in escrow and eCollege has the right to offset up to the balance owed under the Seller Notes for indemnified claims. However, the former stockholders of Datamark are liable to eCollege for indemnification if and only to the extent that the aggregate indemnifiable damages incurred by eCollege exceed the sum of $500,000. This limitation on indemnification does not apply to claims involving certain disputes known at the time of the acquisition or to certain breaches of the representations of the selling stockholders under the stock purchase agreement, including indemnification for damages incurred by eCollege associated with any unpaid or unrecorded liabilities for taxes related to periods prior to October 31, 2003.

Product Indemnifications

The Company’s eLearning contracts generally include a product indemnification provision pursuant to which the Company is required to indemnify and defend a client in actions brought against the client based upon claims by a third party that the Company’s products or services infringe upon the intellectual property rights of the third party. Historically, the Company has not incurred any significant costs related to product indemnification claims, and as a result, does not maintain a reserve for such exposure.

(7)    Other Related Party Transactions

During the year ended December 31, 2003, the Company made payments totaling $30,000 to a vendor for online course development services. The Company’s Chief Technology Officer is a board member of, and holds a minority ownership interest in the vendor. The Company believes that payments for such services were negotiated on an arms-length basis and in the ordinary course of business.

During the year ended December 31, 2004 Datamark provided services to ATI and received payments of $454,823 for such services. Arthur Benjamin, who served as Chairman and Chief Executive Officer of the Enrollment division from October 31, 2003 until March 25, 2005, is a member of the Board of Directors of ATI. The Company believes that the arrangement between Datamark and ATI was negotiated on an arms-length basis and in the ordinary course of business.

In conjunction with the Datamark acquisition, the Company entered into a five year consulting agreement beginning January 1, 2004 with Leeds Equity Advisors Inc., of which Jonathan Newcomb, a former director, was a principal. Under the terms of the consulting agreement the Company paid Leeds Equity Advisors, Inc. the sum of $200,000 plus expenses. The agreement continues for four additional years at $200,000 per year, plus expenses.

(8)    Stockholders’ Equity

Private Placement

In August 2003, the Company completed a private placement of 2.9 million shares of common stock with a group of institutional investors for an aggregate purchase price of $30.5 million. The Company incurred $1.7 million for stock issuance costs related to this private placement.

1999 Stock Purchase Plan

The Company’s 1999 Employee Stock Purchase Plan (the “Purchase Plan”) is designed to allow the Company’s eligible employees to purchase shares of common stock, at specified intervals, with their accumulated payroll deductions. As of December 31, 2004, the Company had reserved 666,667 shares of common stock for issuance under the Purchase Plan, of which 59,250 shares remained available for purchase.  Eligible employees are individuals scheduled to work more than 20 hours per week for more than five calendar months per year. Under the Purchase Plan, eligible employees may contribute up to 15% of their cash earnings through payroll deductions, and the accumulated deductions will be applied to the purchase of shares on each purchase date. The purchase price per share will be equal to 85% of the fair value per share of the Company’s common stock on the participant’s entry date into the offering period or, if lower, 85% of the fair value per share on the purchase date. In no event, however, may any participant purchase more than 1,000 shares (2,000 shares after May 1, 2005) on any purchase date, and not more than 166,667 shares (333,334 shares after May 1, 2005) may be purchased in total by all participants on any purchase date.

Since its inception, the Purchase Plan has had a series of successive offering periods, each with a maximum duration of 24 months and each comprised of successive six-month purchase intervals.  The current two year offering period under the Purchase Plan ends April 30, 2005.

Effective November 1, 2004, the Company amended the Purchase Plan to revise certain features.  Effective with the purchase interval that began on November 1, 2004 the ability of plan participants to increase contributions during an offering period has been eliminated as has a reset feature that established a new offering period if the fair value of the Company’s stock on any purchase date within an offering period was less than the fair value at the beginning of such period.  Effective May 1, 2005, the length of an offering period will be reduced from two years to one year and the length of each purchase interval will be increased from six months to one year.

During 2004 and 2003, the Company recognized $1.7 million and $582,000, respectively, of compensation expense for employee stock purchases under the Purchase Plan.  In 2004, the Company issued 163,000 shares of common stock at an average per share price of $5.75. The Company issued 81,896 shares of common stock in 2003 at an average per share price of $3.45 per share. In 2002, the Company issued 102,947 shares of common stock at an average price of $2.44 per share.

Employee Stock Option Grants

The Company’s 1999 Stock Incentive Plan (the “Plan”) is the successor equity incentive program to the Company’s 1997 Stock Option Plan (the “1997 Plan”).  The 1999 Plan provides for equity grants to employees and directors of the Company in the form of options, restricted stock units, stock appreciation rights and other equity instruments.  All outstanding options under the 1997 Plan were incorporated into the 1999 Plan, and no further option grants will be made under the 1997 Plan. All information disclosed below for the period from January 1, 2002 through December 31, 2004, includes options issued under the 1999 Plan and the 1997 Plan (collectively, the “Plans”). Options granted may be incentive or non-qualified options.  Options vest over various terms, with a maximum vesting period of five years, and expire after a maximum of ten years. At December 31, 2004, 4.6 million shares were authorized for issuance under the Plans, of which 351,000 shares remained available for grant.

The following table summarizes the employee stock option activity during the years ended December 31, 2004, 2003, and 2002, respectively (in thousands, expect per share data).

	Shares	Weighted Average Exercise Price
Outstanding, December 31, 2001	1,720	$5.49
Granted	755	3.77
Forfeited or canceled	(346)	5.80
Exercised	(23)	2.74
Outstanding, December 31, 2002	2,106	4.85
Granted	72	4.75
Forfeited or canceled	(73)	3.83
Exercised	(476)	5.15
Outstanding, December 31, 2003	1,629	4.80
Granted	3	18.38
Forfeited or canceled	(33)	4.45
Exercised	(413)	3.99
Outstanding, December 31, 2004	1,186	$4.58

As of December 31, 2004, 2003 and 2002, 1.0 million, 1.2 million and 1.2 million of the above options were exercisable, respectively, with weighted average exercise prices of $5.35, $5.19, and $5.73, respectively.

The following table summarizes the weighted average exercise prices of options granted during the years ended December 31, 2004, 2003, and 2002. The table includes options for common stock for which the exercise price was less than the fair value of the underlying common stock at the date of grant and options for which the exercise price was equal to or greater than the fair value at the date of grant (in thousands, except per share data):

	Years Ended December 31,
	2004	2003	2002
Exercise price-less than fair value:
Number of options	—	—	51
Weighted average exercise price	$—	$—	$2.95
Weighted average fair value of options	$—	$—	$3.02

Equal to fair value:
Number of options	3	72	704
Weighted average exercise price	$18.38	$4.75	$3.83
Weighted average fair value of options	$12.61	$2.46	$2.40

Greater than fair value:
Number of options	—	—	—
Weighted average exercise price	$—	$—	$—
Weighted average fair value of options	$—	$—	$—

The status of stock options outstanding and exercisable under the Plans as of December 31, 2004 is as follows (in thousands except per share data):

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Number Of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Of Shares	Weighted Average Exercise Price
$1.29 - $1.35	11	5.8	$1.32	11	$1.32
$2.14 - $3.04	235	5.5	$2.86	213	$2.85
$3.08 - $4.44	529	5.9	$3.76	403	$3.73
$4.88 - $6.63	99	5.6	$6.13	99	$6.13
$7.00 - $9.00	305	4.8	$8.96	305	$8.96
$11.36 - $18.38	7	6.9	$15.44	5	$16.33
	1,186	5.5	$4.58	1,036	$5.35

Option and Restricted Stock Grants to Officers

As of April 23, 2002, the Company entered into an employment agreement with  Oakleigh Thorne, the Company’s Chairman and Chief Executive Officer. As part of the agreement, in lieu of an annual salary, on April 23, 2002 Mr. Thorne was granted an option to purchase up to 101,000 shares of common stock at an exercise price of $4.49 per share, the closing price of the Company’s common stock on the grant date. This option has a 10-year term and vested monthly in twelve equal installments beginning January 1, 2002. In addition, on April 23, 2002, Mr. Thorne was granted a Performance Option with a 10-year term to purchase up to 101,000 shares of common stock at an exercise price of $4.49 per share. The Performance Option vested, if at all, partially on June 30, 2002 and on December 31, 2002, based on the Company meeting the targets set in the 2002 corporate bonus plan. On June 30, 2002, the Performance Option vested with respect to 20,000 shares as a result of the Company meeting interim targets. On December 31, 2002, the Performance Option vested with respect to an additional 55,000 shares as a result of the Company meeting a portion of the year end financial targets. The remaining 26,000 shares of the Performance Option did not vest pursuant to the corporate bonus plan and were forfeited as of December 31, 2002.

No compensation expense was recorded upon the issuance of the options to Mr. Thorne due to the fact that the exercise prices were equal to the closing prices of the common stock on the grant dates.  However, the Performance Option was subject to variable accounting due to its performance-based terms. As a result, the Company was required to re-measure compensation expense at each reporting date until each portion of the Performance Option vested or was terminated. Since the closing price of the Company’s common stock on both the interim and final compensation measurement dates was less than the exercise price of $4.49, the amount of compensation expense was determined to be zero, and the Company did not record any stock-based compensation expense for these options during the year ended December 31, 2002.

On June 21, 2001, the Company’s Board of Directors’ Compensation Committee awarded Mr. Douglas Kelsall, then Executive Vice President and Chief Financial Officer, 50,000 shares of the Company’s common stock under the 1999  Plan, as consideration for Mr. Kelsall’s services to the Company and his consent to terminate a previous option grant issued in 1999. One third of the shares vested on June 21, 2002, the one year anniversary of the award, and the balance vested in 24 successive equal monthly installments beginning in July 2002 and ending in June 2004. The Company recorded stock-based deferred compensation cost of $143,000 in connection with this grant, which amount equaled to the fair market value of the restricted common stock on June 21, 2001. The deferred compensation cost was amortized on a straight-line basis through July 2, 2004. During the years ended December 31, 2004, 2003, and 2002, the Company recorded $24,000, $47,000, and $47,000 of compensation expense, respectively, in connection with this grant. There were no remaining restricted shares outstanding under this grant at December 31, 2004. The Company withheld 4,000, 5,000 and 6,000 shares of stock during 2004, 2003 and 2002, respectively, from Mr. Kelsall’s vested shares to cover minimum tax withholding requirements. These shares are reflected as treasury stock in the accompanying consolidated balance sheet as of December 31, 2004.

Restricted Share Rights

In the third quarter of 2003, the Company began to grant employees restricted share rights instead of stock options. The restricted share rights offer employees the opportunity to earn shares of the Company’s common stock over time, as compared to options, which give employees the right to purchase stock at a set price. In 2004 and 2003, respectively, the Company awarded 116,236 and 55,487 restricted share rights to employees. These rights vest over three to four years. The value of these restricted share rights awards was $1,748,000 in 2004 and $686,000 in 2003 based on the closing prices of the common stock on the dates of the grants. On October 31, 2003, the Company awarded 195,000 restricted share rights, vesting over four years, to certain Datamark employees. The value of these restricted share rights was $4.2 million based on the closing price of the common stock on October 31, 2003. The Company recognizes the issuance of the shares related to these stock-based compensation awards and the related compensation expense on a straight-line basis over the vesting period. The Company recorded $1,727,000 of stock-

based compensation expense related to the restricted share rights awarded for the year ended December 31, 2004 and $275,000 for the year ended December 31, 2003. The remaining $4.6 million will be recognized over the remaining vesting periods.

Stock Appreciation Rights

On September 13, 2004, the Company granted stock appreciation rights with respect to 1.1 million shares of common stock to executives and selected other key employees.  The rights had a weighted average grant date fair value of $3.95. The rights were granted under the Company’s 1999 Stock Incentive Plan.  The rights will be settled in stock.  Each grant is separated into five different levels of base prices to reflect minimum required levels of stockholder return over a five-year performance period.  The base price for the first level is 10% higher than the grant date stock price, and the base price for each successive level is 10% higher than the previous level. Except in the case of a change in control of the Company, as described below, a participant will receive a distribution with respect to the shares of common stock in each grant level only if the average closing price of our common stock for the last quarter in the five year term exceeds the base price for such shares.  Each participant may elect to receive a distribution with respect to 10% of the rights he or she was granted after the third anniversary of the grant and with respect to an additional 10% after the fourth anniversary. In the event of a change in control, participants will be entitled to receive a distribution with respect to a specified percentage of the shares granted (50% if the change in control occurs on September 13, 2004, increasing by 1/36 each month to 100% on September 13, 2007), and will forfeit the right to receive a distribution with respect to the unvested portion of the shares. The number of shares of common stock issued following a change in control will be based on the difference between the base prices and the share price as of the date the change in control occurs.  The fair value of each stock appreciation right was estimated on the date of grant using a Monte Carlo simulation for an Asian type award.

On March 23, 2005, the Company granted substantially the same recipients additional stock appreciation rights with respect to 1.1 million shares of common stock.   Such grants have the same terms as the 2004 grants except that they have different base prices and a new five-year performance period beginning on the grant date.  In addition, the Company may grant stock appreciation rights to new hires and in connection with promotions and other special circumstances.  Compensation expense is recognized ratably over the five year vesting period.

Warrants

In connection with the Senior Subordinated Notes issued in 2003, the Company issued warrants to the lender to purchase 200,000 shares of common stock at a price of $13.00 per share.  However, if at the time of exercise of all or any portion of the warrants, the trading price of the Company’s common stock is less than $13.00 per share for the thirty trading days immediately preceding the date of such exercise, then the exercise price shall be automatically adjusted such that the exercise price will be equal to $10.00 per share with respect to such exercise.  The warrants were immediately exercisable at the grant date and expire October 31, 2008 (See Note 5). The value of the warrants at the date of issuance was $3.3 million, which resulted in a discount on the Senior Subordinated Notes that is being amortized as interest expense over the five-year term of the Senior Subordinated Notes.  As of December 31, 2004 the exercise price had adjusted to $10.00 per share.

Valuation Assumptions

The Company estimated the fair value of stock options, restricted stock awards, and employee stock purchase plan awards using the Black-Scholes option pricing model.  The fair value of stock appreciation rights was estimated using a Monte Carlo simulation for an Asian type award.  The following weighted average assumptions were used for the fair value calculations:

	Year Ended December 31,
	2004	2003	2002

Stock options granted to employees and non-employee board members:
Expected lives outstanding	5 years	3 years	5 years
Expected volatility	85%	85%	83%
Risk-free interest rates	3.4%	3.0%	3.3%
Expected dividend yield	0%	0%	0%

Employee stock purchase plan:
Expected lives outstanding	9 months	1 year	1 year
Expected volatility	68%	70%	80%
Risk-free interest rates	1.6%	1.3%	3.0%
Expected dividend yield	0%	0%	0%

Stock Appreciation Rights granted to employees:
Expected lives outstanding	4.7 years	—	—
Expected volatility	77%	—	—
Risk-free interest rates	3.2%	—	—
Expected dividend yield	0%	—	—

The total stock-based compensation recorded was $3.8 million, $1.0 million and $153,000, respectively, for the years ended December 31, 2004, 2003 and 2002.  Stock-based compensation recorded in 2004 included $65,000 for options, $1.7 million for grants under the Purchase Plan, $1.7 million for restricted share rights, $260,000 for stock appreciation rights and $25,000 of deferred compensation from awards granted prior to 2003.

(9)    Income Taxes

Components of the income tax provision applicable to federal and state income taxes are as follows (in thousands):

	Year Ended December 31,
	2004	2003	2002
Current benefit:
Federal	$110	$—	$—
State	53	—	—
Total	163	—	—
Deferred expense benefit:
Federal	2,418	339	(1,570)
State	269	62	(286)
Total	2,687	401	(1,856)
Total gross tax expense (benefit)	2,850	401	(1,856)
Valuation allowance	(21,347)	(401)	1,856
Net income tax benefit	$(18,497)	$—	$—

The difference between the statutory federal income tax rate and the Company’s effective income tax rate is summarized as follows (in thousands):

	Year Ended December 31,
	2004	2003	2002
Federal income tax rate	35.0%	35.0%	35.0%
Increase (decrease) as a result of—
State income taxes net of federal benefit	4.0%	3.9%	3.9%
Stock based compensation	82.5%	28.8%	(1.2)%
Other	8.2%	2.9%	(0.1)%
Change in valuation allowance	(2,271.6)%	(70.6)%	(37.7)%
Effective income tax rate	(2,141.9)%	—%	—%

Deferred tax assets and liabilities result from the following (in thousands):

	December 31,
	2004	2003
Deferred tax assets—
Current:
Accrued liabilities and other	$701	$586
Deferred revenue	1,462	308
Non-current:
Depreciation on property and equipment	320	151
Stock-based compensation	780	236
Intangibles	1,891	—
Net operating loss carryforward	21,606	25,340
Other	525	225
Total deferred tax assets	27,285	26.846
Valuation allowance	(591)	(21,922)
Deferred tax assets, net of valuation allowance	26,694	4,924
Deferred tax liabilities—
Acquired intangible assets	(4,271)	(4,610)
Capitalized software costs	(467)	(122)
Other	(183)	(192)
Total deferred tax liabilities	(4,921)	(4,924)
Net deferred tax assets and liabilities	$21,773	$—

Through 2002, the Company generated losses for both financial reporting and tax purposes. As a result, for income tax reporting purposes, the Company may utilize approximately $66 million of net operating loss carryforwards, which begin to expire in 2011 and are available as late as 2022. The Tax Reform Act of 1986 contains provisions which may limit the net operating loss carryforwards available to be used in any given year if certain events occur, including significant changes in ownership interests.  Of the $66 million in available net operating loss carryforwards, approximately $10 million will be available to offset taxable income in 2004 due to an estimated Section 382 annual limitation resulting from an ownership change in 1999. Barring any change in ownership or tax laws, the net operating loss carryforward will be limited to approximately $15 million in 2005 and $20 million in 2006.  Any net operating loss carryforwards that are limited due to the Section 382 limit can be carried forward.

The following table details the timing of the expiration of net operating loss carryforwards:

Year of expiration	Net operating loss carryforwards
Prior to 2010	$—
2011	365
2012	2,241
2013	—
2014	—
Thereafter through 2023	63,310

$65,916

Prior to the fourth quarter of 2004, the Company  had fully provided a valuation allowance for the potential benefits of the aforementioned net operating loss carryforwards in excess of deferred tax liabilities as management  believed it was more likely than not that the benefits would not be realized. During the fourth quarter of 2004, the Company reversed $21.3 million  of the valuation allowance related to the net operating loss carryforwards and other temporary items as management believes it is now more likely than not that the Company will be able to use the benefit to reduce future tax liabilities. Approximately $591,000 in valuation reserves associated with state net operating loss carryforwards were not reversed as it is more likely than not that the benefits will not be realized.  The reversal resulted in recognition of an income tax benefit of $18.5 million in 2004 and an increase in the deferred tax asset on the consolidated balance sheet.  The reversal also resulted in an increase of $1.9 million to additional paid in capital associated with tax benefits from stock-based compensation, and a decrease of $900,000 to goodwill associated with certain tax benefits related to the Datamark acquisition.  In future years, the Company expects to record income tax expense related to our pretax income.

(10)    Segment Information

Description of Segments

Beginning October 31, 2003, as a result of the acquisition of Datamark, eCollege organized its operations into two business segments: eLearning and Enrollment. eCollege’s organizational structure is based on factors that management uses to evaluate, view and run its business operations which include, but are not limited to, customer base, homogeneity of products, technology and delivery channels. The business segments are based on this organizational structure and information reviewed by eCollege’s management to evaluate the associated business group results. A description of the types of products and services provided by each reportable segment follows:

•                  eLearning provides software products, consisting of online campuses, courses, reporting, content management and administration solutions, through hosting services in the Company’s reliable data centers. The eLearning division also provides services complementing the software products, including design, development, and management of online campuses and courses, as well as ongoing administration, faculty and student support. eLearning’s suite of products and services provides customers with the flexibility to either outsource the development of their online campus and courses, or to select individual products and services to meet their unique needs.

•                  Enrollment provides lead generation, enrollment and student retention marketing services primarily to proprietary post-secondary education institutions. Enrollment’s solutions include direct mail, media placement and interactive marketing solutions, as well as custom research and admissions training. These solutions are used by higher education institutions to increase student enrollment leads, conversion rates, and retention rates.

Segment Data

The results of the reportable segments are derived directly from eCollege’s internal management reporting system. The accounting policies used to derive reportable segment results are substantially the same as those used by the consolidated Company. Management measures the performance of each segment based on several metrics, including income (loss) from operations. These results are used, in part, to evaluate the performance of, and to assign resources to, each of the segments. A significant portion of total consolidated expenditures are directly attributable to the two business segments. However, certain operating expenses, which are separately managed at the corporate level, are not allocated to segments. These unallocated costs include executive management salaries and benefits, certain corporate finance and legal salaries and benefits, audit, consulting, and legal costs incurred on a corporate level, rent and occupancy costs of the Company’s Chicago office, amortization of intangibles, income taxes and debt costs. There was no intersegment revenue for the year ending December 31, 2004.

Selected financial information for each reportable segment was as follows for the years ended December 31, 2004, 2003, and 2002 (in thousands):

	eLearning	Enrollment(1)	Total
2004:
Total net revenue	$34,781	$54,486	$89,267
Income from operations	9,402	7,256	16,658
2003:
Total net revenue	$29,135	7,725	$36,860
Income from operations	539	1,432	1,971
2002:
Total net revenue	$23,692	n/a	$23,692
Loss from operations	(4,863)	n/a	(4,863)

(1)               The Enrollment division was acquired October 31, 2003.

The reconciliation of segment information to eCollege’s consolidated total was as follows for the years ended (in thousands):

	Years ended December 31,
	2004	2003	2002
Net segment revenue	$89,267	$36,860	$23,692
Income (loss) from operations:
Total segment earnings from operations	16,658	1,971	(4,863)
Unallocated corporate costs	(14,303)	—	—
Amortization of purchased intangible assets	(1,492)	(249)	—
Income tax benefit	18,497	—	—

Total consolidated income (loss) from operations	$19,360	$1,722	$(4,863)

Assets are allocated to the individual segments based on the primary segment benefiting from the assets. Corporate assets are composed primarily of cash and cash equivalents, amounts due from former Datamark shareholders, goodwill, and purchased intangible assets. Total assets by segment and the reconciliation of segment assets to eCollege consolidated total assets as of December 31, 2004 and 2003 (in thousands) is as follows:

	Years Ended December 31,
	2004	2003
eLearning	$11,139	$11,845
Enrollment	17,166	11,288
Goodwill and intangible assets	65,455	68,318
Corporate	24,055	10,572

	$117,815	$102,023

One customer represented 12% of eLearning revenue and three customers represented 23%, 21% and 11%, respectively, of Enrollment revenue for the year ending December 31, 2004.  Two customers accounted for 14% and 12%, respectively, of eLearning division accounts receivable and two customers accounted for 23% and 11%, respectively, of Enrollment division accounts receivable as of December 31, 2004. One customer represented 11% of eLearning revenue and two customers accounted for 27% each of Enrollment division revenue for the year ending December 31, 2003  No customer represented 10% or more of eLearning revenue for the year ending December 31, 2002. One customer individually accounted for 25% of eLearning division accounts receivable as of December 31, 2003 and one customer individually accounted for 13% of Enrollment division accounts receivable balance as of December 31, 2003.

Geographic Information

Substantially all of the Company’s assets are located in and substantially all of the Company’s operating results are derived from operations in the United States.

(11)    Valuation and Qualifying Accounts

	Balance at beginning of period	Additions	Deductions	Balance at end of period
Year ended December 31, 2004
Allowance for doubtful accounts	$188	$60	$(93)	$155
Allowance for deferred income taxes	21,922	—	(21,331)	591

Year ended December 31, 2003
Allowance for doubtful accounts	166	23	(1)	188
Allowance for deferred income taxes	27,096	—	(5,174)	21,922

Year ended December 31, 2002
Allowance for doubtful accounts	173	—	(7)	166
Allowance for deferred income taxes	25,240	1,856	—	27,096

(12) Selected Quarterly Information (Unaudited)

The following summarizes selected quarterly information with respect to the Company’s operations for the last eight fiscal quarters, which include Datamark’s results of operations from October 31, 2003 (the acquisition date).

	2004 Quarter Ended				2003 Quarter Ended
	Dec. 31	Sept. 30	June 30	Mar. 31	Dec. 31	Sept. 30	June 30	Mar. 31
Total revenue	$24,429	$24,291	$20,940	$19,606	$15,237	$7,601	$7,323	$6,699

Gross profit	11,355	11,404	10,140	9,587	7,450	4,913	4,540	3,774
Net income (loss) (1)	17,534	1,108	654	64	58	671	275	(436)
Diluted net income (loss) per share	0.80	0.05	0.03	0.00	0.00	0.03	0.02	(0.03)

(1)               The Company recorded an income tax benefit for the year ended December 31, 2004 from the reversal of the valuation allowance previously recorded against deferred tax assets as well as from the recognition of changes in other temporary differences.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains a Disclosure Committee, comprised of the Chief Executive Officer, President and Chief Operating Officer, Chief Financial Officer, Executive Vice President of eCollege and Chairman and Chief Executive Officer of Datamark, Senior Vice President of Strategy, Chief Technology Officer, Executive Vice President / General Manager of eLearning Division, President and Chief Operating Officer of Datamark, General

75

Counsel and Director of Corporate Accounting.  The Company is required to maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  Based on that evaluation, and because of the material weaknesses discussed below, the Chief Executive Office and Chief Financial Officer concluded that as of December 31, 2004, the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

Evaluation of Internal Control over Financial Reporting

The Company is undertaking a thorough review of its internal controls as part of the Company’s compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002.  As part of this effort, the Company’s management is assessing the effectiveness of its internal control over financial reporting as of December 31, 2004 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission  (“COSO”)’s  “Internal Control-Integrated Framework.”  The Company is required to include in its Annual Report on Form 10-K management’s report on the effectiveness of the Company’s internal controls over financial reporting, and our independent registered public accountants are required to attest to this report and to report on the effectiveness of the internal control over financial reporting.  On November 30, 2004, the SEC issued Release No. 50754 providing a 45-day extension for the filing of both management’s and the independent registered public accounting firm’s reports on the Company’s internal control over financial reporting for eligible companies.  The Company has determined that it is eligible and has elected to utilize this 45-day extension; therefore, this filing does not include these reports.  These reports will be included in an amended Form 10-K expected to be filed within the 45-day extension period.

Prior to the issuance of the Company’s June 30, 2004 interim financial statements, we identified an error in the accounting for the Company’s Employee Stock Purchase Plan under SFAS No. 123, which the Company voluntarily adopted in 2003.   In late August 2004 the Company completed the analysis necessary to verify and quantify the error and prepared a restatement to correct the errors, which restatement was reflected in the Annual Report on Form 10-K/A for 2003 and the Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2004.  Both such reports were filed with the SEC on August 24, 2004 and should be referred to for additional information regarding the restatement.

The Company believes that the error that led to the restatement was attributable to a material weakness in internal control over financial reporting relating to the impact on the Company’s reported financial results of new accounting pronouncements. The Company has taken a number of actions intended to remediate this material weakness as described below under the caption “Remediation Efforts.”

In addition to the material weakness previously identified related to a new accounting pronouncement, as discussed above, the Company has identified the following internal control deficiencies that existed as of December 31, 2004 and that the Company considers to be material weaknesses based on the Public Company Accounting Oversight Board’s (PCAOB) Auditing Standard No. 2, “An Audit of Internal Controls Over Financial Reporting Performed in Conjunction with an Audit of Financial Statements”.  A material weakness is a significant deficiency (within the meaning of the PCAOB’s Auditing Standard No.2), or combination of significant deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their assigned functions.

The Company believes that when making its assessment of internal control over financial reporting using the criteria issued by COSO’s “Internal Control – Intergrated Framework”, because of the previously disclosed material weakness as well as the additional material weaknesses identified below, neither management nor the Company’s independent registered public accounting firm will be able to conclude in their respective reports that the Company’s

76

internal control over financial reporting was effective as of December 31, 2004.  As the Company and its independent registered public accounting firm are still evaluating the effectiveness of the Company’s internal control over financial reporting, there can be no assurance that additional deficiencies will not be identified, and that any such deficiencies, either alone or in combination with others, will not be considered additional material weaknesses.

Material Weaknesses

The Company has identified material weaknesses in the following areas:

Financial Reporting Process – including (a) inadequate staffing at our eLearning accounting function, exacerbated by recent high staff turnover, (b) inadequate training, specifically in technical accounting areas, (c) inadequate documentation of accounting policies and procedures, and (d) inadequate documentation of accounting entries and approval of accounting entries and related reports.

•      Segregation of Duties – including inadequate segregation of duties in our eLearning division accounting group.

•      Sales and Use Tax Accounting Procedures – including controls over transactions impacting state and city sales and use taxes.

•      Financial Close and Consolidation – including (a) lack of complete documentation of financial close and appropriate back-up and (b) lack of evidence of review and approval of accounting entries, account reconciliations and consolidation calculations.

•      Analyzing Complex Accounting Matters or Transactions – including income taxes, earnings per share calculations, and other technical accounting matters.

Remediation Efforts

As disclosed in previous public filings, the Company has taken a number of actions intended to remediate the material weakness related to internal control over financial reporting in connection with the impact on the Company’s reported financial results of new accounting pronouncements.  These actions included:

•                  A broad evaluation of the structure and staffing of accounting operations throughout the Company.

•                  The creation of a separate corporate accounting function at the corporate headquarters in Chicago, Illinois.  This function includes a new position, Director of Corporate Accounting, which was filled in August 2004, as well as the position of Manager of Corporate Accounting, which is currently being recruited.

•                  The hiring of key accounting positions at the eLearning division accounting operations in Denver, Colorado.

•                  The addition of accounting staff at the Enrollment division accounting operations in Salt Lake City, Utah.

•                  Implementation of new procedures for the review of accounting pronouncements that impact the Company’s financial statements, including the creation of “white papers” documenting the analysis and checklists to ensure that accounting staff are familiar with the accounting requirements for their areas of focus.

•                  Increasing the number and scope of meetings with the Company’s external auditors.

•                  Broadening relationships with other outside advisors, such as tax consultants.

•                  Evaluating the adequacy of training received by accounting personnel as it relates to the adoption and implementation of new accounting pronouncements.

A number of these remediation activities address other material weaknesses identified above, specifically, the financial reporting process, sales and use tax accounting procedures, and financial close and consolidation.

The Company is undertaking additional remediation efforts. These include:

•                  Upgrading certain accounting positions in the eLearning accounting staff.

•                  Implementing detailed financial close procedures and checklists.

•                  Realignment of functional responsibilities to address segregation of duty control issues.

•                  Recruiting for an internal audit position to assist the Company in its ongoing evaluation and monitoring of entity level controls.

•                  Moving the Enrollment division accounting to the Company’s common accounting platform.

While remediation efforts are underway, these concerns will not be considered remediated until new staffing arrangements and processes are fully implemented, operate for a period of time and are tested and the Company concludes that they are operating effectively. We anticipate that we will report in our Quarterly Report on Form 10-Q for the first quarter of 2005 that material weaknesses  in our internal controls continue to exist.

Changes in Internal Control over Financial Reporting

Except for the remediation efforts described above, which were initiated during the second half of 2004 and continue to date, there have been no other changes in the Company’s internal control over financial reporting during the fourth quarter of 2004 which have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION

None.

PART III.

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The directors and executive officers of eCollege as of March 28, 2005 are as follows:

Name	Age	Position

Directors and Executive Officers
Oakleigh Thorne	47	Chief Executive Officer and Chairman of the Board
Douglas H. Kelsall	51	President, Chief Operating Officer and Director
Reid E. Simpson	48	Chief Financial Officer
Marguerite M. Elias	50	Senior Vice President, General Counsel and Secretary
Robert S. Haimes	44	Senior Vice President; Chief Operating Officer of Enrollment Division
Mark A. Resmer	50	Senior Vice President and Chief Technology Officer
Thomas L. Dearden	48	Chief Executive Officer of Enrollment Division
Matthew T. Schnittman	33	Executive Vice President/General Manager of eLearning Division
Jack W. Blumenstein(3)	61	Director
Christopher E. Girgenti(1)(2)	41	Director
Jeri L. Korshak(1)(2)	50	Director
Robert H. Mundheim(1)(2)(3)	72	Director

(1)  Member of the Compensation Committee.

(2)  Member of the Audit Committee.

(3)  Member of the Nominating Committee.

Oakleigh Thorne has served as our Chief Executive Officer since May 30, 2000 and as a member of our Board of Directors since February 1998. Mr. Thorne is responsible for developing the corporate mission and strategic objectives of the Company, and overseeing New Business Development, Strategy, Product Development and Marketing. Mr. Thorne has been the co-President of Blumenstein/Thorne Information Partners, L.L.C. since October 1996, and is a co-founder of this private equity investment firm. From September 1986 to August 1996, Mr. Thorne served in various management positions, including most recently as President and Chief Executive Officer, of CCH Incorporated, a leading provider of tax and business law information, software, and services. Mr. Thorne holds a Bachelor of Science degree in Journalism from Boston University and a Master of Business Administration degree from Columbia University. Mr. Thorne serves on the boards of directors of ShopperTrak, Inc. and AirCell, Inc.  Mr. Thorne is also a member of various charitable boards, including the Art Institute of Chicago and the Lake Forest Open Lands Association.

Douglas H. Kelsall was named the Company’s President and Chief Operating Officer in November 2003.  Mr. Kelsall also has served as our Executive Vice President from November 2000 to November 2003, as Chief Financial Officer and Treasurer from September 1999 to May 2004 and as Secretary from November 2000 to July 2004 and was elected to the Board of Directors in August 2002. Mr. Kelsall oversees all of the Company’s internal operations, including its operating divisions and the Product Engineering and Technology organization. From July 1997 to August 1999, Mr. Kelsall served as Chief Financial Officer of TAVA Technologies, Inc.; from December 1995 to June 1997, he served as Chief Financial Officer of Evolving Systems, Inc.; and from June 1993 to December 1995, he served as President of Caribou Capital Corporation. Prior to that time, Mr. Kelsall served in various management and vice president positions at Colorado National Bank. Mr. Kelsall holds a Bachelor of Arts degree from the University of Colorado and a Master of Business Administration degree from the University of Denver. Mr. Kelsall presently serves on the boards of directors of Caribou Capital Corporation and the Colorado Institute of Technology.

Reid E. Simpson was named Chief Financial Officer in May 2004.  Mr. Simpson oversees all financial and treasury affairs of the Company, including investor relations. From September 1999 to April 2004, Mr. Simpson served as executive vice president and CFO of CCC Information Services (CCC), a publicly held company providing software and services to the automobile claims industry. While at CCC, Mr. Simpson played a key role in streamlining the company’s business and cost structure and increasing the financial market’s awareness of CCC.  Prior to CCC, Mr. Simpson held CFO positions at The Signature Group and Delphi Information Systems. Additionally, Mr. Simpson spent 16 years with the Dun & Bradstreet Corporation where he held a number of senior finance positions, including CFO for three of the corporation’s businesses: Dun & Bradstreet Plan Services, Nielsen Marketing Research and DonTech. Mr. Simpson holds a Bachelor of Science in Accounting from Michigan State University.

Marguerite M. Elias joined the Company in July 2004 as Senior Vice President, General Counsel and Secretary.  Ms. Elias is responsible for overseeing all legal affairs and human resource matters for the Company.  From January 2004 until joining eCollege, Ms. Elias was a partner in the law firm of Hogan Marren, Ltd.   From April 2001 to December 2003, Ms. Elias served as senior vice president and general counsel of Centerprise Advisors, Inc., a national professional services firm.  Prior to that time, Ms. Elias was in private practice focusing on securities and corporate law.  She was a partner in Katten Muchin Zavis Rosenman from August 1995 to April 2001 and an associate at Skadden Arps Slate Meagher and Flom from September 1986 to July 1995.  Ms. Elias received a Bachelor of Arts degree in Economics from Northwestern University and a Juris Doctor degree from Loyola University of Chicago School of Law.

Robert S. Haimes was named Chief Operating Officer of the Enrollment Division in March 2005 and continues to serve as a Senior Vice President of eCollege, a position he has held since 2001. Mr. Haimes served as our Senior Vice President of Strategy from January 2004 to March 2005, as our Senior Vice President of Strategy and Market Communication from January 2003 to January 2004, as our Senior Vice President of Market and Product Management from August 2001to January 2003 and as our Vice President of Marketing from November 1999 through August 2001.  From 1996 to 1999, he served as the Brand Marketing Director and the Director of Market Development for Coors Brewing Company. In 1995 and 1996, Mr. Haimes was Director of New Products and New Business Development at Boston Chicken, Inc. Prior to September of 1995, Mr. Haimes held positions in brand management, new business development, and operations management at Procter and Gamble. He played a key role in his eleven years at Procter and Gamble, managing marketing campaigns to consumers and professionals in a highly competitive industry. Mr. Haimes holds a Bachelor of Science degree in Mechanical Engineering from the University of Cincinnati and a Master of Business Administration degree from Xavier University.

Mark A. Resmer has served as our Chief Technology Officer and a Senior Vice President since April 2002. Mr. Resmer is responsible for overseeing and directing our Product Engineering and Technology division, including all information technology and product development, from a technical perspective. Mr. Resmer has an extensive background both in academia and the broader IT industry. Most recently, Mr. Resmer led the technology direction for Prometheus at The George Washington University from September 2001 through January 2002 where he steered efforts to put more control of eLearning applications in the hands of institutions’ IT departments. Prior to this role, he served as the Chief Technology Officer for iUniverse from May 2000 to September 2001. From April 1988 to April 2000, Mr. Resmer was with California State University and also from 1997 to 1999 he helped to found and directed the IMS project to promote standardization and growth of the distributed learning marketplace. His experience in academia also includes a technology leadership role at Vassar College from 1980 to 1988. Additionally, Mr. Resmer has held positions as the chair of the California State University System-wide Academic Information Resource Council, chair of the Syllabus Conference Board, and treasurer of the Higher Education Knowledge & Technology Exchange (HEKATE). Mr. Resmer earned his Bachelor’s of Arts in Computer Science from Vassar College, and Licentiate in Music from Trinity College in London. Mr. Resmer is a member of the board of directors of TextCentric, Inc.

Thomas L. Dearden was named Chief Executive Officer of the Enrollment Division in March 2005. He previously served as the President and Chief Operating Officer of the Enrollment Division from October 31, 2003 until March 2005, as Executive Vice President and Chief Operating Officer of Datamark from June 2000 to October 2003 and as Vice President of Operations for the Datamark division of Focus Direct, Inc. from 1998 to June 2000.  Mr. Dearden joined Datamark in 1989 as the original member of its creative staff. Before joining Datamark, Mr. Dearden was a founder of and senior partner in Bennett/Allen Associates, a Salt Lake City-based advertising agency. Mr. Dearden serves as the Industry Co-Chair of the Utah Postal Customer Council. Mr. Dearden holds a Bachelor of Fine Arts degree from the University of Utah.

Matthew T. Schnittman has served as Executive Vice President/General Manager of the eLearning Division since November 2003 and is responsible for ensuring customer satisfaction, overseeing the areas of Client Services, Account Management, Help Desk and Evaluation Solutions.  Mr. Schnittman also has served as Senior Vice President of Account Management from January 2003 to November 2003 and as Vice President of Professional Services from July 2001 to January 2003. Mr. Schnittman served as our Director of Strategic Planning and Analysis from July 1999 to June 2001.  Before joining eCollege, Mr. Schnittman worked at PricewaterhouseCoopers from June 1998 to June 1999 in the Management Consulting Strategy group, where he provided strategic consulting services to Fortune 1000 companies. From January 1995 to June 1997, Mr. Schnittman was with CCD, LLP, a consulting boutique focused on consumer product strategy. Mr. Schnittman holds a Bachelor of Science degree in Business and Public Administration in Marketing from the University of Arizona, and a Master of Business Administration degree in Management and Strategy, Finance and Marketing from JL Kellogg Graduate School of Management.

Jack W. Blumenstein has served as a member of our Board of Directors since January 1998 and currently serves as chair of our Nominating Committee. Mr. Blumenstein has been the co-President of Blumenstein/Thorne Information Partners, L.L.C. since October 1996, and is a co-founder of this private equity investment firm. From October 1992 to September 1996, Mr. Blumenstein held various positions with The Chicago Corporation (now ABN AMRO, Inc.), serving most recently as Executive Vice President, Debt Capital Markets Group and a member of the board of directors. Mr. Blumenstein was President and CEO of Ardis, a joint venture of Motorola and IBM, and has held various senior management positions in product development and sales and marketing for Rolm Corporation and IBM. Mr. Blumenstein also presently is chairman and CEO of AirCell, Inc., and serves on the board of directors of ShopperTrak, Inc.

Christopher E. Girgenti has served as a member of our Board of Directors since June 1997 and currently serves as chairman of our Audit Committee and as a member of our Compensation Committee. Mr. Girgenti has been Senior Managing Director of New World Equities, Inc. since November 1996 and Managing Director of New World Venture Advisors, LLC since January 1998. From April 1994 through October 1996, Mr. Girgenti served as Vice President and was co-head of the technology investment banking group of The Chicago Corporation (now ABN AMRO, Inc.). He has held various corporate finance positions with Kemper Securities, Inc. and KPMG Peat Marwick (now KPMG LLP) . Mr. Girgenti is a Chartered Financial Analyst. Mr. Girgenti presently serves on the advisory board of Illinois Technology Enterprise Corporation—Evanston and also serves on the boards of directors of Tavve Software Company, Sportvision, Inc., and Katalyst, LLC.

Jeri L. Korshak has served as a member of our Board of Directors since February 1999, and is currently a member of our Audit  and Compensation Ccommittees. Ms. Korshak has over twenty years of experience in marketing and business development. Since 2001, Ms. Korshak has been an independent consultant. Prior to that time, Ms. Korshak served as Senior Vice President of Marketing and Business Development for AuraServ Communications from June 2000 to March 2001 and Vice President of Strategy for MediaOne Group from June 1998 to June 2000. Ms. Korshak was Vice President and General Manager of US WEST Dex—Mountain Region from September 1995 to May 1998, and Vice President and General Manager of Interactive Television of US WEST Multimedia from November 1994 to September 1995. In these and other positions, Ms. Korshak has been involved in developing and introducing interactive services.

Robert H. Mundheim has served as a member of our Board of Directors since January 2001, and currently serves as chairman of our Compensation Committee and as a member of our Audit and Nominating Committees. Mr. Mundheim has been Of Counsel to Shearman & Sterling since March 1999. Mr. Mundheim formerly held the position of Senior Executive Vice President and General Counsel of Salomon Smith Barney Holdings Inc. Before that he was Executive Vice President and General Counsel of Salomon Inc., a firm which he joined in September 1992. Prior to joining Salomon Inc., Mr. Mundheim was co-Chairman of the New York law firm of Fried, Frank, Harris, Shriver & Jacobson. Until 1992, Mr. Mundheim was the University Professor of Law and Finance at the University of Pennsylvania Law School, where he had taught since 1965. He served as Dean of that institution from 1982 through 1989. Among his other professional activities, Mr. Mundheim has been General Counsel to the U.S. Treasury Department (1977-1980); Special Counsel to the Securities and Exchange Commission (1962-1963); and Vice Chairman, Governor-at-Large and a member of the Executive Committee of the National Association of Securities Dealers (1988-1991). He is a trustee and President of the American Academy in Berlin, a trustee of the New School University and a member of the Council of the American Law Institute, and President of the Appleseed Foundation. Mr. Mundheim also serves on the supervisory board of Hypo Real Estate Holding AG and the board of directors of Arnhold & S. Bleichroeder, Inc.

Directors’ and Executive Officers’ Terms

All directors hold office until the next annual meeting of stockholders or until their successors have been duly elected and qualified.  All executive officers are elected by the Board of Directors to serve in their respective capacities until their successors are elected and qualified or until their earlier resignation or removal.

Audit Committee

The members of the Company’s Audit Committee of the Board of Directors are Mr.  Girgenti (chairman), Mr. Mundheim and Ms. Korshak, all of whom are independent under the Nasdaq rules. The Board has determined that Mr. Girgenti is an “audit committee financial expert” within the meaning of SEC regulations and is “independent” as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act .

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange requires the Company’s officers and directors, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file with the SEC and the Nasdaq National Market reports of ownership of Company securities and changes in reported ownership. Officers, directors and greater than ten percent shareholders are required by SEC rules to furnish the Company with copies of all Section 16(a) reports they file.

Based solely on a review of the reports furnished to the Company, or written representations from reporting persons that all reportable transactions were reported, the Company believes that during the fiscal year ended December 31, 2004, the Company’s officers, directors and greater than ten percent owners timely filed all reports they were required to file under Section 16(a); except that one report was filed late as described below.  A Form 4 for Lee Spiegler, former General Counsel, was filed February 6, 2004 for the issuance of a Share Rights Award granted on January 5, 2004.

Code of Ethics

We have adopted a Code of Ethics which is applicable to all of our employees and directors. We have posted the Code of Ethics, which is titled “Code of Business Conduct and Ethics” on our website at www.ecollege.com and any waivers of, or amendments to, the Code of Ethics will be approved by the Board of Directors and disclosed on our website.  The Company encourages all employees and directors to properly report any violation of the Code of Ethics to the appropriate persons identified in the Code.

ITEM 11.    EXECUTIVE COMPENSATION

The following table sets forth information with respect to compensation earned by the Company’s Chief Executive Officer and the next four mostly highly compensated executive officers who were serving as executive officers at the end of 2004 (collectively, the “Named Executive Officers”). The positions shown in the table are those in which the Named Executive Officers served in 2004.  See the footnotes to the table for information concerning other positions held by these individuals at present and in prior periods shown.

Summary Compensation Table

		Annual Compensation						Long Term Compensation Awards
Name and Principal Position(s)	Year	Salary ($)		Bonus ($)		Other Annual Compensation ($)		Restricted Stock Award(s) ($)		Securities Underlying Options/SARs (#)		All Other Compensation ($)
Oakleigh Thorne	2004	$373,958		—		$25,417	(3)	—		210,000	(4)	—
Chief Executive Officer	2003	$350,000		$295,560	(2)	$28,924	(3)	$402,289	(2)	—		—
	2002		(1)	—		$32,258	(3)	—		211,011	(1)	—

Douglas H. Kelsall	2004	$285,416		—		—		—		150,000	(4)	—
President and Chief Operating Officer	2003	$250,000		$174,671	(5)	—		$232,389	(5)	—		—
	2002	$199,167		$75,850		—		—		30,000		—

Arthur E. Benjamin	2004	$240,295		$89,295		—		—		75,000	(4)	—
Executive Vice President of eCollege,	2003	$37,653	(6)	$55,590		$402,840	(7)	$1,626,750	(6)	—		—
Chairman and CEO of Enrollment Division	2002	—		—		—		—		—		—

Robert S. Haimes	2004	$203,350		$42,050		—		—		60,000	(4)	—
Senior Vice President of Strategy	2003	$187,200		$82,219	(8)	—		$71,855	(8)	—		—
	2002	$185,100		$55,411		—		—		7,500		—

Matthew Schnittman	2004	$191,243		$65,654		—		$99,992	(10)	60,000	(4)	—
Executive Vice President/ General	2003	$170,000		$68,320	(9)	—		$61,855	(9)	—		—
Manager of eLearning Division	2002	$140,083		$11,000		—		—		10,000		—

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

(2)          Pursuant to his employment agreement for 2003, on August 13, 2003 Mr. Thorne was granted a Share Rights Award of 24,129 shares of the Company’s common stock under the Company’s 1999 Stock Incentive Plan in consideration for his services to the Company. One third of the shares vested on July 1, 2004 and the balance will vest in 8 successive equal quarterly installments beginning October 2004, provided Mr. Thorne continues in employment with the Company. The value of the Share Right Award as of December 31, 2004 was $274,105. Mr. Thorne received an additional bonus of $225,000, one half of which was paid in cash and the remaining half was paid in the form of 5,594 share rights the value of which is $63,547 as of December 31, 2004. These share rights vest 100% on January 27, 2006, provided Mr. Thorne continues in employment with the Company.

(3)          In 2004, the Company paid $13,403 of Mr. Thorne’s personal travel expenses, pursuant to his employment agreement. In addition, the Company paid certain living expenses for Mr. Thorne, which totaled $12,014 in 2004, $14,040 in 2003 and $13,748 in 2002.

(4)          Stock appreciation rights were granted to the Named Executive Officers on September 13, 2004 and are exercisable on September 13, 2009.  At such time, if the average fair market value per share of common stock (the “Performance Price”) for the three month period preceding the exercise date (the “Performance Period”) exceeds the base price for a stock appreciation right, then the recipient will be entitled to receive a distribution of shares of common stock with a value calculated by dividing the excess of the Performance Price over the base price per stock appreciation right by the Performance Price.  The recipient may elect to receive 10% of his or her distribution on each of September 13, 2007 and September 13, 2008.  Subject to vesting provisions, the distribution will accelerate upon the occurrence of a change in control.

(5)          Douglas H. Kelsall has served as the Company’s President and Chief Operating Officer since November 2003. Mr. Kelsall also served as the Company’s Executive Vice President from November 2000 to November 2003, as Chief Financial Officer and Treasurer from September 1999 to May 2004 and as Secretary from November 2000 to July 2004.  As a portion of his compensation for 2003, on August 13, 2003 Mr. Kelsall was granted a Share Rights Award of 12,064 shares of the Company’s common stock under the Company’s 1999 Stock Incentive Plan in consideration for his services to the Company. One third of the shares vested on July 1, 2004 and the balance will vest in 8 successive equal quarterly installments beginning October 2004, provided Mr. Kelsall continues in employment with the Company. The value of the Share Right Award as of December 31, 2004 was $137,047. Mr. Kelsall received an additional bonus of $175,000, one half of which was paid in cash and the remaining half was paid in the form of 4,351 share rights, the value of which was $49,427 as of December 31, 2004. These share rights vest 100% on January 27, 2006, provided Mr. Kelsall continues in employment with the Company.

(6)          On March 25, 2005, Mr. Benjamin resigned from the Company. He served as the Company’s Executive Vice President and as Chairman and Chief Executive Officer of the Enrollment division from October 31, 2003 until his resignation. Mr. Benjamin’s salary and bonus for 2003 represents partial year compensation which on an annual basis would have been $255,918 and $55,590, respectively. Pursuant to his employment agreement with the Company, on October 31, 2003 Mr. Benjamin was granted a Share Rights Award of 75,000 shares of the Company’s common stock under the Company’s 1999 Stock Incentive Plan.

(7)          In conjunction with the Datamark acquisition, Mr. Benjamin purchased, in a private placement, 36,000 unregistered shares of eCollege common stock at a price of $10.50 per share. The market value of the eCollege common stock on the date of purchase was $21.69 per share.

(8)          Mr. Haimes was named Chief Operating Officer of the Enrollment division on March 25, 2005 and continues to hold the position of Senior Vice President of eCollege. Mr. Haimes served as the Company’s Senior Vice President of Strategy January of 2004 to March 25, 2005, as Senior Vice President of Strategy and Market Communication from January 2003 to January 2004 and as Senior Vice President of Market and Product Management from August 2001 to January 2003.  On August 13, 2003 Mr. Haimes was granted a Share Rights Award of 3,485 shares of the Company’s common stock under the Company’s 1999 Stock Incentive Plan in consideration for his services to the Company. One third of the shares vest on July 1, 2004 and the balance will vest in 8 successive equal quarterly installments beginning October 2004, provided Mr. Haimes continues in employment with the Company. The value of the Share Right Award as of December 31, 2004 was $39,589. Mr. Haimes received an additional bonus of $60,000, one half of which was paid in cash and the remaining half was paid in the form of 1,491 share rights, the value of which was $16,937 as of December 31, 2004. These share rights vest 100% on January 27, 2006, provided Mr. Haimes continues in employment with the Company.

(9)          Matthew Schnittman has served as Executive Vice President and General Manager of the eLearning Division since November 2003 and previously served as Senior Vice President of Account Management from January 2003 to November 2003 and as Vice President of Professional Services from July 2001 to January 2003.  On August 13, 2003 Mr. Schnittman was granted a Share Rights Award of 3,485 shares of the Company’s common stock under the Company’s 1999 Stock Incentive Plan in consideration for his services to the Company.  One third of the shares vested on July 1, 2004 and the balance will vest in 8 successive equal quarterly installments beginning October 2004, provided Mr. Schnittman continues in employment with the Company.  The value of the Share Right Award as of December 31, 2004 was $39,589.  Mr. Schnittman received an additional bonus of $40,000, one half of which was paid in cash and the remaining half was paid in the form of 994 share rights, the value of which was $11,291 as of December 31, 2004. These share rights vest 100% on January 27, 2006, provided Mr. Schnittman continues in employment with the Company.

(10)    On April 7, 2004, Mr. Schnittman was granted a Share Rights Award of 4,570 shares of the Company’s common stock under the Company’s 1999 Stock Incentive Plan.  One third of the shares vest on April 7, 2005 and the balance will vest in 8 successive equal quarterly installments beginning July 2005, provided Mr. Schnittman continues in employment with the Company.  The value of the Share Right Award as of December 31, 2004 was $51,915.

Stock Appreciation Right Grants in Last Fiscal Year

The following table provides information on the stock appreciation rights granted to the Named Executive Officers during the fiscal year ended December 31, 2004.  All rights were granted under the Company’s 1999 Stock Incentive Plan. As discussed in Item 7 of this Annual Report on Form 10-K, the Named Executive Officers were granted additional stock appreciation rights in March 2005. Absent promotions or other special circumstances, the Company does not intend to grant additional equity to these individuals during the next five years. No option grants were made to the Named Executive Officers during the 2004 fiscal year.

	Individual Grants				Potential Realizable Value
	Number of Securities Underlying SAR	% of Total SARs Granted to Employees in	Exercise Price	Expiration	at Assumed Annual Rates of Stock Price Appreciation for SAR Term(1)
Name	Granted($)	Fiscal Year	($/Sh)	Date	5% ($)	10% ($)
Oakleigh Thorne.	210,000	19.1	(1)	9/13/09	90,059	496,379
Douglas H. Kelsall.	150,000	13.6	(1)	9/13/09	64,328	354,556
Arthur E. Benjamin	75,000	6.8	(1)	9/13/09	32,164	177,278
Robert S. Haimes	60,000	5.5	(1)	9/13/09	25,731	141,823
Matthew T. Schnittman	60,000	5.5	(1)	9/13/09	25,731	141,823

(1)          These stock appreciation rights were granted on September 13, 2004 and are exercisable on September 13, 2009.  At such time, the recipient will be entitled to receive a distribution of shares of common stock with a value calculated by dividing (x) the excess of (A) the Performance Price over (B) the base price per stock appreciation right, by (y) the Performance Price.   Each stock appreciation right is divided into five (5) equal levels with an assigned base price to each level as follows:  Level 1 - $9.72, Level 2 - $10.70, Level 3 - $11.77, Level 4 - $12.94 and Level 5 - $14.24.  The recipient person may elect to receive 10% of his or her distribution on each of September 13, 2007 and September 13, 2008.  Subject to vesting provisions, the distribution will accelerate upon the occurrence of a change in control.

(2)          There can be no assurance provided to any executive officer or other holder of the Company’s securities that the actual stock price appreciation over the stock appreciation rights term will be at the 5% and 10% levels or at any other level.  Unless the market price of the Common Stock appreciates so that the Performance Price is higher than the base price, no value will be realized from these grants.

Aggregated Year-End Option and SAR Exercises and Values

The following table provides information as to options and stock appreciation rights exercised and the value of outstanding options and stock appreciation rights held by the Named Executive Officers at December 31, 2004.

Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values

	Shares Acquired	Value	Number of Securities Underlying Unexercised Options/SARs at December 31, 2004			Value of Unexercised In-the- Money Options/SARs at December 31, 2004(1)
Name	on Exercise	Realized	Exercisable		Unexercisable	Exercisable	Unexercisable
Oakleigh Thorne	—	—	1,000,000	(2)	0	$7,485,000		$0
	200,316	$640,541	2,917		7,778/210,000	$21,907		$58,413/96,600
Douglas H. Kelsall	40,277	$511,317	280,277		6,667/150,000	$1,131,605		$50,736/69,000
Arthur E. Benjamin	—	—	—		/75,000	$—	$	/34,500
Robert S. Haimes	—	—	126,833		1,667/60,000	$520,224		$12,686/27,600
Matthew T. Schnittman	—	—	62,777		2,223/60,000	$446,608		$16,917/27,600

1)                                      Whether an option/SAR is “in-the-money” is determined by subtracting the exercise price of the option (or base price of the SAR) from the closing price for the common stock as reported by the Nasdaq on December 31, 2004 ($11.36). If the amount is greater than zero, the option (or SAR) is “in-the-money.”

2)                                      Fully vested options granted to Blumenstein/Thorne Information Partners I, L.P. (“BTIP”), an investment fund affiliated with Mr. Thorne, in lieu of salary, benefits and other compensation to Mr. Thorne in 2000 and 2001.  The Compensation Committee awarded this stock option grant to BTIP to provide the limited partners of BTIP with a significant equity incentive to contribute Mr. Thorne’s services to the financial success of the Company and to align his interests with those of the Company’s stockholders. Of these options for 1,000,000 shares, options for 200,000 shares have an exercise price of $3.875, the fair market value of the Company’s common stock on date of grant; options for the remaining 800,000 shares have an exercise price of $3.875 based on the Company having met certain stock price performance criteria.  Options for 955,760 of such shares were exercised on February 1, 2005 and options for 16,575 of such shares were exercised on March 23, 2005.

Director Compensation

All non-employee directors are reimbursed for their reasonable travel expenses incurred in connection with attending the Company’s meetings. No cash payments for Board or committee service were made to any director during fiscal year 2003.

On February 15, 2005, the Board of Directors approved a new compensation plan for outside directors as described below, which plan took effect on January 1, 2005. Pursuant to the Automatic Award Program established under the 1999 Stock Incentive Plan as previously in effect, each non-employee Board member elected as a non-employee director at the 2002 Annual Stockholders Meeting (other than Mr. Mundheim and Jonathan Newcomb, a former director), or first elected or appointed at any time after such meeting, received a one-time grant of a non-statutory option valued at $125,000 as of the date of grant (the “Initial Director Option”).  The shares subject to the Initial Director Option vest in equal monthly installments over a five-year period commencing on the grant date.  Each such option has an exercise price equal to the fair market value of the common stock on the date of grant and a term of six years, subject to earlier termination if the optionee ceases to be a director.  On August 14, 2002, the Company granted an Initial Director Option to purchase 41,684 shares of common stock, at an exercise price of $4.00 per share, to each of Messrs. Blumenstein and Girgenti.  The grant date of Ms. Korshak’s Initial Director Option to purchase 50,927 shares was deemed to be January 2, 2002, for purposes of setting the exercise price of

$2.95 per share and establishing the vesting scheudle for the option, based on her agreement to waive her 2002 option grant, pursuant to a previously-existing program, and her 2002 annual retainer fee for service on the Board of Directors and the Audit and Compensation Committees.

Mr. Mundheim did not receive an Initial Director Option, due to a previous one-time option grant on April 23, 2001 to purchase 95,000 shares of common stock as compensation for his service as a director.  The option is exercisable in sixty successive equal monthly installments upon Mr. Mundheim’s completion of each month of Board service.  The option was granted with an exercise price of $3.85, the fair market value on the date of grant.  The option is subject to a special acceleration event if all three of the following events occur: i) Oakleigh Thorne no longer serves as Chairman of the Board, and ii) Oakleigh Thorne no longer serves as Chief Executive Officer of the Company, and iii)  Oakleigh Thorne’s replacement or replacements are not acceptable to Mr. Mundheim in his sole discretion (“Special Acceleration Event”).  If the Special Acceleration Event occurs then 100% of the shares subject to the option held by Mr. Mundheim automatically vest so that such option shares will become fully vested and exercisable.

Also pursuant to the 1999 Stock Incentive Plan as previously in effect, on the first business day in January of each year beginning in 2003, each non-employee member of a committee of the Board received, for each committee on which he or she served, a non-statutory option valued at $5,000 as of the date of grant. In addition,each non-employee committee chair received, for each committee he or she chaired, a non-statutory option valued at $5,000 as of the date of grant.  The shares subject to these options vest in equal monthly installments over the one-year period beginning on the grant date.  Each such option has an exercise price equal to the fair market value of the common stock on the date of grant and a term of six years, subject to earlier termination if the optionee ceases to be a director.  On January 2, 2003, Directors Girgenti, Korshak and Mundheim were granted options to purchase 7,614, 5,076 and 7,614 shares of common stock, respectively, in consideration of their committee service.  Such options have an exercise price of $3.50 per share. On January 2, 2004, Directors Girgenti, Korshak and Mundheim were granted options to purchase 1,224, 816 and 1,224 shares, respectively, in consideration of their committee service. Such options have an exercise price of $18.38 per share.

Jonathan Newcomb served on the Board from January 26, 2004 until October 11, 2004 pursuant to a Consulting Agreement between the Company and Leeds Equity Advisers, Inc., of which Mr. Newcomb was a principal.  Under this Consulting Agreement, which was executed in connection with the Company’s acquistion of Datamark, Leeds is entitled to receive $200,000 per year for a period of five years, plus expenses for Mr. Newcomb’s service on the Company’s Board. Suchpayments were in lieu of any director compensation to Mr. Newcomb, including but not limited to the Initial Director Option and options issued in connection with committee service. The Company paid Leeds $200,000 plus expenses of $6,145 in 2004 pursuant to the Consulting Agreement

On February 15, 2005 the Board of Directors approved the eCollege.com 2005 Outside Directors Compensation Plan (the “Directors Compensation Plan”), which provides for the payment, beginning in 2005, of a $15,000 annual cash retainer to each non-employee director for services performed as a member of the Board of Directors.  The Directors Compensation Plan also provides for the payment, beginning in 2005, of an annual cash retainer to each non-employee director for each committee of the Board of Directors on which he or she serves, as follows:

	Committee Member	Committee Chair
Audit Committee	$7,500	$15,000
Compensation Committee	$5,000	$10,000
Nominating Committee	$5,000	$7,500

Each non-employee director may elect to defer all or a portion of the annual cash retainers payable to him or her in a particular year and in such case the director will receive a grant of deferred stock units that are issued pursuant to the Stock Issuance Program established under the Incentive Plan.   The number of deferred stock units credited to a non-employee director’s stock account will equal the amount of compensation he or she has deferred divided by the fair market value of a share of Common Stock on the day the compensation would otherwise have been paid to the non-employee director.

In addition to the cash retainers, the Directors Compensation Plan provides that each individual who becomes a non-employee director on or after January 1, 2005 will receive a grant of 4,000 deferred stock units on the first business day coinciding with or immediately following the date his or her service on the Board of Directors commences.   The Company’s current non-employee directors will not receive such grants.  The Directors Compensation Plan also provides that on the first business day in January of each year, each non-employee director will receive a grant (an “Annual Grant”) of 2,000 deferred stock units. With respect to the Company’s current non-employee directors, Mr. Mundheim will begin to receive Annual Grants in 2006 and Messrs. Blumenstein and Girgenti and Ms. Korshak will begin to receive Annual Grants in 2007. Individuals who become outside directors after January 1, 2005 will receive Annual Grants beginning in the year after the year in which service as a member of the Board of Directors commenced.   Initial Grants vest in monthly increments over a three-year period, subject to acceleration upon a change in control of the Company, and Annual Grants vest immediately upon grant.

Employment Agreements

The Company has entered into employment agreements with the Named Executive Officers. On August 10, 2004, the Company entered into new agreements with Messrs. Thorne and Kelsall. Mr. Thorne’s agreement provides for an annual salary of $375,000 and bonus potential of 90% of base salary or $337,500. Mr. Kelsall’s agreement provides for an annual salary of $300,000 and bonus potential of 75% of base salary or $225,000. Each agreement also provides that the employee is entitled to receive long-term equity compensation. For 2004, the agreements state that each of Mr. Thorne and Mr. Kelsall will be entitled to receive a specified percentage of the equity pool established under a new long-term equity plan as approved by the Compensation Committee. The Compensation Committee subsequently approved a long-term stock incentive plan pursuant to which Mr. Thorne, Mr. Kelsall and the other Named Executive Officers received stock appreciation rights as described in footnote (4) to the Summary Compensation Table shown above. The agreements also provide that future long-term equity compensation will be determined by the Compensation Committee. In the event of termination by the Company without cause or by Mr. Thorne or Mr. Kelsall for good reason, Messrs. Thorne and Kelsall will receive severance payments equal to one year’s salary, plus pro rata target bonus through the date of termination (assuming satisfaction of pro-rated performance objectives), plus one year’s target bonus. In addition to severance, Messrs. Thorne and Kelsall will vest immediately in any equity incentives outstanding on the contract date that would otherwise vest within one year of the termination date.  In the event of a termination without cause or for good reason within two years following a change in control, Messrs. Thorne and Kelsall will receive the severance described above plus an additional year of salary. The agreements provide that upon a change in control, all equity incentives held by Messrs. Thorne and Kelsall (other than stock appreciation rights) will vest, and all restrictions on their stock will lapse.

Upon the closing of the Datamark acquisition, the Company entered into an employment agreement with Mr. Benjamin dated September 15, 2003.  On March 25, 2005, Mr. Benjamin resigned from the Company. Mr. Benjamin’s agreement provided for an annual salary of $225,000, a target bonus of 50% of base salary and additional potential up to 125% of 50% of base salary if targets are exceeded. During 2004 only, Mr. Benjamin was eligible for a “bridge bonus” of 50% of base salary if targets based on (i) 2004 financial results for the Enrollment Division and (ii) certain eCollege objectives set for the Enrollment Division were met; the bridge bonus could equal up to 125% of 50% of base salary if these targets were exceeded. In addition, Mr. Benjamin received 75,000 share rights. If Mr. Benjamin is terminated without cause or for good reason, he will receive severance equal to one year’s salary plus his pro rata annual bonus through the date of termination, and vesting of his share rights will accelerate.

On September 6, 2002, the Company entered into an employment agreement with Mr. Haimes. The agreement provides for an annual salary (currently $210,000) and bonus potential of 40% of base salary or $84,000. The agreement also provides that Mr. Haimes may receive equity compensation from time to time as determined by the Compensation Committee or the Chief Executive Officer. In the event of a termination without cause, Mr. Haimes will receive six months’ salary as severance.

On July 31, 2002, the Company entered into an employment agreement with Mr. Schnittman. The agreement provides for an annual salary (currently $200,000) and bonus potential of 60% of base salary or $120,000. The agreement also provides that Mr. Schnittman may receive equity compensation from time to time as determined by the Compensation Committee. In the event of a termination without cause, Mr. Schnittman will receive six months’ salary as severance.

Each of the contracts between the Company and its Named Executive Officers includes the following terms:

•                  Standard benefits including vacation days, participation in a flexible reimbursement plan and medical/dental insurance;

•                  Employment may be terminated by eCollege or employee at any time and for any reason;

•                  Non-competition and non-solicitation provisions ranging from six months to two years from the date of separation;

•                  Confidentiality provisions;

•                  Assignment of ideas and inventions; and

•                  Nondisparagement provisions.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information known to the Company with respect to the beneficial ownership of its common stock as of March 28, 2005 (unless otherwise stated in the footnotes) by (i) each stockholder that the Company knows is the beneficial owner of more than 5% of the common stock, (ii) each director, (iii) each of the Named Executive Officers and (iv) all executive officers and directors as a group. Unless otherwise indicated, each of the security holders has sole voting and investment power with respect to the shares beneficially owned, subject to community property laws, where applicable.  We received the information with respect to beneficial ownership from the respective stockholders and from reports filed with the SEC by certain stockholders.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Common Stock
Oakleigh Thorne	3,883,029	(1)	17.9%
Douglas H. Kelsall	375,206	(2)	1.7%
Arthur E. Banjamin	66,773	(3)
Robert S. Haimes	136,836	(4)	*
Matthew T. Schnittman	71,249	(5)	*
Blumenstein/Thorne Information Partners I, L.P.	2,622,975	(6)	12.1%
Jack W. Blumenstein	2,649,401	(7)	12.2%
Christopher E. Girgenti	31,764	(8)	*
Jeri L. Korshak	52,204	(9)	*
Robert H. Mundheim	80,588	(10)	*
Chilton Investment Company	2,407,220	(11)	11.1%
Gilder, Gagnon, Howe & Co.	1,435,981	(12)	6.6%
Federated Investors, Inc.	1,408,215	(13)	6.5%
Tiger Technology Management LLC	1,800,000	(14)	8.3%
Oakleigh B. Thorne	722,222	(15)	3.3%
All executive officers and directors as a group (13 persons)	4,831,099	(16)	21.5%

*              Less than one percent.

(1)                                  Includes options to purchase 7,778 shares of the Company’s common stock exercisable within 60 days of March 28, 2005; 2,011 shares of the Company’s common stock issuable pursuant to a share right award; and an option grant to Blumenstein/Thorne Information Partners I, L.P., to purchase up to 27,665 shares of the Company’s common stock at an exercise price of $3.875 per share. Also includes 2,595,310 shares beneficially owned by Blumenstein/Thorne Information Partners I, L.P., 75,955 shares owned by the Oakleigh Thorne Irrevocable GST Trust, 204,000 shares owned by the Oakleigh L. Thorne Trust U/A dated December 15, 1976, and 68,500 shares owned by the Oakleigh

Thorne GST Trust III. Mr. Thorne is a co-President of Blumenstein/Thorne Information Partners L.L.C, the general partner of Blumenstein/Thorne Information Partners I, L.P. Mr. Thorne disclaims beneficial ownership of such shares, except to the extent of his pecuniary interest, if any. The address for Mr. Thorne is One N. LaSalle St.,, Suite 1800, Chicago, IL 60602.

(2)                                  Includes options to purchase 284,443 shares of the Company’s common stock exercisable within 60 days of March 28, 2005 and 1,005 shares of the Company’s common stock issuable pursuant to a share rights award. Also includes 4,500 shares held by Mr. Kelsall’s spouse and 1,500 shares held by Mr. Kelsall’s children. The address for Mr. Kelsall is 4900 South Monaco Street, Denver, Colorado 80237.

(3)           Includes 7,076 shares owned by the Gail L. and Arthur E. Benjamin Foundation. Mr. Benjamin disclaims any beneficial ownership of such shares, except to the extent of this pecuniary interest, if any. The address for Mr. Benjamin is 2305 Presidents Drive, Salt lake City, Utah 84120.

(3)                                  Includes options to purchase 127,874 shares of the Company’s common stock exercisable within 60 days of March 28, 2005 and 290 shares of the Company’s common stock issuable pursuant to a share right award. The address for Mr. Haimes is 4900 South Monaco Street, Denver, Colorado 80237.

(4)                                  Includes options to purchase 64,166 shares of the Company’s common stock exercisable within 60 days of March 28, 2005 and 1,813 shares of the Company’s common stock issuable pursuant to a share right award. The address for Mr. Schnittman is 4900 South Monaco Street, Denver, Colorado 80237.

(5)                                  Includes a fully vested option to purchase up to 27,665 shares of the Company’s common stock at an exercise price of $3.875 per share. The address for Blumenstein/Thorne Information Partners I, L.P. is P.O. Box 871, Lake Forest, Illinois 60045.

(6)                                  Consists of options to purchase 22,926 shares of the Company’s common stock exercisable within 60 days of March 28, 2005 and a fully vested option granted to Blumenstein/Thorne Information Partners I, L.P. to purchase up to 27,665 shares of the Company’s common stock at an exercise price of $3.875 per share. Also consists of 2,595,310 shares beneficially owned by Blumenstein/Thorne Information Partners I, L.P. and 3,500 shares owned by the Jack Wray Blumenstein Contributory IRA. Mr. Blumenstein is a co-President of Blumenstein/Thorne Information Partners L.L.C., the general partner of Blumenstein/Thorne Information Partners I, L.P. Mr. Blumenstein disclaims beneficial ownership of such shares, except to the extent of his pecuniary interest, if any. The address for Mr. Blumenstein is P.O. Box 871, Lake Forest, Illinois 60045.

(7)                                  Consists of options to purchase 31,764 shares of the Company’s common stock exercisable within 60 days of March 28, 2005. The address for Mr. Girgenti is 1603 Orrington Avenue, Suite 1600, Evanston, Illinois 60201.

(8)                                  Includes options to purchase 51,204 shares of the Company’s common stock exercisable within 60 days of March 28, 2005. The address for Ms. Korshak is c/o eCollege, 4900 South Monaco Street, Denver, Colorado 80237.

(9)                                  Includes options to purchase 39,588 shares of the Company’s common stock exercisable within 60 days of March 28, 2005. The address for Mr. Mundheim is 599 Lexington Avenue, Room 1640, New York, New York 10022.

(10)                            The address for Chilton Investment Company, Inc. is 1266 East Main Street, 7th floor, Stamford, Connecticut 06902-3550.

(11)                            The address for Gilder, Gagnon, Howe & Company is 1775 Broadway, 26th floor, New York, New York 10019.

(12)                            The address for Federated Investors, Inc. is 1001 Liberty Avenue, Pittsburgh, Pennsylvania 15222-3779.

(13)                            The address for Tiger Technology Management LLC is 101 Park Avenue, 48th floor, New York, New York 10178-4700.

(14)                            Excludes shares beneficially owned by Blumenstein/Thorne Information Partners I, L.P. Mr. Oakleigh B. Thorne is the beneficiary of a trust that is a limited partner in Blumenstein/Thorne Information Partners I, L.P. Mr. Oakleigh B. Thorne is the father of Oakleigh Thorne, the Company’s Chief Executive Officer.

(15)                            Includes 720,157 shares issuable upon the exercise of options exercisable within 60 days of March 28, 2005 and 8,636 shares of the Company’s common stock issuable pursuant to share rights awards.

Equity Compensation Plans

The following table summarizes the status of the Company’s equity compensation plans as of December 31, 2004:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants, and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity Compensation Plans approved by security holders:	2,601,935		$4.46	410,255

Equity Compensation Plans not approved by security holders:	1,005,806	(1)	$3.86	—

Total	3,607,741			410,255

(1)  Includes:   (i) Options to purchase up to 1,000,000 shares of the Company’s common stock granted to Blumenstein/Thorne Information Partners I, L.P., an investment fund affiliated with Oakleigh Thorne.  Options for 200,000 of these shares have an exercise price of $3.875, the fair market value of the Company’s common stock on the date of grant; options for the remaining 800,000 shares have an exercise price of $3.875 based on the Company having met certain stock price performance criteria.  Options for 955,760 shares were exercised on February 1, 2005 and options for 16,575 shares were exercised on March 23, 2005; and

(ii) Options to purchase up to 5,806 shares of the Company’s common stock granted to Jeri L. Korshak, for services rendered as a director of the Company from January 1, 2000 through December 31, 2000.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In conjunction with the Datamark acquisition, we entered into a consulting agreement with Leeds Equity Advisors Inc., of which Jonathan Newcomb, a former director, was a principal. Under the terms of the consulting agreement, in 2004, we paid Leeds Equity Advisors, Inc. the sum of $200,000 plus expenses.   We have entered into indemnification agreements with our non-employee directors, Messrs. Blumenstein, Girgenti and Mundheim and Ms. Korshak.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the fees billed for the last two fiscal years for audit and other services provided to the Company by KPMG LLP (in thousands).

	2004	2003
Audit Fees	$530	$135
Audit-Related Fees	$—	$13
Tax Fees	$—	$30
All Other Fees	$—	$23
Total	$530	$201

Audit Fees.    This category includes the audit of the Company’s annual financial statements, review of financial statements included in the Company’s Form 10-Q Quarterly Reports, audit of controls over financial reporting and services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements, and the preparation of an annual “management letter” on internal control matters.

Audit Related-Fees.    This category consists of assurance and related services by the Company’s auditors that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include benefit plan audits, consultation on other accounting matters not reported in the “Audit Fees” category, due diligence pertaining to potential business combinations, and evaluating the effect of various accounting issues and changes in professional standards.

Tax Fees.    This category consists of professional services rendered by the Company’s auditors for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

All Other Fees.    This category consists of fees for translation services, subscriptions, net operating loss study, and other miscellaneous items.

Pre-Approval of Audit and Permitted Non-Audit Services.    The Audit Committee charter requires the Company to have the Audit Committee pre-approve all audit and permitted non-audit services from the independent accountants, provided, however, that neither the Committee nor the Company may engage the Company’s independent accountants for the following services:

•             bookkeeping or other services related to the accounting records or financial statements of the Company;

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

The Company’s management submits requests to the Audit Committee for pre-approval of any such allowable services by the Company’s independent accountants. The Committee may delegate to the Committee Chairperson the authority to preapprove, on behalf of the Committee, the provision of permitted non-audit services, up to $2,500 per engagement, from the independent accountants as are permitted under the applicable rules and regulations; provided, however, that a report of all non-audit services pre-approved pursuant to this paragraph shall be presented to the Committee at its next scheduled meeting. In 2004, all of the audit and permitted non-audit services rendered by the Company’s independent accountants were approved by the Audit Committee.

PART IV.

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1)	Financial Statements.
The consolidated financial statements are listed under Item 8 of this report.

	2)	Financial Statement Schedules.
None

	3)	Exhibits.

The Exhibits filed as part of this Annual Report on Form 10-K are listed on the Exhibit Index immediately preceding such Exhibits, which Exhibit Index is incorporated herein by reference.

(b)	Exhibits – see Item 15(a)(3) above. The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

eCollege.com

By:	/s/ OAKLEIGH THORNE
Name: Oakleigh Thorne
Title: Chief Executive Officer and Chairman
Date: March 30, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ OAKLEIGH THORNE
Name: Oakleigh Thorne
	Title:	Chief Executive Officer and Chairman
(principal exceutive officer)
Date: March 30, 2005

By:	/s/ REID SIMPSON
Name: Reid Simpson
	Title:	Chief Financial Officer
(principal financial officer)
Date: March 30, 2005

By:	/s/ DAVID REIS
David Reis
	Title:	Director of Corporate Accounting
(principal accounting officer)
Date: March 30, 2005

By:	/s/ JACK W. BLUMENSTEIN
Name: Jack W. Blumenstein
	Title:	Director
Date: March 30, 2005

By:	/s/ CHRISTOPHER E. GIRGENTI
Name: Christopher E. Girgenti
Title: Director
Date: March 30, 2005

By:	/s/ DOUGLAS H. KELSALL
Name: Douglas H. Kelsall
	Title:	Director
Date: March 30, 2005

By:	/s/ JERI L. KORSHAK
Name: Jeri L. Korshak
	Title:	Director
Date: March 30, 2005

By:	/s/ ROBERT H. MUNDHEIM
Name: Robert H. Mundheim
Title: Director
Date: March 30, 2005

EXHIBIT INDEX

Exhibit Number	Description
2.1(9)	Stock Purchase Agreement dated as of September 15, 2003, among Leeds Equity Partners III, I.P., Other Selling Parties Party Thereto, Datamark Inc. and the Registrant
3.1(1)	Second Amended and Restated Certificate of Incorporation.
3.2(1)	Amended and Restated Bylaws.
4.1(1)	Specimen Common Stock Certificate.
4.2(1)	Amended and Restated Registration Agreement made as of December 21, 1998 by and among the Registrant, each of the Series A Investors, each of the Series B Investors and each of the Series C Purchasers
4.3(2)	Registration Agreement between Company and Blumenstein/Thorne Information Partners I, L.P.
4.4(2)	Stock Option Agreement between Company and Blumenstein/Thorne Information Partners I, L.P.
4.5(8)	Form of Stock Purchase Agreement dated as of August 13, 2003, among eCollege.com and the purchasers identified on the Schedule of Purchasers on Schedule A thereto.
4.6(10)	Stock Purchase Agreement dated as of October 31, 2003, among the Company and the Investors listed on Schedule I attached thereto.
4.7(10)	Registration Rights Agreement dated as of October 31, 2003, among the Company and the stockholders listed on Exhibit A thereto.
4.8(10)	Registration Rights Agreement dated as of October 31, 2003, between the Company and Capital Resource Partners IV, L.P.
4.9(10)	Form of Promissory Note dated October 31, 2003 issued by the Company to the parties identified on Schedule A thereto in the aggregate principle amount of $7,000,000.
4.10(10)	Form of Promissory Note dated October 31, 2003 issued by the Company to the parties identified on Schedule A thereto in the aggregate principle amount of $5,000,000.
4.11(10)	Common Stock Purchase Warrant of the Company dated October 31, 2003 issued to Capital Resource Partners IV, L.P.
4.12(10)	Senior Subordinated Note dated October 31, 2003 issued by the Company to Capital Resource Partners IV, L.P.
4.13(11)	Waiver of Registration Rights under Registration Agreement between Company and Blumenstein/Thorne Information Partners I. L.P. dated August 15, 2003
4.14(11)	Waiver of Registration Rights under Amended and Restated Registration Agreement made as of

December 21, 1998 by and among the Registrant, each of the Series A Investors, each of the Series B Investors and each of the Series C Purchasers dated September 2, 2003.
4.15(11)	Waiver of Registration Rights under Registration Agreement between Company and Blumenstein/Thorne Information Partners I. L.P. dated October 28, 2003
4.16(11)

Waiver of Registration Rights under Amended and Restated Registration Agreement made as of December 21, 1998 by and among the Registrant, each of the A Investors, each of the Series B Investors and each of the Series C Purchasers dated October 28, 2003.

10.1(1)	Form of Indemnification Agreement by and between the Company and its outside directors.
10.2(1)	1999 Employee Stock Purchase Plan.
10.3(1)	1999 Stock Incentive Plan.
10.4(4)	Lease Agreement dated March 29, 2002 between Bedford Property Investors, Inc. and the Company.
10.5(4)	Employment Agreement dated as of March 1, 2002 between Mark Resmer and the Company.
10.6(5)	Employment Agreement dated as of September 5, 2002 between Robert S. Haimes and the Company.
10.7(5)	Employment Agreement dated as of July 31, 2002 between Matthew Schnittman and the Company.
10.8(5)	First Amendment to Lease Agreement dated September 30, 2002 between Bedford Property Investors, Inc. and the Company.
10.9(10)	Senior Subordinated Secured Note and Warrant Purchase Agreement dated as of October 31, 2003 among the Registrant, eCollege International, Inc. and Capital Resource Partners IV, L.P.
10.10(10)	Loan and Security Agreement dated as of October 30, 2003 among Silicon Valley Bank, the Company and Datamark Inc.
10.11(10)	Employment Agreement dated as of September 15, 2003 between Datamark Inc. and Arthur Benjamin.
10.12(10)	Employment Agreement dated as of September 15, 2003 between Datamark Inc. and Thomas Dearden.
10.13(11)	Lease Agreement dated April 9, 1998 between Boyd Enterprises Utah, LLC and Datamark Systems.
10.14(11)	First Amendment to Lease Agreement dated as of April 12, 2001 between Boyd Enterprises Utah, LLC and Datamark Systems, Inc.
10.15(11)	Second Amendment to Lease Agreement dated as of January 15, 2004 between Boyd Enterprises Utah, LLC and Datamark, Inc.
10.16(12)	Employment Agreement dated August 9, 2004 between Oakleigh Thorne and the Company.
10.17(12)	Employment Agreement dated August 9, 2004 between Douglas H. Kelsall and the Company.
10.18(12)	Employment Agreement dated August 9, 2004 between Reid E. Simpson and the Company.
10.19(12)	Employment Agreement dated August 9, 2004 between Marguerite M. Elias and the Company.
10.20	Lease Agreement dated December 14, 2004 between One North LaSalle Properties LLC and eCollege.com.
10.21	Amendment No. 1 to Senior Subordinated Secured Note and Warrant Purchase Agreement dated May 30, 2004 among the Registrant, eCollege International, Inc. and Capital Resource Partners IV, LP.
10.22	Amendment No. 2 to Senior Subordinated Secured Note and Warrant Purchase Agreement dated December 28, 2004 among the Registrant, eCollege International, Inc. and Capital Resource Partners IV, LP.
10.23	Loan Modification Agreement dated April 1, 2004 between Silicon Valley Bank, eCollege.com and Datamark, Inc.
10.24	Loan Modification Agreement dated December 28, 2004 between Silicon Valley Bank, eCollege.com and Datamark, Inc.
10.25	First Amendment to the Employee Stock Purchase Plan dated October 15, 2004.
14.1	Code of Ethics.
21.1	Subsidiaries of Registrant.

23.1	Consent of KPMG LLP.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

(1)                                  Incorporated by reference from the Company’s Registration Statement on Form S-1 (File No. 333-78365).

(2)                                  Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2000.

(3)                                  Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2001.

(4)                                  Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2002.

(5)                                  Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 13, 2002.

(6)                                  Filed as part of Current Report on 8-K filed with the Securities and Exchange Commission on July 1, 2002.

(7)                                  Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 12, 2003.

(8)                                  Incorporated by reference from the Company’s 8-K filed with the Securities and Exchange Commission on August 21, 2003.

(9)                                  Incorporated by reference from the Company’s 8-K filed with the Securities and Exchange Commission on November 3, 2003.

(10)                            Incorporated by reference from the Company’s 8-K/A filed with the Securities and Exchange Commission on December 2, 2003.

(11)                            Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2004.

(12)                            Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 16, 2004.