Form 10-K/A
period 2004-12-31
ECOLLEGE COM
filed 2005-05-02
CIK 1085653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For fiscal year ended December 31, 2004
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 000-28393

eCollege.com

(Exact name of registrant as specified in its charter)

Delaware State or other jurisdiction of incorporation or organization	84-1351729 (I.R.S. Employer Identification No.)
One N. LaSalle Street, Suite 1800, Chicago, Illinois (Address of principal executive offices)	60602 (Zip Code)

Registrant's telephone number, including area code (312) 706-1710

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act:

Common Stock

(Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

Indicated by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). ☒ Yes    ☐ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2004 was approximately $270,873,536.

As of April 27, 2005, 21,715,763 shares of our common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

[None]

EXPLANATORY NOTE

This Amendment No. 1 to the Form 10-K of eCollege.com (“eCollege,” the “Company,” “we,” “our” or “us”) for the year ended December 31, 2004 (the “Form 10-K”), which was originally filed on March 31, 2005, is being filed to include management’s report on the effectiveness of internal control over financial reporting as of December 31, 2004 and the related attestation report of KPMG LLP, an independent registered public accounting firm. Item 9A. Controls and Procedures has been amended and restated to include these reports and Item 15 has been amended to reflect the filing of the relevant exhibits with this Amendment No. 1. This Amendment No. 1 is filed pursuant to Securities and Exchange Commission Release No. 34-50754, which provides for a 45-day extension for the filing of these items.

This Amendment No. 1 does not affect the original financial statements or footnotes as originally filed. This Amendment No. 1 does not reflect events occurring after the original filing of the Form 10-K, and does not modify or update the disclosures therein in any way other than as required to reflect the amendments described above and set forth below. Accordingly, this Amendment No. 1 should be read in conjunction with our filings made with the Securities and Exchange Commission (the “SEC”) subsequent to the filing of the original Form 10-K, including any amendments to those filings.

PART II

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Company maintains a Disclosure Committee, comprised of the Chief Executive Officer, President and Chief Operating Officer, Chief Financial Officer, General Counsel, Chief Executive Officer of Datamark, Chief Operating Officer of Datamark, President of the eLearning division, Chief Technology Officer and Director of Corporate Accounting. The Company is required to maintain disclosure controls and procedures (as such is defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial

Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, and because of the material weaknesses discussed below, the Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2004, the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

(b) Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board’s (PCAOB) Auditing Standard No. 2), or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, using the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management’s assessment identified the following material weaknesses as of December 31, 2004:

•

The Company’s policies and procedures do not provide for effective analysis of and implementation of new accounting pronouncements. Prior to the issuance of the Company’s June 30, 2004 interim financial statements, a material error was identified in the accounting for the Company’s Employee Stock Purchase Plan under SFAS No. 123, Accounting for Stock-Based Compensation, which the Company voluntarily adopted in 2003. In August 2004 the Company restated its financial statements as of and for the year ended December 31, 2003 and as of and for the interim period ended March 31, 2004.

•

The Company does not have sufficient policies and procedures related to the preparation of accounting records and the financial close, consolidation and financial reporting processes. Specifically, deficiencies were noted in the following areas: (a) inadequate staffing of the eLearning division accounting function, exacerbated by high staff turnover during the second half of 2004; (b) inadequate training, especially in technical accounting areas; (c) inadequate documentation of accounting policies and procedures; (d) inadequate documentation of accounting entries and related reports; (e) inadequate documentation and support for the financial close process; and (f) inadequate policies and procedures to require review and approval of accounting entries, account reconciliations and consolidation calculations. These deficiencies resulted in errors in the financial statements, which were identified and corrected prior to the issuance of the 2004 consolidated financial statements. These deficiencies result in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements would not be prevented or detected on a timely basis by employees in the normal course of performing their assigned functions.

•

The Company has deficiencies in certain controls related to fraud prevention: (a) inadequate segregation of duties in the eLearning division and corporate accounting groups; and (b) lack of monitoring of the whistleblower hotline. As a result, there is more than a remote likelihood that misappropriation of assets could occur or adjustments could be made to the annual or interim consolidated financial statements and not be prevented or detected on a timely basis by employees in the normal course of performing their assigned functions.

•

The Company does not have adequate procedures related to properly determining sales and use tax liabilities in certain taxing jurisdictions. This deficiency resulted in an understatement of sales and use tax liabilities in the Company’s financial statements. The related errors were identified and corrected prior to the issuance of the 2004 consolidated financial statements. This deficiency results in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements would not be prevented or detected on a timely basis by employees in the normal course of performing their assigned functions.

•

The Company lacks sufficient personnel resources with adequate expertise to provide for: (a) the timely preparation of comprehensive documentation supporting management’s analysis of the appropriate accounting treatment for non-routine and complex transactions; and (b) the review of such documentation by internal staff or outside advisors to determine its completeness and the propriety of the conclusions. This deficiency resulted in material errors in the accounting for income taxes and other errors in the financial statements, which were identified and corrected prior to the issuance of the 2004 consolidated financial statements.

Because of the aforementioned material weaknesses, management has concluded that, as of December 31, 2004, the Company’s internal control over financial reporting was not effective based on the COSO criteria.

KPMG LLP, the independent registered public accounting firm that also audited the Company’s consolidated financial statements, has issued an audit report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, which is filed herewith.

(c) Remediation Efforts

As disclosed in previous public filings, the Company has taken a number of actions intended to remediate the material weaknesses identified above. These actions include:

•	Evaluating the structure and staffing of accounting operations throughout the Company. This process began during the second quarter of 2004 and continues as of the date of this filing.

•

Creating a separate corporate accounting function at the corporate headquarters in Chicago, Illinois. This function includes a new position, Director of Corporate Accounting, which was filled in August 2004, as well as the position of Manager of Corporate Accounting, for which an offer of employment has been made and accepted and which will be filled in the second quarter of 2005.

•

Hiring key accounting positions at the eLearning division accounting operations in Denver, Colorado. This process began during the fourth quarter of 2004 and was completed during the first quarter of 2005.

•

Adding accounting staff at the Enrollment division accounting operations in Salt Lake City, Utah. This process began during the second quarter of 2004 and was completed during the first quarter of 2005.

•	Upgrading certain accounting positions in the eLearning accounting operations. This process began during the fourth quarter of 2004 and was completed in the first quarter of 2005.

•

Implementing new accounting procedures for the review of accounting pronouncements that impact the Company’s financial statements, including the creation of “white papers” documenting the analysis of the impact of such pronouncements on the Company’s financial statements, as well as checklists to ensure that accounting staff are familiar with the accounting requirements for their areas of responsibility. This process began during the third quarter of 2004 and continues as of the date of this filing.

•

Increasing the number and scope of meetings between the Company’s accounting staff and its external auditors. This process began during the third quarter of 2004 and continues as of the date of this filing.

•	Broadening relationships with other outside advisors, such as tax consultants. This process began during the third quarter of 2004 and continues as of the date of this filing.

•

Evaluating the adequacy of training received by accounting personnel as it relates to the adoption and implementation of new accounting pronouncements. This process began during the fourth quarter of 2004 and continues as of the date of this filing.

•

Implementing detailed financial close procedures and related checklists, including the review and approval of accounting entries, account reconciliations and consolidation entries. This process began during the fourth quarter of 2004 and continues as of the date of this filing.

•	Realigning functional responsibilities to address segregation of duties control issues. This process began during the fourth quarter of 2004 and continues as of the date of this filing.

•

Recruiting for an internal audit position to assist the Company in its ongoing evaluation and monitoring of entity level controls. This process began during the fourth quarter of 2004 and continues as of the date of this filing.

•	Moving the Enrollment division accounting to the Company’s common accounting platform. This process began during the third quarter of 2004 and was completed during the first quarter of 2005.

•	Revising operational processes associated with the whistleblower hotline. This process began and was completed during the second quarter of 2005.

While remediation efforts are underway, the aforementioned material weaknesses will not be considered remediated until new staffing arrangements and related processes are fully implemented, operate for a period of time and are tested and the Company concludes that they are operating effectively. We anticipate that we will report in our Quarterly Report on Form 10-Q for the first quarter of 2005 that material weaknesses in our internal controls continue to exist.

(d) Changes in Internal Control over Financial Reporting

As detailed above under the caption “Remediation Efforts,” the Company was engaged in certain remediation efforts during the fourth quarter of 2004. Except for such remediation efforts, there were no other changes in the Company’s internal control over financial reporting during the fourth quarter of 2004 which have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

(e) Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

eCollege.com:

We have audited management's assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that eCollege.com (the Company) did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of the material weaknesses identified in management's assessment, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management's assessment:

•

The Company’s policies and procedures do not provide for effective analysis of and implementation of new accounting pronouncements. Prior to the issuance of the Company’s June 30, 2004 interim financial statements, a material error was identified in the accounting for the Company’s Employee Stock Purchase Plan under SFAS No. 123, Accounting for Stock-Based Compensation, which the Company voluntarily adopted in 2003. In August 2004, the Company restated its financial statements as of and for the year ended December 31, 2003 and as of and for the interim period ended March 31, 2004.

•

The Company does not have sufficient policies and procedures related to the preparation of accounting records and the financial close, consolidation and financial reporting processes. Specifically, deficiencies were noted in the following areas: (a) inadequate staffing of the eLearning division accounting function, exacerbated by high staff turnover during the second half of 2004; (b) inadequate training, especially in technical accounting areas; (c) inadequate documentation of accounting policies and procedures; (d) inadequate documentation of accounting entries and related reports, (e) inadequate documentation and support for the financial close process; and (f) inadequate policies and procedures to require review and approval of accounting entries, account reconciliations and consolidation calculations. These deficiencies resulted in errors in the financial statements. These deficiencies result in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements would not be prevented or detected on a timely basis by employees in the normal course of performing their assigned functions.

•

The Company has deficiencies in certain controls related to fraud prevention: (a) inadequate segregation of duties in the eLearning division and corporate accounting groups; and (b) lack of monitoring of the whistleblower hotline. As a result, there is more than a remote likelihood that misappropriation of assets could occur or adjustments could be made to the annual or interim consolidated financial statements and not be prevented or detected on a timely basis by employees in the normal course of performing their assigned functions.

•

The Company does not have adequate procedures related to properly determining sales and use tax liabilities in certain taxing jurisdictions. This deficiency resulted in an understatement of sales and use tax liabilities in the Company’s financial statements. This deficiency results in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements would not be prevented or detected on a timely basis by employees in the normal course of performing their assigned functions.

•

The Company lacks sufficient personnel resources with adequate expertise to provide for: (a) the timely preparation of comprehensive documentation supporting management’s analysis of the appropriate accounting treatment for non-routine and complex transactions; and (b) the review of such documentation by internal staff or outside advisors to determine its completeness and the propriety of the conclusions. This deficiency resulted in material errors in the accounting for income taxes and other errors in the financial statements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2004 and 2003, and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2004. The material weaknesses described above were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and this report does not affect our report dated March 31, 2005, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, management's assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ KPMG LLP

Denver, Colorado

May 2, 2005

PART IV.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(b)	The exhibits listed below in the Index to Exhibits are filed as part of this Form 10-K/A.

INDEX TO EXHIBITS

Exhibit Number	Description
23.2	Consent of KPMG LLP.
31.3	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31.4	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 2nd day of May, 2005.

                                                                                                                eCollege.com

/s/ Oakleigh Thorne_______________
Name: Oakleigh Thorne

Title:  Chief Executive Officer and Chairman

Exhibit 23.2

Consent of Independent Registered Public Accounting Firm

The Board of Directors

eCollege.com:

We consent to the incorporation by reference in the registration statements (No. 333-108501) on Form S-3 and (No. 333-34326) on Form S-8 of eCollege.com of our report dated May 2, 2005, with respect to management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2004 and the effectiveness of internal control over financial reporting as of December 31, 2004, which report appears in the December 31, 2004 annual report on Form 10-K/A of eCollege.com.

Our report dated May 2, 2005, on management’s assessment of the effectiveness of internal control over financial reporting and the effectiveness of internal control over financial reporting as of December 31, 2004, expresses our opinion that eCollege.com did not maintain effective internal control over financial reporting as of December 31, 2004 because of the effects of material weaknesses on the achievement of the objectives of the control criteria and contains an explanatory paragraph that states the following material weaknesses have been identified and included in management’s assessment:

•

The Company’s policies and procedures do not provide for effective analysis of and implementation of new accounting pronouncements. Prior to the issuance of the Company’s June 30, 2004 interim financial statements, a material error was identified in the accounting for the Company’s Employee Stock Purchase Plan under SFAS No. 123, Accounting for Stock-Based Compensation, which the Company voluntarily adopted in 2003. In August 2004, the Company restated its financial statements as of and for the year ended December 31, 2003 and as of and for the interim period ended March 31, 2004.

•

The Company does not have sufficient policies and procedures related to the preparation of accounting records and the financial close, consolidation and financial reporting processes. Specifically, deficiencies were noted in the following areas: (a) inadequate staffing of the eLearning division accounting function, exacerbated by high staff turnover during the second half of 2004; (b) inadequate training, especially in technical accounting areas; (c) inadequate documentation of accounting policies and procedures; (d) inadequate documentation of accounting entries and related reports, (e) inadequate documentation and support for the financial close process; and (f) inadequate policies and procedures to require review and approval of accounting entries, account reconciliations and consolidation calculations. These deficiencies resulted in errors in the financial statements. These deficiencies result in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements would not be prevented or detected on a timely basis by employees in the normal course of performing their assigned functions.

•

The Company has deficiencies in certain controls related to fraud prevention: (a) inadequate segregation of duties in the eLearning division and corporate accounting groups; and (b) lack of monitoring of the whistleblower hotline. As a result, there is more than a remote likelihood that misappropriation of assets could occur or adjustments could be made to the annual or interim consolidated financial statements and not be prevented or detected on a timely basis by employees in the normal course of performing their assigned functions.

•

The Company does not have adequate procedures related to properly determining sales and use tax liabilities in certain taxing jurisdictions. This deficiency resulted in an understatement of sales and use tax liabilities in the Company’s financial statements. This deficiency results in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements would not be prevented or detected on a timely basis by employees in the normal course of performing their assigned functions.

•

The Company lacks sufficient personnel resources with adequate expertise to provide for: (a) the timely preparation of comprehensive documentation supporting management’s analysis of the appropriate accounting treatment for non-routine and complex transactions; and (b) the review of such documentation by internal staff or outside advisors to determine its completeness and the propriety of the conclusions. This deficiency resulted in material errors in the accounting for income taxes and other errors in the financial statements.

/s/ KPMG LLP

Denver, Colorado

May 2, 2005

Exhibit 31.3

Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the

Securities Exchange Act of 1934, as amended

I, Oakleigh Thorne, certify that:

1.	I have reviewed this Amendment No. 1 to the annual report on Form 10-K of eCollege.com;

2.          Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.          Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.          The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)   Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)   Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)   Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)   Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.          The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)   All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)   Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: May 2, 2005

/s/ Oakleigh Thorne_______________
Oakleigh Thorne

Chief Executive Officer and Chairman                                                                                                                                                           (principal executive officer)

Exhibit 31.4

Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the

Securities Exchange Act of 1934, as amended

I, Reid Simpson, certify that:

1.	I have reviewed this Amendment No. 1 to the annual report on Form 10-K of eCollege.com;

2.          Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.          Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.          The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)   Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)   Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)   Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)   Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.          The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)   All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)   Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: May 2, 2005

/s/ Reid Simpson__________________
Reid Simpson

Chief Financial Officer                                                                                                                                                                                                       (principal financial officer)