Form 10-Q
period 2005-03-31
ECOLLEGE COM
filed 2005-05-10
CIK 1085653

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

Commission file number 000-28393

eCollege.com

(Exact name of registrant as specified in its charter)

Delaware	84-1351729
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

One N. LaSalle Street, Chicago, Illinois	60602
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (312) 706-1710

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).☒ Yes ☐ No

As of May 9, 2005, 21,798,851 shares of our common stock were outstanding.

FORM 10-Q

For the Three Months Ended March 31, 2005

PART I

FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

eCollege.com and subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except per share data)

(Unaudited)

	March 31, 2005	December 31, 2004

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$13,940	$8,223
Accounts receivable, net of allowances of $190 and $155, respectively	12,889	12,166
Accrued revenue receivable	424	250
Other current assets	1,963	1,195
Deferred income taxes	2,234	1,927
Total current assets	31,450	23,761

Property and equipment, net	5,666	5,265
Software development costs, net	2,410	2,103
Deferred income taxes	21,832	19,846
Intangible assets, net	9,986	10,359
Goodwill	55,097	55,097
Other assets	1,314	1,384
TOTAL ASSETS	$127,755	$117,815
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$8,679	$8,215
Other accrued liabilities	7,233	5,820
Customer advances	1,585	1,493
Deferred revenue, current portion	4,022	2,297
Current portion of capital lease obligations	139	136
Current income taxes	305	305
Current portion of long-term debt	—	1,000
Total current liabilities	21,963	19,266

LONG-TERM LIABILITIES:
Deferred revenue, net of current portion	67	67
Other liabilities	372	395
Capital lease obligations, net of current portion	112	148
Long-term debt, net of current portion	19,326	20,023
Total long-term liabilities	19,877	20,633
Total liabilities	41,840	39,899

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, no par value; 5,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value, 50,000 shares authorized, 21,727 and 20,719 shares issued, respectively, and 21,712 and 20,704 shares outstanding, respectively	217	207
Additional paid-in capital	136,995	127,739
Treasury stock at cost, 15 and 15 shares, respectively	(148)	(148)
Warrants, restricted stock rights, and options for common stock	6,733	8,601
Deferred compensation	(3)	(4)
Accumulated deficit	(57,879)	(58,479)
Total stockholders’ equity	85,915	77,916
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$127,755	$117,815

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these consolidated balance sheets.

eCollege.com and subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	For the Three Months Ended
	March 31, 2005	March 31, 2004

REVENUE:
Student fees	$8,811	$7,374
Campus and course fees	287	463
Other eLearning	907	370
Direct mail	8,532	9,204
Interactive marketing	3,131	1,063
Media placement services	858	762
Other enrollment marketing	1,273	370
Total revenue	23,799	19,606

COST OF REVENUE:
eLearning cost of revenue	2,757	2,950
Enrollment marketing cost of revenue	9,099	7,069
Total cost of revenue	11,856	10,019
Gross profit	11,943	9,587

OPERATING EXPENSES:
Product development	1,766	1,760
Selling and marketing	2,499	2,704
General and administrative	5,308	3,368
Amortization of intangible assets	373	373
Total operating expenses	9,946	8,205
INCOME FROM OPERATIONS	1,997	1,382

OTHER INCOME (EXPENSE):
Interest income and other income (expense)	9	(34)
Interest expense	(981)	(1,244)
INCOME BEFORE INCOME TAXES	1,025	104

INCOME TAXES:
Income taxes	425	40
NET INCOME	$600	$64

BASIC EARNINGS PER SHARE	$0.03	$0.00
DILUTED EARNINGS PER SHARE	$0.03	$0.00

WEIGHTED AVERAGE SHARES OUTSTANDING BASIC	21,344	20,116
DILUTED	22,214	22,571

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

eCollege.com and subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Three Months Ended
	March 31, 2005	March 31, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$600	$64
Adjustments to reconcile net income to net cash provided by operating activities—
Provision for doubtful accounts	118	40
Depreciation	672	567
Amortization of capitalized internal-use software development costs	142	314
Amortization of intangible assets	373	373
Amortization of debt issuance costs and discounts on debt	238	197

Stock-based compensation	864	1,050
Deferred income taxes	423	—
Losses on disposition of equipment, net	—	8
Changes in-
Accounts receivable	(1,016)	(414)
Other current assets	(768)	(477)
Other assets	—	28
Accounts payable and accrued liabilities	1,877	149
Deferred revenue and customer advances	1,817	3,018
Other liabilities	(10)	(18)
Net cash provided by operating activities	5,330	4,899
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(982)	(550)
Proceeds from disposition of property and equipment	—	6
Capitalized software costs	(541)	—
Reclassification of restricted cash to long-term investments	—	(511)
Net cash paid for business acquisition costs	—	(91)
Net cash used in investing activities	(1,523)	(1,146)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	3,860	115
Payment of stock issuance costs	—	(10)
Payments on leasing arrangements	(33)	(30)
Proceeds from and payments on line of credit, net	—	323
Payments on term loan	(1,917)	(250)
Net cash provided by financing activities	1,910	148
NET INCREASE IN CASH AND CASH EQUIVALENTS	5,717	3,901
CASH AND CASH EQUIVALENTS, beginning of period	8,223	15,974
CASH AND CASH EQUIVALENTS, end of period	$13,940	$19,875
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$812	$702
SCHEDULE OF NON-CASH ACTIVITIES:
Financed hardware purchases	$—	$443
Acquisition of treasury stock included in accrued liabilities	$—	$29

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

Business Activity

eCollege is an outsource provider of value-added information services to the post-secondary education industry. eCollege’s eLearning division provides outsourced technology, products and services that enable colleges, universities and high schools (“K-12 schools”) to offer online, distance and hybrid educational programs as well as on-campus courses. As an application service provider (“ASP”), the Company provides its customers access to its software products, including design, development and management of online campuses and courses, as well as ongoing administration, faculty and student support. eCollege’s suite of products and services provides customers with the flexibility to either outsource the development of their online campus and courses or to select individual products and services to meet their unique needs.

Datamark, the Company’s Enrollment division, is an outsource provider of integrated enrollment marketing services to the proprietary post-secondary school industry. Datamark’s products and services focus on recruiting (lead generation), enrollment (lead conversion) and student retention. Lead generation products consist primarily of direct mail, media placement and interactive marketing solutions. With respect to enrollment products and services, Datamark offers lead conversion systems and training to enhance the performance of a school’s admissions staff, as well as post-lead communication campaigns to increase the number of leads that actually convert into enrollments. Datamark’s retention marketing products and services include a suite of tools for identifying “at risk” students, communication plans to help those students stay in school and monitoring and response plans to keep track of students as they progress through the program.

(2) Summary of Significant Accounting Policies

Consolidation and Operating Segments

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such regulations. The unaudited condensed consolidated financial statements reflect all adjustments and disclosures that are, in the opinion of management, necessary for a fair presentation. All such adjustments are of a normal recurring nature. The results of operations for the interim period ended March 31, 2005 are not necessarily indicative of the results for the full fiscal year.

The Company has determined that it has two reportable operating segments: its eLearning and Enrollment divisons. Substantially all of the Company’s operating results and identifiable assets are in the United States. The Company has eliminated intercompany transactions and balances in consolidation.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions. These estimates and assumptions may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Some of the most significant areas for which management uses significant estimates and assumptions are in the valuation of goodwill and identified intangible assets, establishing reserves for uncollectible accounts receivable, establishing estimated useful lives for long-lived assets, revenue recognition, accounting for the issuance of debt obligations, evaluating the valuation reserve for deferred tax assets related to net operating loss carry-forwards, and estimating the fair value of stock options, stock appreciation rights and warrants.

Revenue Recognition

The majority of the Company’s revenue for the three months ended March 31, 2005 was generated from direct mail advertising campaigns and enrollment fees for students enrolled in online courses. The Company also generated revenue from interactive marketing, media placement services and enrollment fees for students enrolled in online supplements for on-campus or hybrid courses. Other eLearning revenue includes service fees for the design, development, licensing and hosting of online digital campuses; the design and development of online courses; and other professional consulting services. Other enrollment marketing revenue consists of fees from training, retention, admissions shopper and research services.

The Company recognizes revenue in accordance with SAB 101, “Revenue Recognition in Financial Statements,” as modified by SAB 104, which provides guidance on revenue recognition for public companies. Revenue is recognized when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller’s price to the buyer is fixed or determinable; and, (4) collectibility is reasonably assured. We follow EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” to identify units of accounting in revenue arrangements with multiple deliverables. We follow EITF 99-19 “Reporting Revenue Gross as a Principal vs. Net as an Agent,” for media services where the Company is not at risk with vendors for services and the Company receives a commission for such services.

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

The majority of eLearning division revenue is earned by charging a per-enrollment student technology service fee to customers for access to their online courses and our help desk. We also offer a pricing model for our online supplements under which an annual license fee is charged for up to a predetermined number of users. For Program Administration Solutions, which include our online portal products as well as program management, reporting and evaluation services, the Company generally charges: 1) a one time set-up and design fee to implement an online campus, and 2) an annual license, hosting, and maintenance fee for access to software. We sell our course development services on a per-course basis while other professional consulting services are based on standard hourly rates. The Company also offers customers the option to purchase blocks of course development service hours, based on our standard hourly rates.

Student fees are recognized on a per enrollment basis over each course's specific academic term or over the length of the student fee license purchased by the customer, depending upon contract terms. No billing occurs, and no revenue is recognized, for cancelled classes and student withdrawals or drops that occur before the agreed-upon enrollment census date that is the basis for amounts billed. Campus license, hosting, and maintenance fees, including the design and development of a customer's campus, are recognized on a straight-line basis from the campus launch date through the end of the relevant contract period or the expected life of the customer relationship, whichever is greater. The average recognition period for these campus fees is approximately three years.

Course development fees are recognized on a straight-line basis over the approximate period over which services are provided and the obligation to the customer is fulfilled. If a customer has purchased a block of course design and development consulting hours, the Company recognizes such hourly fees as the work is performed. If a customer has contracted to build a unique online course, in general, such fees are recognized over a period of nine months, which approximates the length of time over which work is completed and obligations are fulfilled to the customer. The period over which the services are performed and revenue recognized as completed may change in the future as actual experience in completing development obligations continues to evolve. Changes in contract terms and expected customer life may also affect the period over which campus and course development fees are recognized in the future.

Enrollment Division

Enrollment division revenues are primarily generated from the sale of direct mail, interactive marketing, and media placement services. The Company derives other revenue from research services, admissions training, admissions shopper and retention services.

It is the Company’s practice to execute contracts or work orders of various lengths, typically up to three months for one project, for direct mail advertising campaigns.  In most cases individual direct mail projects typically take ten to eighteen business days to complete with payments due two days before marketing materials are mailed. Fees are determined based on number of pieces mailed and the associated revenue is recognized when the marketing materials are mailed. The pricing includes all applicable postage costs.

Interactive media arrangements are usually from three months to one year in length. Pricing is based on a fee-per-lead-generated model, with an initial up front payment or deposit due at the time the customer’s agreement is signed. The customer is invoiced monthly thereafter based on the number of leads generated. Payments received are recorded as customer advances (liability) until the leads are generated, at which point the revenue is recognized.

It is generally the Company’s practice to execute written master services agreements, signed by both the customer and Datamark, for customers buying media placement services. The Company also executes an agency of record letter, which identifies Datamark as the agent authorized to make media placements on behalf of the customer. Smaller customers are not required to execute master services agreements but are required to sign the agency of record letter. Datamark charges customers for the cost of the advertisement placed with a third-party media supplier (i.e. newspaper, television, radio station, etc.), in addition to a commission for work performed. Revenue is recognized when the media advertisements are run by the third-party media supplier. Revenue is recorded on a net basis, meaning that the Company includes in consolidated revenue only commissions charged, not the gross amount of fees invoiced to, and collected from, customers. Accordingly, the Company excludes the direct cost of the advertisement charged by the media supplier from cost of revenue in the consolidated statements of operations. Management determined that revenue should be recorded on a net basis in accordance with EITF 99-19 “Reporting Revenue Gross as a Principal versus Net as an Agent” based on the fact that the third-party media supplier (and not Datamark) is responsible for ultimate fulfillment, including the acceptability of the products or service purchased by a customer, and therefore Datamark does not have risks and rewards as principal in the media placement transactions. The fact that the Company earns a stated percentage of the amount billed to the customer is a further indication that Datamark is acting as an agent.

Other enrollment marketing revenue sources include retention services, admissions training, admissions shopper and research services. Student retention services agreements have terms of not less than six months and are typically one year in length. Datamark charges a fee based on the number of students actively enrolled in a particular month, as well as a one-time product implementation fee that is recognized as revenue over the contract period. Contracts for admissions training, admissions shopper and research services are negotiated based on scope of work. These services are provided on an hourly or project rate and are recognized at the time of performance of the service or over the length of the service period.

For both divisions, the Company enters into agreements that may contain multiple elements. For multiple-element arrangements, the Company recognizes revenue for delivered elements when the delivered item has stand-alone value to the customer, fair values of undelivered elements are known, customer acceptance has occurred, and there are only customary refund or return rights related to the delivered elements.

Revenue that is recognized is reflected as accrued revenue receivable on the consolidated balance sheets to the extent that the customer has not yet been billed for such services. The Company records deferred revenue for amounts received from or billed to customers in excess of revenue that has been earned. The Company also records a liability for customer advances (deposits) that it requires customers to pay in advance for Datamark services.

Stock-Based Compensation

Effective January 1, 2003, the Company adopted a fair value-based method for accounting for employee stock-based compensation arrangements as prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” and related interpretations. Prior to January 1, 2003, the Company accounted for stock-based compensation to employees and directors using the intrinsic value-based method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and related interpretations. The Company adopted SFAS No. 123 using the prospective method under SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of SFAS No. 123.” This method applies the provisions of SFAS No. 123 to all employee stock awards granted, modified, or settled on or after January 1, 2003 and accordingly, eCollege recognized compensation expense for such awards made under the Company’s stock-based employee compensation plans.

The table below summarizes the awards granted and the respective fair values (in thousands) of those awards for the three month periods ended March 31, 2005 and 2004.

	For the Three Months Ended March 31,
	2005	2004
Stock options granted to employees and non-employee board members:
Shares underlying awards	—	3,264
Aggregate fair value of awards	$—	$41

Restricted stock awards granted to employees:
Shares underlying awards	9	48,125
Aggregate fair value of awards	$114	$897

Employee stock purchase plan:
Shares underlying awards	—	—
Aggregate fair value of awards	$—	$—

Stock appreciation rights granted to employees:
Shares underlying awards	1,140	—
Aggregate fair value of awards	$5,953	$—

On March 23, 2005, the Company granted stock appreciation rights to executives and selected other key employees. The rights were granted under the terms and conditions of the Company’s 1999 Stock Incentive Plan, as amended and approved by stockholders. The rights will be settled in stock. Each grant is separated into five different levels of base prices. The base price for the first level is 10% higher than the grant date stock price, and the base price for each successive level is 10% higher than the previous level. Except in the case of a change in control of the Company, as described below, a participant will receive a distribution with respect to the shares of common stock in each grant level only if the average closing price of our common stock for the last quarter in the five-year term beginning on the grant date exceeds the base price for such shares. Each participant may elect to receive a distribution with respect to 10% of the rights he or she was granted after the third anniversary of the grant and with respect to an additional 10% after the fourth anniversary. In the event of a change in control, participants will be entitled to receive a distribution with respect to a specified percentage of the shares granted (50% if the change in control occurs on September 13, 2004, increasing by 1/36 each month to 100% on September 13, 2007), and will forfeit the right to receive a distribution with respect to the unvested portion of the shares. The number of shares of common stock issued following a change in control will be based on the difference between the base prices and the share price as of the date the change in control occurs.

The Company estimated the fair value of option awards using the Black-Scholes option pricing model, and estimated the fair value of stock appreciation rights using a Monte Carlo simulation for an Asian type award. The following assumptions were used:

	For the Three Months Ended March 31,
	2005	2004

Stock options granted to employees and non-employee board members:
Expected lives outstanding	—	5 years
Expected volatility	—	85%
Risk-free interest rates	—	3.4%
Expected dividend yield	—	0%

Stock Appreciation Rights granted to employees:
Expected lives outstanding	4.7 years	—
Expected volatility	77%	—
Risk-free interest rates	4.3%	—
Expected dividend yield	0%	—

The estimated fair values of these awards are being amortized over the applicable vesting period.

Total stock-based compensation expense recorded in the financial statements was approximately $864,000 and $1.1 million for the three months ended March 31, 2005 and March 31, 2004, respectively, which included $5,000 and $21,000 for stock options, $162,000 and $635,000 for the Employee Stock Purchase Plan, $457,000 and $382,000 for restricted share rights awarded, $0 and $12,000 of deferred compensation from restricted stock awards granted prior to 2003, and $240,000 and $0 for stock appreciation rights, respectively.

On March 25, 2005, the Company announced that Arthur Benjamin, the Chief Executive Officer of the Enrollment Division, had resigned from the Company, as well as from Datamark’s Board of Directors. Mr. Benjamin’s last day with the Company was April 15, 2005. Previously recognized stock-based compensation expense of $575,000 for restricted share rights and $34,000 for stock appreciation rights will be reversed during the second quarter of 2005.

As required by SFAS No. 123, the Company presents pro forma disclosures of its net income using the fair value-based accounting model for awards granted prior to January 1, 2003, as shown below (in thousands, except per share data):

	For the Three Months Ended March 31,
	2005	2004

Net income as reported	$600	$64
Add back: Stock-based compensation expense, as reported, net of tax	531	1,050
Subtract: Stock-based compensation expense, pro forma, net of tax	(548)	(1,123)
Pro forma income (loss)	$583	$(9)
Earnings per share, basic:
As reported	$0.03	$0.00
Pro forma	$0.03	$0.00
Earnings per share, diluted:
As reported	$0.03	$0.00
Pro forma	$0.03	$0.00

Goodwill and Identified Intangible Assets with Indefinite Lives

Goodwill and purchased intangible assets with indefinite useful lives are not amortized.  The Company reviews goodwill and identified intangible assets with indefinite lives for impairment in each quarter and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable.

Long-Lived Assets—Including Identified Intangible Assets with Finite Lives

Intangible assets with finite lives are amortized using the straight-line method over the estimated economic lives of the assets, ranging from 5 to 8 years. The Company reviews long-lived assets to be held and used for impairment whenever there is an indication that the carrying amount may not be recoverable from future estimated cash flows. On March 25, 2005, the Company announced that Arthur Benjamin, the Chief Executive Officer of the Enrollment Division, had resigned from the Company as well as from the Company’s Board of Directors.   The amortization of the fair value of the related non-compete agreement will be accelerated to correspond with the resulting decrease in the term of the non-compete. Beginning in the second quarter of 2005, quarterly amortization expense will increase to $53,000 from $40,000 as a result of the acceleration.  Through March 31, 2005, the Company’s management believes that there have been no indications of impairment of the Company’s long-lived assets.

Income Taxes

The current provision for income taxes represents actual or estimated amounts payable on tax return filings each year. Deferred tax assets and liabilities are recorded for the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying balance sheets, and for operating loss and tax credit carryforwards. The change in deferred tax assets and liabilities for the period measures the deferred tax provision or benefit for the period. Effects of changes in enacted tax laws on deferred tax assets and liabilities are reflected as adjustments to the tax provision or benefit in the period of enactment. The Company’s deferred tax assets have been reduced by a valuation allowance to the extent that management has concluded that realization of the assets is not more likely than not at each balance sheet date.

No federal income tax expense was recorded during the quarter ended March 31, 2004. Due to the reversal of the valuation allowance related to net operating loss carryforwards in the fourth quarter of 2004, the Company recorded income tax expense related to pretax income during the quarter ended March 31, 2005. Prior to the fourth quarter of 2004, the Company  had fully provided a valuation allowance for the potential benefits of net operating loss carryforwards in excess of deferred tax liabilities as management  believed it was more likely than not that the benefits would not be realized. During the fourth quarter of 2004, the Company reversed $21.3 million  of the valuation allowance related to the net operating loss carryforwards and other temporary items as management now believes it is more likely than not that the Company will be able to use the benefit to reduce future tax liabilities. Approximately $591,000 in valuation reserves associated with state net operating loss carryforwards were not reversed as it is more likely than not that the benefits will not be realized.  The reversal resulted in recognition of an income tax benefit of $18.5 million in 2004 and an increase in the deferred tax asset on the consolidated balance sheet.  The reversal also resulted in an increase of $1.9 million to additional paid in capital associated with tax benefits from stock-based compensation, and a decrease of $900,000 to goodwill associated with certain tax benefits related to the Datamark acquisition.  In addition to federal and state income tax expense, the Company recorded a $2.7 million increase to additional paid in capital during the first quarter of 2005 associated with the tax deduction resulting from the exercise of options to purchase 972,335 shares of common stock, which options were held by Blumenstein/Thorne Information Partners I, L.P, an investment fund affiliated with the Company’s Chief Executive Officer.

Earnings Per Share

Basic earnings per share is computed by dividing net income for the period by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by (i) adjusting net income for the effects, if any, of assuming the conversion of certain convertible securities, and (ii) adjusting the weighted average number of shares outstanding for the effects, if any, of common shares issuable upon the conversion or exercise of certain securities such as warrants and options for common stock outstanding during the period, if the effect of such adjustments is dilutive. Certain options, warrants and other common stock equivalents were dilutive as of March 31, 2005 and March 31, 2004 and, using the treasury stock method, resulted in an additional 900,000 and 2.5 million weighted-average common shares outstanding for the computation of diluted earnings per share for the three months ended March 31, 2005 and 2004, respectively. Common stock equivalents for the three months ended March 31, 2005 which would have been included except for their anti-dilutive effect are 800,000. Common stock equivalents for the three months ended March 31, 2004 that would have been included except for their anti-dilutive effect are 11,000.

On February 1, 2005, 955,760 of 1,000,000 options held by Blumenstein/Thorne Information Partners I, L.P, an investment fund affiliated with the Company’s Chief Executive Officer, were exercised at a price of $3.875 per share.  An additional 16,575 options were exercised on March 23, 2005 at the same exercise price.

The Company has not paid cash dividends on its stock, and is currently precluded from doing so under its borrowing agreements.

Comprehensive Income

Comprehensive income includes all changes in stockholders’ equity from non-owner sources. There were no adjustments to net income to arrive at comprehensive income for the three months ended March 31, 2005 and 2004.

Accounts Receivable

The Company maintains an allowance for doubtful accounts based upon the expected collection of accounts receivable. At March 31, 2005 and December 31, 2004, the allowance for doubtful accounts was $190,000 and $155,000, respectively.

Foreign Currency

The Company transacts business outside of the United States in the currency of the foreign country.  This includes the receipt of payments from customers and payments to vendors.  In accordance with Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation,” the Company values the foreign currency on a transaction basis and the gain or loss is included in net income.  For the three months ended March 31, 2005 and 2004, the Company recognized foreign currency exchange gains of approximately $10,079 and $1,490, respectively.

Software Development Costs

The Company’s primary activities include ongoing development of internal-use software used in connection with delivery of services via its proprietary software platform and network. Pursuant to the provisions of the AICPA’s Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” costs incurred during the application development stage are capitalized and costs incurred during the preliminary project and the post-implementation stages are expensed as incurred. The Company capitalized $541,000 and $0 in software development costs for the three months ended March 31, 2005 and 2004, respectively. Given the Company’s ongoing investment and development, the Company expects to incur costs for the development of internal-use software in the future that are required to be capitalized and amortized over the software’s estimated useful life.

Capitalized software development costs are amortized using the straight-line method over their estimated useful lives, generally three years. Amortization begins when the software is ready for its intended use. The Company recorded $142,000 and $314,000 of amortization expense for the three months ended March 31, 2005 and 2004, respectively.

Other Accrued Liabilities

Other accrued liabilities are comprised primarily of accrued compensation expense and the related taxes, as well as other accrued expense items as of each reporting date as shown below (in thousands):

	March 31, 2005	December 31, 2004
Accrued compensation and related taxes	$4,241	$3,617
Other accruals	2,992	2,203
Total other accrued liabilities	$7,233	$5,820

Treasury Stock

The Company accounts for treasury stock purchases at cost. As of March 31, 2005, the Company has withheld an aggregate of 14,926 shares of common stock with a cost of $148,000 in satisfaction of statutory tax withholding requirements upon the vesting of restricted share rights held by an officer of the Company. These shares are presented as treasury stock in the condensed consolidated balance sheets.

(3) Debt

Revolving Line of Credit

In October 2003, the Company entered into an agreement with a bank to obtain a $10.0 million revolving line of credit (the “Revolver”) that matures on October 31, 2005. The interest rate on the Revolver is equal to the bank’s prime rate, which was 5.75% at March 31, 2005, plus 1.25%, but at no time will be less than 5.25%. The Revolver contains certain financial covenants including requirements that the Company maintain specified minimum ratios of quick assets to current liabilities, minimum tangible net worth and minimum debt service coverage and a specified minimum level of Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”). The Revolver is secured by all of the Company’s assets. The Company was in compliance with all financial covenants as of March 31, 2005. The Company had no borrowings under the Revolver as of March 31, 2005.

Long-Term Debt

Term Loan

The Company obtained a $3.0 million term loan (“Term Loan”) with a bank in October 2003. The Term Loan refinanced an existing term loan and the outstanding debt on an equipment lease facility with the same bank. The Term Loan had an interest rate of 7.0% per annum, was to be repaid in 36 equal installments and was secured by all of the Company’s assets. The Company repaid the $1.7 million remaining balance of the Term Loan on March 25, 2005.

Subordinated Notes

In conjunction with the acquisition of Datamark, in October 2003, the Company issued $20.0 million in senior subordinated secured notes (“Senior Subordinated Notes”) to a lender. The Senior Subordinated Notes have principal payments that were due in $5.0 million quarterly increments beginning on December 31, 2007, with interest payments due quarterly beginning on December 31, 2003, at a rate of 12.5% per annum. The Senior Subordinated Notes are secured by all of the Company’s assets. In connection with the issuance of the Senior Subordinated Notes, the Company issued warrants to the lender to purchase 200,000 shares of common stock. The Company allocated $3.3 million of financing proceeds to the warrants based upon the fair value of the warrants, which was estimated using the Black-Scholes option pricing model. The remaining $16.7 million was allocated to the Senior Subordinated Notes. The discount attributable to the value of the warrants is being amortized as interest expense over the five-year term of the Senior Subordinated Notes. The Senior Subordinated Notes contain certain financial covenants, including minimum quick ratio, minimum tangible net worth, minimum debt service coverage and minimum EBITDA. The Company was in compliance with all financial covenants as of March 31, 2005.

Also in connection with the acquisition of Datamark in October 2003, the Company issued notes totaling $12.0 million to the selling stockholders (the “Seller Notes”).  The Seller Notes, with interest and principal due in 2008, were comprised of a series of notes issued to the selling stockholders, aggregating to $7.0 million (face amount), which bear simple interest at a rate of 10.0% per annum and another series of notes, aggregating to $5.0 million (face amount), which bear interest at a rate of 10.0%, compounded annually. All of the simple interest notes, as well as $3.0 million (face amount) of the annually compounding notes, were repaid in 2004.  The Company recorded $8.9 million for the Seller Notes at the time of their issuance based upon their estimated fair value, resulting in a discount in the original amount of $3.1 million, which was being amortized over the term of the debt using the effective interest method.  The effective interest rate on these notes, including the amortization of the recorded discount, is 14.9%.  The fair value of the Seller Notes was determined by an independent third party who considered, among other factors, the effective interest rate of the Senior Subordinated Notes, and other comparable debt securities. Due to the discounts on the Senior Subordinated Notes and Seller Notes, any payment of these debt obligations prior to their maturity results in additional interest expense due to the realization of the unamortized portions of the costs and discounts recorded. The early repayment of $7.5 million carrying value ($10.0 million face value) of Seller Notes during the fourth quarter of 2004 resulted in an additional $2.5 million interest charge. There is $400,000 of discounts recorded against the $2.0 million (face value) of seller notes outstanding at March 31, 2005.

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

Capital Lease Obligations

In January 2004 the Company entered into an equipment lease with a vendor. The lease has an interest rate of 8.4% per annum and is to be repaid in 36 equal installments. At March 31, 2005, the Company had $251 thousand outstanding under the lease.

Schedules of Long-Term Debt and Capital Lease Obligations

The following is a summary of the Company’s long-term debt and capital lease obligations as of March 31, 2005 and December 31, 2004, respectively (in thousands):

	March 31, 2005	December 31, 2004
Term loan	$—	$1,917
Seller notes, principal of $2.0 million	1,895	1,827
Senior subordinated notes, principal of $20.0 million	17,431	17,279
Capital lease obligations	251	284
Total	19,577	21,307
Less current portion	(139)	(1,136)
Long-term portion	$19,438	$20,171

The following is a schedule by year of future principal debt payments, as of March 31, 2005. Amounts represent the contractual cash payments of our debt and exclude debt discounts discussed above (in thousands):

Period ending December 31,	Senior Subordinated Notes	Seller Notes	Capital Lease	Total
2005	$—	$—	$103	$103
2006	—	—	148	148
2007	5,000	—	—	5,000
2008	15,000	2,000	—	17,000

Principal of debt obligations	$20,000	$2,000	$251	$22,251

(4) Commitments and Contingencies

Acquisition-related Contingency

The Utah State Tax Commission conducted a sales tax audit of Datamark for the period April 1, 2002 through December 31, 2002. Upon completion of the audit in November 2003, the Tax Commission claimed that Datamark owed $530,209 in sales tax plus continuing interest for a total assessment of approximately $590,000.  Datamark subsequently paid $52,000 to the Tax Commission. In February 2004, Datamark appealed the assessment in an administrative proceeding before the Tax Commission captioned Datamark, Inc. v. Auditing Division, Utah State Tax Commission, Appeal No. 03-1679, Account No.E76142. Datamark disputes the Tax Commission’s claims and is prosecuting its appeal.  The former stockholders of Datamark have agreed to indemnify the Company for any liability arising from this matter to the extent that such liability relates to periods ending prior to October 31, 2003. Although the Company cannot predict with certainty the outcome of this dispute, management believes that its ultimate resolution will not have a material adverse effect on the operating results or financial position of the Company.

City of Denver Sales, Use and Occupational Privilege Tax Audit

During the third quarter of 2004, the Company was issued a preliminary notice of a sales, use and occupational privilege tax liability by the City of Denver for the period of July 1, 2001 through June 30, 2004. On April 27, 2005, the Company was issued an assessment related to this audit in the amount of $220,000 with interest and penalties of $93,000 for a total amount of $313,000. The Company intends to dispute a portion of this assessment, believes that it has meritorious defenses, and has engaged outside experts to assist in the evaluation.  Based on this analysis, the Company has estimated the likely liability to be $150,000 and accrued this amount.  The Company believes that the ultimate resolution of this matter will not have a material adverse effect on the operating results or the financial position of the Company.

State of Colorado Sales and Use Tax Audit

The Company is undergoing a sales and use tax audit by the State of Colorado for the period of October 1, 2001 through September 30, 2004. Preliminary State of Colorado estimates provided to the Company estimate the potential liability in the range of $223,000 with estimated interest and penalties of $63,000 for a total amount of $286,000. The Company is currently providing additional information for certain items and disputing others included in these calculations and has engaged outside experts to assist in the evaluation.  Based on its analysis, the Company has estimated the likely liability to be $50,000 and has accrued this amount as of March 31, 2005.  The Company believes that the ultimate resolution of this matter will not have a material adverse effect on the operating results or the financial position of the Company.

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

Product Indemnification

The Company’s eLearning contracts generally include a product indemnification provision pursuant to which the Company is required to indemnify and defend a client in actions brought against the client based upon claims by a third party that the Company’s products or services infringe upon the intellectual property rights of the third party. Historically, the Company has not incurred any significant costs related to product indemnification claims; as a result, the Company does not maintain a reserve for such exposure.

Operating Lease Obligations

The Company leases office space and equipment under various non-cancelable operating leases. At March 31, 2005 the aggregate future minimum lease commitments were as follows (in thousands):

Period ending December 31,	Commitments
2005	$1,517
2006	2,142
2007	1,920
2008	981
2009	817
Thereafter	1,748
$9,125

(5) Segment Information

Description of Segments

Beginning October 31, 2003, as a result of the acquisition of Datamark, the Company organized its operations into two business segments: eLearning and Enrollment. The organizational structure is based on factors that management uses to evaluate, view and run its business operations which include, but are not limited to, customer base, homogeneity of products, technology and delivery channels. The business segments are based on this organizational structure and information reviewed by eCollege’s management to evaluate the associated business group results. A description of the types of products and services provided by each reportable segment follows:

•

eLearning provides software products, consisting of online campuses, courses, reporting, content management and administration solutions, through hosting services in the Company’s reliable data centers. The eLearning division also provides services complementing the software products, including design, development and management of online campuses and courses, as well as ongoing administration, faculty and student support. eLearning’s suite of products and services provides customers with the flexibility to either outsource the development of their online campus and courses, or to select individual products and services to meet their unique needs.

•

Enrollment provides lead generation, enrollment and student retention marketing services primarily to proprietary post-secondary education institutions. Enrollment’s solutions include direct mail, media placement and interactive marketing solutions, as well as custom research and admissions training. These solutions are used by higher education institutions to increase student enrollment leads, conversion rates and retention rates.

Segment Data

The results of the reportable segments are derived directly from eCollege’s internal management reporting system. The accounting policies used to derive reportable segment results are substantially the same as those used by the consolidated Company. Management measures the performance of each segment based on several metrics, including income from operations. These results are used, in part, to evaluate the performance of, and to assign resources to, each of the segments. A significant portion of total consolidated expenditures are directly attributable to the two business segments. However, certain operating expenses, which are separately managed at the corporate level, are not allocated to segments. These unallocated costs include executive management salaries and benefits; certain corporate finance and legal salaries and benefits; audit, consulting and legal costs incurred on a corporate level; rent and occupancy costs for the Company’s Chicago office; amortization of intangibles; income taxes; and debt costs. There was no inter-segment revenue for the three months ended March 31, 2005.

Selected financial information for each reportable segment, together with a reconciliation of segment information to eCollege’s consolidated total, was as follows for the three months ended March 31, 2005 and 2004 (in thousands):

	For the Three Months Ended March 31, 2005
	eLearning	Enrollment	Corporate	Total
Revenue	$10,005	$13,794	$—	$23,799

Income from operations	$4,149	$1,885	$(4,037)	$1,997

	For the Three Months Ended March 31, 2004
	eLearning	Enrollment	Corporate	Total
Revenue	$8,207	11,399	—	$19,606

Income from operations	$2,257	1,589	(2,464)	$1,382

Segment information for the three months ended March 31, 2004 has been reclassified to conform to the presentation for the three months ended March 31, 2005.

Assets are allocated to the individual segments based on the primary segment benefiting from the assets. Corporate assets are composed primarily of cash and cash equivalents, amounts due from former Datamark stockholders, goodwill and purchased intangible assets. The table below shows total assets by segment and the reconciliation of segment assets to eCollege’s consolidated total assets as of March 31, 2005 and December 31, 2004 (in thousands):

	March 31, 2005	December 31, 2004

eLearning	$16,111	$11,139
Enrollment	19,900	17,166
Goodwill and intangible assets	65,083	65,456
Corporate	26,661	24,054
	$127,755	$117,815

Significant Customer Information

One customer accounted for 23% of consolidated revenue (and 34% of Enrollment division revenue) for the three months ended March 31, 2005.  No customer represented 10% or more of eLearning revenue for the three months ended March 31, 2005.   One customer accounted for 17% of consolidated revenue (and 23% of Enrollment division revenue) for the three months ended March 31, 2004. A different customer represented 12% of the eLearning division’s revenue for the three months ended March 31, 2004.

At March 31, 2005, the Company had two customers that accounted for 23% (12% and 11% respectively) of consolidated accounts receivable. At March 31, 2005, one customer accounted for 29% of the eLearning division’s accounts receivable. Two different customers accounted for 31% (21% and 10% respectively) of the Enrollment division’s accounts receivable at March 31, 2005. At March 31, 2004, two customers accounted for 21% (11% and 10% respectively) of the Company’s consolidated accounts receivable. At March 31, 2004, two customers accounted for 46% (27% and 19% respectively) of the eLearning division’s accounts receivable and two different customers accounted for 26% (15% and 11% respectively) of the Enrollment division’s accounts receivable balance.

Geographic Information

Substantially all of the Company’s assets are located in and substantially all of the Company’s operating results are derived from operations in the United States.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements in this Item 2 and elsewhere in this Report on Form 10-Q contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 which reflect our current expectations and beliefs regarding the Company’s future results of operations and performance and other future developments. You can identify these forward-looking statements when you see us using words such as "expect," "anticipate," "estimate," "plan," "believe" and other similar expressions, and such statements include, but are not limited to, statements concerning the Company’s plans to offer additional products or services, the timing of any such offerings and the expected benefits to customers of any such offerings; expected technology developments; the Company’s growth strategy; future financial and operating results, future enrollment levels; future levels of capital expenditures; expected seasonality; and any other statements that are not historical facts.

We caution our readers that these forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of, among other things, the factors described in this Item 2 under the caption “Risk Factors” and elsewhere in this report, and in the Company's other filings with the SEC. We advise readers not to place undue reliance on the forward-looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report. We undertake no obligation to update or revise these forward-looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, other than as required by law.

You can obtain access to our other SEC filings from the Investor Relations section of our web site at www.eCollege.com as soon as reasonably practicable after those reports are electronically filed with or furnished to the SEC. However, our website should not be considered a part of this filing.

The following discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and Notes thereto appearing elsewhere in this Report on Form 10-Q as well as our other SEC filings.

References in this Report on Form 10-Q to “eCollege,” the “Company”, “we”, “us” or “our” refer to eCollege.com and its subsidiaries unless the context otherwise requires.

Overview

eCollege is an outsource provider of value added information services to the post-secondary education industry. Our eLearning division provides technology, products and services that enable colleges, universities and K-12 schools to offer online distance and hybrid educational programs as well as on-campus courses. Datamark, our Enrollment division, provides integrated enrollment marketing services to the proprietary post-secondary school industry. Our growth strategies are aimed at providing value–added information services along the student life cycle to our target market, which consists of for-profit and growth oriented not-for-profit post-secondary schools, colleges, universities and K-12 schools in the United States and Canada. The student life cycle is the chain of activities and interactions a student goes through, from the beginning of the decision to enroll in or return to school, throughout the completion of courses and programs, all the way to graduation and career placement/progression. Our goal is to provide our customer institutions with valued-added solutions along this chain.

Our Solution

eLearning

The eCollege SystemSM. The eCollege System consists of our proprietary services and software that create and support the operational and academic needs of our customers for their online programs and includes: eCollege Teaching SolutionsSM, eCollege Program Administration SolutionsSM, and our technology infrastructure. The eCollege Teaching Solutions include our fully online course product (eCourse) designed for distance learning and hybrid learning (which encompasses both online and face-to-face class sessions), eCompanion, our lower-priced online supplement to a face to face or on-campus course, and eCollege Content Manager, which is designed to help customers efficiently manage Web-based content items. Our Program Administration Solutions assist our customers’ administrators in enhancing overall program quality and efficient administration, and include online portal products, consulting services, a wide range of standard and custom reports and instructor evaluation solutions. eCollege also offers a suite of professional services that complement its Teaching and Program Administration Solutions.

Enrollment Marketing

Datamark’s products and services focus on recruiting (lead generation), enrollment (lead conversion) and student retention. Lead generation products consist primarily of direct mail, media placement and interactive marketing solutions. With respect to enrollment products and services, Datamark offers lead conversion systems and training to enhance the performance of a school’s admissions staff, as well as post-lead communication campaigns to increase the number of leads that actually convert into enrollments. Datamark’s retention marketing products and services include a suite of tools for identifying “at risk” students, communication plans to help those students stay in school and monitoring and response plans to keep track of students as they progress through the program.

Our products and services, as well as the manner in which we price and sell our products and services, have not changed significantly from the way we described these items in our Annual Report on Form 10-K for the year ended December 31, 2004. Therefore, please refer to that report for a detailed description of our products and services.

Seasonality

Our eLearning customers offer traditional, as well as quarterly, bi-monthly and monthly, course terms to their students, and we typically host more courses during the spring academic term than in the summer or fall terms. As a result, consecutive academic term enrollment results are not directly comparable. The following table presents the number of customers’ students who enrolled (or who we expect to have enrolled) in fully online courses during the 2005 and 2004 spring, summer, and fall academic terms. The 2005 and 2004 spring enrollments numbers are not directly comparable because 2004 includes approximately 20,000 enrollments in short-term faculty training courses that generated significantly less revenue per enrollment than other eCourses offered.

	Distance Course Enrollments
	2005(1)	2004
ACADEMIC TERM:
Spring (January 1 - May 15)	280,000	220,126
Summer (May 16 - August 15)	170,000	105,072
Fall (August 16 - December 31)	255,000	174,291
Total Student Enrollments	705,000	499,489
(1)	Estimated as of May 10, 2005

In addition to the seasonality associated with our customers’ academic terms with regard to our eLearning revenue, our Enrollment division has some seasonality associated with quarterly revenue resulting from spending patterns related to our customers’ enrollment marketing activities. In this regard, our Enrollment division has historically seen stronger revenue in the third and fourth quarters as customers increase spending for the next calendar year. This pattern can be impacted by the timing of specific marketing projects ordered by our customers, but we expect to see similar patterns in 2005. Therefore, we believe it is best to compare our consolidated financial results on a year over year same quarter basis.

Critical Accounting Policies

Revenue recognition, accounting for stock-based compensation, accounting for the issuance of debt obligations, valuation of goodwill and identifiable intangible assets, amortization of intangible assets, software development costs and income taxes are all critical accounting policies for our Company. These policies have been discussed with, and are evaluated by, our Audit Committee and are consistent with the policies in effect during 2004. Each of the policies is discussed in detail in our Annual Report on Form 10-K under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Results of Operations for the Three Months Ended March 31, 2005 and 2004

Revenue.    Revenue increased $4.2 million, or 21% to $23.8 million for the three months ended March 31, 2005 from $19.6 million for the three months ended March 31, 2004. The Enrollment division was responsible for $2.4 million of this increase, primarily due to a $2.1 million increase in interactive marketing revenues and an increase of $800,000 in other enrollment marketing revenue from, offset in part by a $700,000 decrease in revenue from direct mail marketing services. The eLearning division contributed $1.8 million of the increase, primarily due to a $1.4 million increase in student fees from online courses and a net increase in other revenue sources of $400,000.

Student fees represented $8.8 million and $7.4 million of total revenue for the three months ended March 31, 2005 and 2004, respectively, an increase of 19%. Our eLearning customers benefit from volume discounts on their student technology fees based on the success of their distance programs. In addition, they often guarantee a minimum amount of student technology fees for each year they are under contract with us, for which they receive further discounts on our services. Therefore, the 19% increase in our student fee revenue was not directly proportional to the increase in our customers’ online student enrollments for the three months ended March 31, 2005. Student enrollments in eCourses increased 59% to approximately 275,000 for the three months ended March 31, 2005 from approximately 173,000 in the prior year period. We expect the trend of distance enrollment growth outpacing associated revenue growth to continue for the remainder of 2005.

Campus and course development fees represented $287,000 and $463,000 of total revenue for the three months ended March 31, 2005 and 2004, respectively, a decrease of $176,000, or 38%. The decrease results primarily from a $160,000 decrease in course development and course maintenance revenue attributable to an increasing number of customers taking advantage of our products by self-designing and developing their own courses.

Other eLearning revenue increased by $537,000, or 145%, to $907,000 for the three months ended March 31, 2005 from $370,000 for the three months ended March 31, 2004. The increase is attributable to a greater demand for technical and academic consulting services offered by the eLearning division during the 2005 period as compared to the prior year period.

With respect to our Enrollment division, revenue from direct mail marketing activities was $8.5 and $9.2 million, respectively, for the three months ended March 31, 2005 and 2004, a decrease of $700,000. We have observed a shift in product mix for the lead generation market from direct mail marketing to interactive lead generation. We anticipate that this trend will continue although we believe direct mail will continue to be an integral part of lead generation well into the future. Direct mail accounted for 62% of the total Enrollment division revenue we recognized for the three months ended March 31, 2005 compared to 81% of Enrollment division revenue for the three months ended March 31, 2004.

Revenue from interactive marketing services increased by $2.1 million, or 195%, to $3.1 million for the three months ended March 31, 2005 from $1.1 million for the three months ended March 31, 2004 due to increased acceptance of the internet as a vehicle for lead generation. This increase in interactive marketing revenue was the primary reason for the decrease in direct mail revenue as a percentage of Enrollment division total revenue, as interactive marketing revenue growth exceeded direct mail revenue growth.

Media placement revenue increased $100,000, or 13%, to $900,000 for the three months ended March 31, 2005 from $800,000 for the three months ended March 31, 2004. The increase is primarily due to increases of approximately $50,000 in print placement services and $45,000 in our television and radio placement services.

Other enrollment marketing revenue increased by $900,000, or 244%, to $1.3 million for the three months ended March 31, 2005 from $400,000 for the three months ended March 31, 2004. The increase resulted primarily from the addition of a new continuing education customer.

Cost of Revenue.    Cost of revenue for the three months ended March 31, 2005 increased by $1.9 million, or 18%, to $11.9 million from $10.0 million for the three months ended March 31, 2004. The Enrollment division’s cost of revenue was $9.1 million for the three months ended March 31, 2005, an increase of $2.0 million or 29% from $7.1 million for the three months ended March 31, 2004. The increase as a percentage of revenue is attributable to shifting product mix from direct mail to interactive media placement services and start up costs associated with new products. The eLearning division’s cost of revenue decreased by $200,000, or 7%, to $2.8 million for the three months ended March 31, 2005 from $3.0 million for the three months ended March 31, 2004. This decrease as a percentage of revenue is primarily attributable to a $200,000 decrease in amortization expense related to our capitalized software development costs.

Gross Profit.    We realized gross profit of $11.9 million and $9.6 million for the three months ended March 31, 2005 and 2004, respectively, resulting in a 25% or $2.4 million increase. The Enrollment division contributed $4.7 million to our gross profit for the three months ended March 31, 2005, up from $4.3 million for the three months ended March 31, 2004. The increase of $400,000 related to the increased sales in the Enrollment division, while the lower margin as a percentage of revenue is due to a shift in product mix from direct mail to interactive marketing, and new product lines that are currently in growth phases. The eLearning division contributed $7.2 million for the three months ended March 31, 2005, up from $5.3 million for the three months ended March 31, 2004. The increase of $1.9 million resulted from the increase in our higher margin student fee revenue.

Product Development.    After the impact of capitalized software development costs, product development expenses remained relatively flat at $1.8 million for the three months ended March 31, 2005 and 2004. We continue to focus our efforts on increasing the functionality of all products and the development of new product lines that enhance our current offerings. Capitalized software development costs for the three months ended March 31, 2005 and 2004 were $500,000 and $0, respectively.

Selling and Marketing.    Selling and marketing expenses decreased by $200,000 or 8%, to $2.5 million for the three months ended March 31, 2005 from $2.7 million for the three months ended March 31, 2004. The Enrollment division recorded $1.3 million of selling and marketing expenses for the three months ended March 31, 2005, a decrease of $100,000 from the $1.4 million for the three months ended March 31, 2004. The decrease is attributable to a reorganization of the sales and marketing department during the fourth quarter of 2004 which resulted in lower salary and travel expenses in the first quarter of 2005 compared to the 2004 period. The eLearning division had $1.1 million of selling and marketing expenses for the three months ended March 31, 2005, a decrease of $100,000 from the $1.2 million in expenses for three months ended March 31, 2004, primarily due to a decrease in new business development costs partially offset by an increase in account management expenses.

General and Administrative.    General and administrative expenses increased by $1.9 million, or 58%, to $5.3 million for the three months ended March 31, 2005 from $3.4 million for the three months ended March 31, 2004. Of this increase, $900,000 related to additional costs for the Company’s assessment of internal control as required by the Sarbanes-Oxley Act of 2002 and related audit fees, as well as the annual audit of our financial statements. Other factors contributing to the increase for the three months ended March 31, 2005 from the three months ended March 31, 2004 are increased personnel costs and other compensation expenses.

We record non-cash stock-based compensation in connection with the grant of stock options, stock awards under our Employee Stock Purchase Plan, stock appreciation rights and restricted share rights to employees, officers, and directors in accordance with SFAS 123 which we adopted using the prospective method, effective January 1, 2003. The deferred charges are being amortized over the relevant vesting periods of such awards, which range from one to five years. We recorded $900,000 of stock-based compensation in the three months ended March 31, 2005, a decrease of $200,000 from the $1.1 million recorded in the three months ended March 31, 2004. The decrease reflects a $473,000 decrease in expenses associated with the Employee Stock Purchase Plan, offset by $240,000 associated with the new stock appreciation rights granted during the fourth quarter of 2004 and the first quarter of 2005. Expenses associated with restricted stock grants increased by $63,000, offset by a $17,000 decrease in option related expenses. A portion of such compensation expense was allocated to cost of revenue, selling and marketing expense, and product development expense, as appropriate, based on the recipients of the awards; however the majority of the stock-based compensation expense relates to our executive team and was therefore included in general and administrative expense.

Amortization of Intangible Assets.    Amortization of intangible assets was $400,000 for the three months ended March 31, 2005 and 2004. Amortization of intangible assets consists entirely of the amortization of identified intangible assets which we recorded in connection with the Datamark acquisition. Specifically, customer relationships with an estimated value of $8.1 million are being amortized over their estimated useful lives of eight years, and non-compete agreements valued at $2.4 million are being amortized over their estimated useful lives of five years. On March 25, 2005, the Company announced that Arthur Benjamin, the Chief Executive Officer of the Enrollment Division, had resigned from the Company as well as from Datamark's Board of Directors. Beginning in the second quarter of 2005, the amortization of the fair value of the related non-compete agreement will be accelerated to correspond with the resulting decrease in the term of the non-compete, increasing to $53,000 a quarter from $40,000 for the three months ended March 31, 2005.

Other Income (Expense).    Interest expense decreased by $300,000, or 23%, to $1.0 million for the three months ended March 31, 2005 from $1.3 million for the three months ended March 31, 2004. The decrease is due to the prepayment in December 2004 of $10.0 million (face amount) of the Sellers Notes issued to fund the acquisition of Datamark in October 2003.

Income taxes.    Income tax expense increased by $385,000 or 963% to $425,000 for the three months ended March 31, 2005 from $40,000 for the three months ended March 31, 2004. The increase is due to our increasing profitability and conclusion that it is more likely than not that the Company will realize the tax benefits associated with deferred tax assets created by net operating loss carryforwards. Prior to this conclusion, and the resulting recognition of deferred tax assets related to net operating loss carryforwards, income tax expense was offset by equivalent reductions in the valuation reserve against the deferred tax asset. We had no cash expenditures for income taxes for the three months ended March 31, 2005.

Net income.    Our net income increased to $600,000 or $0.03 per basic share and $0.03 per diluted share for the three months ended March 31, 2005, from net income of $64,000 or $0.00 per basic and diluted share for the three months ended March 31, 2004.

Liquidity and Capital Resources

The Company’s cash and cash equivalents increased by $5.7 million from $8.2 million at December 31, 2004 to $13.9 million at March 31, 2005. The increase from December 31, 2004 was primarily due to cash provided by operating activities of $5.3 million and cash provided by financing activities of $1.9 million, offset by cash used in investing activities of $1.5 million. Included in cash provided by financing activities for the three months ended March 31, 2005 was $3.9 million received from issuing additional common stock upon the exercise of stock options. On February 1, 2005, 955,760 of 1,000,000 options held by Blumenstein/Thorne Information Partners I, L.P, an investment fund affiliated with the Company’s Chief Executive Officer, were exercised at a price of $3.875 per share.  An additional 16,575 options were exercised on March 23, 2005 at the same exercise price. Major cash uses for the financing activities included the repayment of the remaining $1.9 million balance of our Term Loan. Included in cash used in investing activities for the three months ended March 31, 2005 were $982,000 of property and equipment purchases and $541,000 of capitalized software.

The Company maintains a $10.0 million revolving line of credit (the “Revolver”). The Revolver matures on October 31, 2005 and has an interest rate equal to the bank’s prime rate, which was 5.75% at March 31, 2005, plus 1.25%, but at no time less than 5.25%. The Revolver contains certain financial covenants, including requirements that the Company maintain specified minimum ratios of quick assets to current liabilities, minimum tangible net worth and minimum debt service coverage and a specified minimum level of Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”). The Revolver is secured by all the Company’s assets. We were in compliance with all financial covenants contained in the Revolver as of March 31, 2005.

We expect our current cash and cash equivalents, together with cash generated from operations, to meet our working capital and capital expenditure requirements for at least the next twelve months.

Recent Accounting Pronouncements

On December 16, 2004, the FASB issued FASB Statement No. 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)), which is a revision of SFAS 123. SFAS 123(R) supersedes APB No. 25, and amends FASB Statement No. 95, “Statement of Cash Flows". Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires that all share-based payments to employees, including grants of employee stock options, be recognized in the statement of operations based on their fair values. Pro forma disclosure is no longer an alternative following the adoption of SFAS 123(R). The Company is in the process of evaluating the impact of SFAS 123(R) on its consolidated financial statements. SFAS 123(R) must be adopted no later than the beginning of the first fiscal year following June 15, 2005. The Company plans to adopt SFAS 123(R) using the modified prospective method effective January 1, 2006.

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

Recent Rapid Growth in Our Markets May Not Continue and our Ability to Grow May be Adversely Affected.

The online learning market and the for-profit post-secondary education market have grown rapidly in recent years, and there can be no assurance that such growth levels will continue. Our ability to execute our growth strategy will depend in part on continued growth in these markets. With respect to the online learning market, our success will depend in part on the continued adoption by our customers and potential customers of online education initiatives. Online education is a relatively new development, and some academics and educators are opposed to it in principle. It is possible that their opposition could reduce the demand for our products and services or result in increased costs or burdens for customers and potential customers offering online education. With respect to our enrollment marketing services, the marketing strategies and budgets of our current and prospective are subject to frequent change for a variety of reasons

A Significant Portion of Our Revenue Is Generated From a Relatively Small Number of Customers.

Revenue from a small number of customers has comprised a substantial portion of the historical revenue of eLearning and Datamark and is expected to represent a substantial portion of divisional revenue for the foreseeable future. For the three months ended March 31, 2005, our 30 largest eLearning customers accounted for 72% of eLearning division revenue and the 30 largest customers of the Enrollment division accounted for 92% of Enrollment division revenue. One institution (Corinthian Colleges) that is a customer of both the eLearning and Enrollment divisions accounted for approximately 23% of consolidated revenue in the three months ended March 31, 2005. Any cancellation, deferral, or significant reduction in work performed for these principal customers, or failure to collect accounts receivable from these principal customers, could have a material adverse effect on our business, financial condition, and results of operations.

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

As of March 31, 2005, the Company’s principal debt obligations totaled approximately $19.3 million ($22.0 million face value). Of this amount, $17.4 million ($20.0 million face value) is secured by all of our assets. Our debt could have important consequences to our stockholders. Because of our substantial debt:

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
•

Our flexibility to adjust to changing market conditions and ability to withstand competitive pressures could be limited, and we may be more vulnerable to a downturn in general economic conditions of our business or be unable to carry out capital spending that is necessary or important to our growth strategy and productivity improvement programs.

The breach of any of the covenants or restrictions contained in our Senior Subordinated Notes, Seller Notes or Revolver could result in a cross default under the applicable agreements which would permit the applicable lenders to declare all amounts then outstanding to be due and payable, together with accrued and unpaid interest, and, in the case of the Senior Subordinated Notes and Revolver, to foreclose on our assets. In any such case, we may be unable to make any borrowings under our Revolver and may not be able to repay the amounts due under our Senior Subordinated Notes, or Seller Notes. This could have serious consequences to our financial condition and results of operations and could cause us to become bankrupt or insolvent.

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

Certain Aspects Of The Datamark Acquisition Could Negatively Impact Our Financial Results.

Certain aspects of the Datamark acquisition could negatively impact our financial results. We recorded a significant portion of the approximate $70.3 million purchase price as goodwill and identifiable intangible assets. Intangible assets resulting from acquisitions require significant judgment in terms of establishing their fair value, determining appropriate amortization periods, and assessing such intangibles, including goodwill, for impairment in the future. It is possible that our review of such intangible assets in the future could determine that they are impaired and the amount of such impairment could be significant. We recorded approximately $10.5 million of the purchase price as identifiable intangible assets, which will cause us to record additional non-cash amortization expense in the future and which will also be reviewed periodically for impairment in the future. An impairment charge could be material, if it is determined that an impairment of the assets has occurred. We are also incurring interest expense related to the fair value of the warrants issued in connection with the Senior Subordinated Notes and the discount to fair value of the Seller Notes. We also have increased cash interest expense due to the debt we incurred to finance the acquisition, and will be required to repay the face amount of these debt instruments ($22.0 million as of March 31, 2005) upon their maturity. All of these additional expenses and cash outflows could negatively impact our financial results, financial position, and liquidity.

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

Key personnel have left the Company over the years, and there may be additional departures of key personnel from time to time. On March 24, 2005, Arthur Benjamin resigned as Executive Vice President of eCollege and Chairman and Chief Executive Officer of the Enrollment division. During his tenure at Datamark, Mr. Benjamin developed significant customer relationships, and eCollege intends to maintain those relationships in the future. There can be no assurance, however, that Mr. Benjamin’s departure will not have a material adverse effect on our business, financial condition and results of operations.

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

We May be Unable to Sustain Profitability.

Although we have reported net income for each of the previous eight fiscal quarters ending March 31, 2005, and Datamark, under its previous owners and structure, had realized net income for each reporting period since 2001, there can be no guarantee that we will be able to sustain profitability. We believe that our success depends, among other things, on our ability to increase our revenue by further developing existing customer relationships and developing new relationships with colleges, universities, and other potential customers without increasing our expenses at the same rate. If we are unable to continue to increase our revenue, our business and financial results will be materially and adversely affected.

Our Internal Control over Financial Reporting Is Not Effective, which Could Result in Possible Regulatory Sanctions and a Decline in our Stock Price.

As disclosed in Item 9A of our Annual Report on Form 10-K/A for 2004 and further discussed in Item 4 below, we have identified several material weaknesses in our internal control over financial reporting that existed as of December 31, 2004. As a result, neither management nor our independent auditors were able to conclude that our internal control over financial reporting was effective within the meaning of Section 404 of Sarbanes-Oxley Act of 2002 as of December 31, 2004. As a result, we could be subject to regulatory sanctions or lose investor confidence in the accuracy and completeness of our financial reports, either of which could have an adverse effect on the market price for our securities.

For further discussion of these internal control deficiencies and our remediation efforts, see Item 4 “Controls and Procedures.”

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

In addition, although we do not believe that we are infringing the intellectual property rights of others, other parties might assert infringement claims against us. We may encounter disputes over rights and obligations concerning intellectual property. These disputes, even if without merit, could lead to litigation, which may be time-consuming and costly (even if we are successful), may require us to redesign our products or services, may require us to enter into royalty or licensing agreements (which may not be available on acceptable terms or at all), and could be a distraction to management, any of which could have a material adverse effect on our business. In addition, our agreements with our customers require us to indemnify our customers in the event they are sued by a third party claiming that our products and services infringe a third party's intellectual property rights. In the event of such a lawsuit against our customers, our performance of these indemnification obligations could have a material adverse effect on our business, financial condition and results of operations.

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

Increases in Costs of Revenue Could Harm Datamark's Business.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position, operating results or cash flows due to adverse changes in financial market prices and rates. The Company is, or may become, exposed to market risk in the areas of changes in interest rates and changes in foreign currency exchange rates as measured against the United States dollar. These exposures are directly related to our normal operating and funding activities. Historically, and as of March 31, 2005, we have not used derivative instruments or engaged in hedging activities.

Additionally, the Company does not have significant exposure to changing interest rates on invested cash, which was $516,000 at March 31, 2005. Historically we have invested available cash in money market accounts, certificates of deposit and investment grade commercial paper that generally had maturities of three months or less, as well as debt securities of United States government agencies and corporate bonds. The Company’s investment policy requires that its investment portfolio be limited to investment securities of one year or less in maturity. Furthermore, all of our invested cash is in money market accounts or in a short-term certificate of deposit as of March 31, 2005. As a result, the interest rate market risk implicit in these investments at March 31, 2005 is low. However, factors influencing the financial condition of securities issuers may impact their ability to meet their financial obligations and could impact the realizability of our securities portfolio. The Company has not undertaken any other interest rate market risk management activities.

A hypothetical ten percent change in market interest rates over the next year would not have a material effect on the fair value of the Company’s debt instruments or our cash equivalents nor would it materially impact the earnings or cash flow associated with our cash investments. See Note 3 to the Consolidated Financial Statements for further information on the fair value of the Company’s financial instruments. Although our revolving line of credit bears interest at an adjustable rate of prime plus 1.25%, a hypothetical ten percent change in the market rates as of March 31, 2005 would not have a material effect on our earnings and cash flows in 2005, because we anticipate drawing on our line of credit only for short-term working capital needs during 2005.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains a Disclosure Committee, comprised of the Chief Executive Officer, President and Chief Operating Officer, Chief Financial Officer, Chief Executive Officer of Datamark, Chief Operating Officer of Datamark, President of eLearning Division, General Counsel, Chief Technology Officer and Director of Corporate Accounting. The Company is required to maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, and because of the material weaknesses discussed below, the Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2005, the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting.

Except for the remediation efforts described below as occurring during the first quarter of 2005, there were no other changes in the Company’s internal control over financial reporting during the first quarter of 2005 which have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

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

•

Creating a separate corporate accounting function at the corporate headquarters in Chicago, Illinois. This function includes a new position, Director of Corporate Accounting, which was filled in August 2004, as well as the position of Manager of Corporate Accounting, for which an offer of employment has been made and accepted and will be filled in the second quarter of 2005.

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

•

Evaluating the adequacy of training received by accounting personnel as it relates to the adaptation and implementation of new accounting pronouncements. This process began during the fourth quarter of 2004 and continues as of the date of this filing.

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

•	Moving the Enrollment division accounting to the Company’s common accounting platform. This process began during the third quarter of 2004 and was completed during the first quarter of 2005.

•	Revising operational processes associated with the whistleblower hotline. This process began during the second quarter of 2005 and continues as of the date of this filing.

While the remediation efforts described above are underway, the aforementioned material weaknesses will not be considered remediated until new staffing arrangements and related processes are fully implemented, operate for a period of time and are tested and the Company concludes that they are operating effectively.

PART II

OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held a Special Meeting of Stockholders on March 22, 2005. At such meeting, the Company’s stockholders voted on the following proposals:

1.	To approve an amendment to the Company’s 1999 Employee Stock Purchase Plan increasing the total number of shares authorized for issuance thereunder by 500,000 shares:

For	Against	Abstentions
10,481,501	1,160,294	10,572

2.	To approve an amendment to the Company’s 1999 Stock Incentive Plan increasing the total number of shares authorized for issuance thereunder by 2.2 million shares.

For	Against	Abstentions
8,199,879	3,440,536	11,952

ITEM 6. EXHIBITS

The following is a list of exhibits filed as part of this Report on Form 10-Q.

Exhibit Number	Description
10.27	Third Amendment to the Lease Agreement dated January 27, 2005 between Boyd Enterprises Utah, LLC and Datamark, Inc.
10.28	First Amendment to the 1999 Stock Incentive Plan dated March 22, 2005.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in Chicago, Illinois, on this 10th day of May, 2005.

eCollege.com

/s/ Oakleigh Thorne
Name: Oakleigh Thorne
Title: Chief Executive Officer and Chairman of the Board of Directors
(principal executive officer)

/s/ Reid E. Simpson
Name: Reid E. Simpson
Title: Chief Financial Officer
(principal financial officer)

Exhibit 10.27

THIRD AMENDMENT TO LEASE

THIS THIRD AMENDMENT TO LEASE ("Amendment") is dated for reference purposes January 27, 2005 by and between Boyd Enterprises Utah, L.L.C. as Lessor, and Datamark, Inc. as successor in interest to Datamark Systems, Inc., a division of focus alert, as Lessee.

WHEREAS, Lessor and Lessee are the parties to a lease agreement dated April 9, 1998, First and Second Amendment (the "Lease") whereby the Lessor leased to Lessee approximately 40,800 square feet of the property, The Monroe Building, 2305 South Presidents Drive, Unit A,B,C,D,E,F and 8,800 square feet The Tyler Building, 3781 West 2270 South, Unit A,B (the "Original Premises"). Except as expressly provided in this Amendment, all capitalized terms not otherwise defined herein shall have the meaning ascribed to those terms in the Lease.

NOW THEREFORE, in consideration of the mutual covenants contained in this Amendment, the parties agree to modify, amend and supplement the Lease as follows:

1).	The term of this Lease shall be extended until and including June 30, 2012.

2).	As of June 1, 2005, the Base Rent for the Premises shall be $30,754 per month, and shall thereafter be adjusted pursuant to Exhibit "D" to this Amendment which hereby replaces Exhibit C to the Lease.

3).

Lessee shall have the right to remove the existing improvements in The Tyler Building, Unit A & B provided Lessee replaces such improvements at the end of the term subject to Lessor's option. A demolition and improvement plan must be approved by Lessor prior to any removal of improvements.

4).	Lessor agrees to provide a three inch underground conduit between The Monroe Building and The Tyler Building at its sole expense.

5).

Lessee shall have the option to lease approximately 17,600 square feet of additional office warehouse space also known as The Tyler Building, Unit C,D,E no later than March 31, 2006. The Base Rent for this additional space would be adjusted according to Exhibit D. Lessee shall give Lessor 120 day prior written notice to exercise this option. Lessor to give a best effort to deliver the additional space to Lessee should Lessee request the additional space prior to March 31, 2006.

6).

Lessee shall have the right to early termination at the end of the 60th month of this extended term with a written notice to Lessor, One Hundred Eighty Days (180) prior to the end of the 60th month of this extended term and a termination fee of 2 months Rent.

7).	Lessor to give Lessee a 30 day right of first refusal on space as available in The JQ Adams Building.

8).

Except as amended by the terms of this Amendment, all other terms and conditions of the Lease shall remain in full force and effect, including but not limited to any approvals or consents which Lessor has previously given Lessee for the Original Premises.

IN WITNESS WHEREOF, Lessor and Lessee have executed this Amendment as of the date first written above.

Lessee: Datamark, Inc.	Lessor: Boyd Enterprises Utah, L.L.C.

By: /s/ Thomas Dearden	By: /s/ William Boyd

Title: President and COO	Title: Managing Member

Exhibit 10.28

FIRST AMENDMENT

OF THE

eCollege.com 1999 Stock Incentive Plan

(Amended and Restated Through July 1, 2002)

WHEREAS, eCollege.com, a Delaware corporation, (the "Company") maintains the eCollege.com 1999 Stock Incentive Plan (Amended and Restated Through July 1, 2002) (the "Plan"); and

WHEREAS, under Article Five of the Plan, the Board of Directors of the Company (the "Board") is authorized to amend the Plan, and the Board now considers it desirable to amend the Plan;

NOW, THEREFORE, pursuant to the power reserved to the Board by Article Five of the Plan, and by virtue of the authority delegated to the undersigned officer by resolution of the Board, the Plan is hereby amended in the following particulars:

1.              By replacing the phrase "4,599,985 shares" at the end of the second sentence of Section V.A of Article One of the Plan with the phrase "6,799,985 shares", effective March 22, 2005.

2.              By adding the following sentence at the end of Section V.A of Article One of the Plan, effective March 22, 2005.

"The authorized share reserve was increased by 2,200,000 shares which were authorized by the Board and approved by stockholders on March 22, 2005."

3.	By adding the following as Section IV of Article Four of the Plan, effective January 1, 2005:
	"IV.	NO FURTHER GRANTS

Notwithstanding the foregoing, no further Initial Options will be granted under the Automatic Award Program on or after January 1, 2005. In addition, no further Committee Options, Chairperson Options or any other options will be granted under the Automatic Award Program on or after the first business day in January 2005."

IN WITNESS WHEREOF, the Company has caused this amendment to be executed by its duly authorized officer this 22nd day of March, 2005.

ECOLLEGE.COM

By:	/s/ Oakleigh Thorne
Its: Chief Executive Officer

Exhibit 31.1

Certification of Chief Executive Officer

pursuant to Rule 13a-14(a) under the

Securities Exchange Act of 1934, as amended

I, Oakleigh Thorne, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of eCollege.com;

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

a)

designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)

evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)

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

a)

all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: May 10, 2005

/s/ Oakleigh Thorne
Oakleigh Thorne
Chief Executive Officer (principal executive officer)

Exhibit 31.2

Certification of Chief Financial Officer

pursuant to Rule 13a-14(a) under the

Securities Exchange Act of 1934, as amended.

I, Reid E. Simpson, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of eCollege.com;

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

a)

designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles

c)

evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)

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

a)

all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: May 10, 2005

/s/ Reid E. Simpson
Reid E. Simpson
Chief Financial Officer (principal financial officer)

Exhibit 32.1

Certification Pursuant To

18 U.S.C. Section 1350,

as adopted pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002.

In connection with the Quarterly Report of eCollege.com (the “Company”) on Form 10-Q for the period ended March 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned, Oakleigh Thorne, Chief Executive Officer of the Company, and Reid E. Simpson, Chief Financial Officer of the Company, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Oakleigh Thorne
Oakleigh Thorne
Chief Executive Officer (principal executive officer)
May 10, 2005

/s/ Reid E. Simpson
Reid E. Simpson
Chief Financial Officer (principal financial officer)
May 10, 2005