Form 10-K/A
period 2003-12-31
ECOLLEGE COM
filed 2005-06-20
CIK 1085653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

Common Stock

(Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes   ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒   No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2003 was approximately $150,231,615.

As of March 5, 2004, 20,135,535 shares of our common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

[None]

EXPLANATORY NOTE

We are filing this Amendment No. 2 on Form 10-K/A in response to comments received by us from the Staff of the Division of Corporation Finance of the Securities and Exchange Commission (the “SEC”). This Amendment No. 2 on Form 10-K/A amends our disclosures in Item 9A of Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended on December 31, 2003, filed on August 24, 2004 (“Amendment No. 1”). This Amendment No. 2 on Form 10-K/A also amends and restates the certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed previously as Exhibits 31.1 and 31.2 with Amendment No. 1. The amended and restated certifications are being filed to clarify that the representations contained in paragraph 4(c) thereof relate to our fiscal quarter ended December 31, 2003.

Except to the extent expressly set forth herein, this Amendment No. 2 continues to speak as of the date of the original Form 10-K for the year ended December 31, 2003 and we have not updated or amended the disclosures contained herein to reflect events that have occurred since the filing of the original Form 10-K (as previously amended), or modified or updated those disclosures in any way other than as required to reflect the effects of the comments received by the SEC. Accordingly, this Form 10-K/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the original Form 10-K on March 15, 2004, including any amendments to those filings.

PART II

ITEM 9A.	CONTROLS AND PROCEDURES

As of the last day of the period covered by this Report, the Company maintains a Disclosure Committee comprised of the Chief Executive Officer, President and Chief Operating Officer, Chief Financial Officer, Executive Vice President of eCollege and Chairman and Chief Executive Officer of Datamark, Sr. Vice President of Strategy, Executive Vice President/General Manager of eLearning Division, President and Chief Operating Officer of Datamark, and General Counsel.

The Company carried out an evaluation, under the supervision and with the participation of the Company's Disclosure Committee and the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. For the reasons described in the following paragraph, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are ineffective in alerting them in a timely fashion to material information relating to the Company required to be included in the reports that the Company files under the Exchange Act.

As discussed in the Restatements section of Note (2) to the Consolidated Financial Statements, we identified an error in the accounting for the Company's Employee Stock Purchase Plan prior to the issuance of the June 30, 2004 interim financial statements. As a result, we concluded that, as of December 31, 2003, there was a material weakness in our internal control over financial reporting relating to the adoption and implementation of new accounting pronouncements relevant to the Company's financial statements. The accounting error was discovered by the Controller of the Company's eLearning division, who immediately informed senior management. Upon becoming aware of these issues, management informed the members of the Company's Disclosure and Audit Committees and identified correcting accounting entries. The Company is in the process of taking the following steps to improve its internal control over financial reporting:

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

We intend to continue to monitor our internal controls, and if further improvements or enhancements are identified, we will take steps to implement such improvements or enhancements. Except for the steps described above, there have been no other changes in our internal control over financial reporting, which have materially affected, or are reasonably likely to materially affect, such internal controls.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 20th day of June, 2005.

eCollege.com

By:	/s/ OAKLEIGH THORNE Name: Oakleigh Thorne Title: Chief Executive Officer and Chairman
By:	/s/ REID SIMPSON Name: Reid Simpson Title: Chief Financial Officer