Form 10-Q/A
period 2004-06-30
ECOLLEGE COM
filed 2005-06-20
CIK 1085653

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

EXPLANATORY NOTE

We are filing this Amendment No. 2 on Form 10-Q/A in response to comments received by us from the Staff of the Division of Corporation Finance of the Securities and Exchange Commission (the “SEC”). This Amendment No. 2 on Form 10-Q/A amends our disclosures in Item 4 of Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended on June 30, 2004, filed on August 24, 2004.

Except to the extent expressly set forth herein, this Amendment No. 2 continues to speak as of the date of the original Form 10-Q for the quarter ended June 30, 2004 and we have not updated or amended the disclosures contained herein to reflect events that have occurred since the filing of the original Form 10-Q (as previously amended), or modified or updated those disclosures in any way other than as required to reflect the effects of the comments received by the SEC. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the original Form 10-Q on August 16, 2004, including any amendments to those filings.

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

As discussed in the Restatements section of Note (2) to the Unaudited Condensed Consolidated Financial Statements, we identified an error in the accounting for the Company’s Employee Stock Purchase Plan prior to the issuance of the June 30, 2004 interim financial statements. As a result, we concluded that, as of June 30, 2004, there was a material weakness in our internal control over financial reporting relating to the adoption and implementation of new accounting pronouncements relevant to the Company’s financial statements. The accounting error was discovered by the Controller of the Company’s eLearning division, who immediately informed senior management. Upon becoming aware of these issues, management informed the members of the Company’s Disclosure and Audit Committees and identified correcting accounting entries. The Company is in the process of taking the following steps to improve its internal control over financial reporting:

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

(b)        The exhibit listed below in the Index to Exhibits are filed as part of this Form 10-Q/A.

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