Form 10-Q/A
period 2004-09-30
ECOLLEGE COM
filed 2005-06-20
CIK 1085653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A in response to comments received by us from the Staff of the Division of Corporation Finance of the Securities and Exchange Commission (the “SEC”). This Amendment No. 1 on Form 10-Q/A amends our disclosures in Item 4 of our Quarterly Report on Form 10-Q for the quarter ended on September 30, 2004, filed on November 9, 2004.

Except to the extent expressly set forth herein, this Amendment No. 1 continues to speak as of the date of the original Form 10-Q for the quarter ended September 30, 2004 and we have not updated or amended the disclosures contained herein to reflect events that have occurred since the filing of the original Form 10-Q, or modified or updated those disclosures in any way other than as required to reflect the effects of the comments received by the SEC. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the original Form 10-Q on November 9, 2004, including any amendments to those filings.

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

Prior to the issuance of the Company’s June 30, 2004 interim financial statements, we identified an error in the accounting for the Company’s Employee Stock Purchase Plan under SFAS No. 123, which the Company voluntarily adopted in 2003. In late August 2004 the Company completed the analysis necessary to verify and quantify the error and prepare a restatement to correct the error.

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

•	The addition of accounting staff at the divisional accounting operations in Salt Lake City, Utah
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

The Company carried out an evaluation, under the supervision and with the participation of the Disclosure Committee and the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. As a result of the material weakness described above, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are ineffective in alerting them in a timely fashion to material information relating to the Company required to be included in the reports that the Company files under the Exchange Act.

The Company is undertaking a thorough review of its internal controls as part of the Company’s preparation for the compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002.  This effort includes internal control documentation and review under the direction of senior management.  As a result of these activities, the Company identified potential internal control concerns that may be considered future reportable conditions under standards established by the American Institute of Certified Public Accountants and or the Public Company Accounting Oversight Board.  Factors contributing to these internal control concerns include our recent growth and, in particular, our acquisition of Datamark – then a private company - in October 2003.  Management is directing resources to address potential areas of concern which include the staffing and structure of the accounting function, the adequacy of controls over financial reporting, system access, and segregation of duties.

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

Management believes that its detailed monthly financial review and other oversight procedures are sufficient that the financial statements included in this report are accurately and fairly reported.  The Company will continue to be vigilant in reviewing and identifying areas of improvement in its internal controls over financial reporting and creating and implementing new policies and procedures as deemed appropriate. Except for the remediation efforts described above, there have been no changes in the Company’s internal controls over financial reporting which have materially affected, or are reasonably likely to materially affect, such internal controls.

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