Form 10-Q
period 2005-06-30
ECOLLEGE COM
filed 2005-08-11
CIK 1085653

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

As of August 5, 2005, 21,847,574 shares of our common stock were outstanding.

FORM 10-Q

For the Three and Six Months Ended June 30, 2005

PART I

FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

eCollege.com and subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except per share data)

(unaudited)

	June 30, 2005	December 31, 2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$12,931	$8,223
Accounts receivable, net of allowances of $203 and $155, respectively	15,679	12,166
Accrued revenue receivable	668	250
Other current assets	1,950	1,195
Deferred income taxes	2,719	1,927
Total current assets	33,947	23,761

Accounts receivable, net of current portion	282	—
Property and equipment, net	6,120	5,265
Software development costs, net	2,688	2,103
Deferred income taxes	19,869	19,846
Intangible assets, net	9,573	10,359
Goodwill	55,097	55,097
Other assets	1,312	1,384
TOTAL ASSETS	$128,888	$117,815
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$8,209	$8,215
Other accrued liabilities	5,232	5,820
Customer advances	1,554	1,493
Deferred revenue, current portion	4,870	2,297
Current portion of capital lease obligations	307	136
Current income taxes	—	305
Current portion of long-term debt	—	1,000
Total current liabilities	20,172	19,266

LONG-TERM LIABILITIES:
Deferred revenue, net of current portion	42	67
Other liabilities	348	395
Capital lease obligations, net of current portion	413	148
Long-term debt, net of current portion	19,551	20,023
Total long-term liabilities	20,354	20,633
Total liabilities	40,526	39,899

COMMITMENTS AND CONTINGENCIES (Note 4)

STOCKHOLDERS’ EQUITY:
Preferred stock, no par value; 5,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value, 50,000 shares authorized, 21,854 and 20,719 shares issued, respectively, and 21,839 and 20,704 shares outstanding, respectively	219	207
Additional paid-in capital	138,749	127,739
Treasury stock at cost, 15 shares	(148)	(148)
Warrants, restricted stock rights, and options for common stock	5,864	8,601
Deferred compensation	(3)	(4)
Accumulated deficit	(56,319)	(58,479)
Total stockholders’ equity	88,362	77,916
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$128,888	$117,815

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these consolidated balance sheets.

eCollege.com and subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
REVENUE:
eLearning:
Student fees	$8,891	$7,573	$17,702	$14,947
Campus and course fees	303	516	590	979
Other eLearning	817	388	1,724	758
Enrollment Marketing:
Direct mail	7,176	9,102	15,708	18,306
Interactive marketing	4,310	2,030	7,441	3,093
Media placement services	930	862	1,788	1,624
Other enrollment marketing	660	469	1,933	839
Total revenue	23,087	20,940	46,886	40,546

COST OF REVENUE:
eLearning cost of revenue	3,025	2,369	5,782	5,319
Enrollment marketing cost of revenue	8,774	8,431	17,873	15,500
Total cost of revenue	11,799	10,800	23,655	20,819
Gross profit	11,288	10,140	23,231	19,727

OPERATING EXPENSES:
Product development	1,678	1,717	3,444	3,477
Selling and marketing	2,617	2,421	5,117	5,125
General and administrative	2,907	3,697	8,214	7,065
Amortization of intangible assets	414	373	786	746
Total operating expenses	7,616	8,208	17,561	16,413
INCOME FROM OPERATIONS	3,672	1,932	5,670	3,314

OTHER INCOME (EXPENSE):
Interest income and other income (expense), net	71	7	80	(27)
Interest expense	(933)	(1,263)	(1,914)	(2,507)
INCOME BEFORE INCOME TAXES	2,810	676	3,836	780

INCOME TAXES:
Provision for income tax	(1,251)	(22)	(1,676)	(62)
NET INCOME	$1,559	$654	$2,160	$718

BASIC NET INCOME PER SHARE	$0.07	$0.03	$0.10	$0.04
DILUTED NET INCOME PER SHARE	$0.07	$0.03	$0.10	$0.03

WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC	21,796	20,234	21,571	20,175
WEIGHTED AVERAGE SHARES OUTSTANDING – DILUTED	22,262	22,288	22,111	22,302

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

eCollege.com and subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Six Months Ended
	June 30, 2005	June 30, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,160	$718
Adjustments to reconcile net income to net cash provided by operating activities—
Provision for doubtful accounts	192	61
Depreciation	1,387	1,163
Amortization of capitalized internal-use software development costs	271	314
Amortization of intangible assets	786	746
Amortization of debt issuance costs and discounts on debt	124	504
Interest accrued on long-term debt	336	600
Stock-based compensation	1,103	2,003
Loss on disposition of equipment, net	15	63
Deferred income taxes	1,673	—
Changes in-
Accounts receivable and accrued revenue receivable	(4,123)	(4,139)
Other current assets	(755)	(498)
Other assets	(334)	25
Accounts payable and accrued liabilities	(594)	480
Deferred revenue and customer advances	2,609	3,344
Other liabilities	(31)	(36)
Net cash provided by operating activities	4,819	5,348
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,626)	(1,223)
Proceeds from disposition of property and equipment	—	6
Capitalized software costs	(957)	(413)
Reclassification of restricted cash to long-term investments	—	(513)
Net cash paid for business acquisition costs	—	(142)
Net cash used in investing activities	(2,583)	(2,285)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	4,482	890
Payment of stock issuance costs	—	(10)
Payments on capital equipment leases	(93)	(62)
Proceeds from and payments on line of credit, net	—	323
Payments on term loan	(1,917)	(500)
Net cash provided by financing activities	2,472	641
NET INCREASE IN CASH AND CASH EQUIVALENTS	4,708	3,704
CASH AND CASH EQUIVALENTS, beginning of period	8,223	15,974
CASH AND CASH EQUIVALENTS, end of period	$12,931	$19,678
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$1,374	$2,075
SCHEDULE OF NON-CASH ACTIVITIES:
Financed hardware purchases	$529	$443
Acquisition of treasury stock included in accrued liabilities	$—	$67

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

Business Activity

eCollege is an outsource provider of value-added information services to the post-secondary education industry. eCollege’s eLearning division provides outsourced technology, products and services that enable colleges, universities and high schools (“K-12 schools”) to offer online, distance and hybrid educational programs as well as on-campus courses. As an application service provider (“ASP”), the Company provides its customers access to its software products, which include online courses and campuses as well as content management, program management, reporting and evaluation solutions. eCollege also provides services that complement its software, including course development and support, instructional design consulting and training, content solutions, technical consulting and technical support for administrators, faculty and students. eCollege’s suite of products and services provides customers with the flexibility to either outsource the development of their online campus and courses or to select individual products and services to meet their unique needs.

Datamark, the Company’s Enrollment division, is an outsource provider of integrated enrollment marketing services to the proprietary post-secondary school industry. Datamark’s products and services focus on recruiting (lead generation), enrollment (lead conversion) and student retention. Lead generation products consist primarily of direct mail, interactive marketing and media placement solutions. With respect to enrollment products and services, Datamark offers lead conversion systems and training to enhance the performance of a school’s admissions staff, as well as post-lead communication campaigns to increase the number of leads that actually convert into enrollments. Datamark’s retention marketing products and services include a suite of tools for identifying “at risk” prospects and students, communication plans to motivate those prospects to enroll and start and then to help those students stay in school.

(2) Summary of Significant Accounting Policies

Consolidation and Operating Segments

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such regulations. The unaudited condensed consolidated financial statements reflect all adjustments and disclosures that are, in the opinion of management, necessary for a fair presentation. All such adjustments are of a normal recurring nature. The results of operations for the interim period ended June 30, 2005 are not necessarily indicative of the results for the full fiscal year.

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

Revenue Recognition

The majority of the Company’s revenue for the three and six months ended June 30, 2005 was generated from enrollment fees for students enrolled in online courses, direct mail advertising campaigns and interactive marketing services. The Company also generated revenue from media placement services. Other eLearning revenue includes service fees for academic, technical and other professional consulting services. Other enrollment marketing revenue consists of fees from training, retention, admissions shopper and research services.

The Company recognizes revenue in accordance with SAB 101, “Revenue Recognition in Financial Statements,” as modified by SAB 104, which provides guidance on revenue recognition for public companies. Revenue is recognized when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller’s price to the buyer is fixed or determinable; and (4) collectibility is reasonably assured. We follow EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” to identify units of accounting in revenue arrangements with multiple deliverables. We follow EITF 99-19, “Reporting Revenue Gross as a Principal vs. Net as an Agent,” for media services where the Company is not at risk with vendors for services and the Company receives a commission for such services.

eLearning Division

The Company enters into contracts with customers of the eLearning division to provide online learning products and services. The contracts typically have initial terms of one to three years.

The majority of eLearning division revenue is earned by charging a per-enrollment student technology service fee to customers for access to their online courses and our help desk. We also offer a pricing model for our online supplements under which an annual license fee is charged for up to a predetermined number of users. For Program Administration Solutions, which include our online portal products as well as program management, reporting and evaluation services, the Company generally charges: 1) a one time set-up and design fee to implement an online campus, and 2) an annual license, hosting and maintenance fee for access to software. We sell our course development services on a per-course basis while other professional consulting services are based on standard hourly rates. The Company also offers customers the option to purchase blocks of course development service hours, based on our standard hourly rates.

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

Enrollment Division

Enrollment division revenues are primarily generated from the sale of direct mail, interactive marketing and media placement services. The Company derives other revenue from research services, admissions training, admissions shopper and retention services.

It is the Enrollment division’s practice to execute contracts or work orders of various lengths for direct mail advertising campaigns, typically up to three months for one project. In most cases individual direct mail projects typically take ten to eighteen business days to complete with payments due two days before marketing materials are mailed.

Fees are determined based on the number of pieces mailed, and the associated revenue is recognized when the marketing materials are mailed. The pricing includes all applicable postage costs.

Interactive media arrangements usually range from three months to one year in length. Pricing is typically based on a fee-per-lead-generated model; with an initial up front payment or deposit due at the time the customer’s agreement is signed. The customer is invoiced monthly thereafter based on the number of leads generated. Payments received are recorded as customer advances (liability) until the leads are generated, at which point the revenue is recognized.

Datamark recently introduced a new, service fee-based interactive product model under which the customer procures the lead and Datamark provides lead “scrubbing,” media management, analytic and other services. Under these contracts, which generally have a duration of one year, Datamark receives monthly fixed management fees, with opportunities for performance-based bonuses. Fixed fees from these arrangements are recognized as revenue when services are provided, and incentive revenue is recognized as the incentives are earned.

It is generally Datamark’s practice to execute written master services agreements, signed by both the customer and Datamark, for customers buying media placement services; however, smaller customers are not typically required to execute such agreements. Datamark charges customers for the cost of the advertisement placed with a third-party media supplier (i.e. newspaper, television, radio station, etc.), in addition to a commission for work performed. Revenue is recognized when the media advertisements are run by the third-party media supplier. Revenue is recorded on a net basis, meaning that the Company includes in consolidated revenue only commissions charged, not the gross amount of fees invoiced to, and collected from, customers. Accordingly, the Company excludes the direct cost of the advertisement charged by the media supplier from cost of revenue in the consolidated statements of operations.

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

Stock-Based Compensation

Effective January 1, 2003, the Company adopted a fair value-based method for accounting for employee stock-based compensation arrangements as prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” and related interpretations. Prior to January 1, 2003, the Company accounted for stock-based compensation to employees and directors using the intrinsic value-based method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations. The Company adopted SFAS No. 123 using the prospective method under SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of SFAS No. 123.” This method applies the provisions of SFAS No. 123 to all employee stock awards granted, modified or settled on or after January 1, 2003 and accordingly, eCollege recognized compensation expense for such awards made under the Company’s stock-based employee compensation plans.

The table below summarizes the awards granted and the respective fair values (in thousands) of those awards for the three and six month periods ended June 30, 2005 and 2004.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
Stock options granted to employees and non-employee board members:
Shares underlying award	—	—	—	3,264
Aggregate fair value of award	$—	$—	$—	$41

Stock appreciation rights granted to employees:
Shares underlying award	30,000	—	1,170,000	—
Aggregate fair value of award	$150	$—	$6,103	$—

Restricted stock awards granted to employees:
Shares underlying award	4,409	21,663	13,208	69,788
Aggregate fair value of award	$52	415	$166	1,312

Employee stock purchase plan:
Shares underlying award	103,464	37,624	103,464	37,624
Aggregate fair value of award	$461	$253	$461	$253

On March 23, 2005, the Company granted stock appreciation rights to executives and selected other key employees, and on May 2, 2005, the Company granted additional stock appreciation rights to an executive in connection with a promotion. The rights were granted under the terms and conditions of the Company’s 1999 Stock Incentive Plan, as amended and approved by stockholders. The rights will be settled in stock. Each grant is separated into five different levels of base prices. The base price for the first level is 10% higher than the closing price of the common stock on the grant date, and the base price for each successive level is 10% higher than the previous level. Except in the case of a change in control of the Company, as described below, a participant will receive a distribution with respect to the shares of common stock in each grant level only if the average closing price of our common stock for the last quarter in the five-year term beginning on the grant date exceeds the base price for such shares. Each participant may elect to receive a distribution with respect to 10% of the rights he or she was granted after the third anniversary of the grant and with respect to an additional 10% after the fourth anniversary. In the event of a change in control, participants will be entitled to receive a distribution with respect to a specified percentage of the shares granted (50% if the change in control occurs on September 13, 2004, increasing by 1/36 each month to 100% on September 13, 2007), and will forfeit the right to receive a distribution with respect to the unvested portion of the shares. The number of shares of common stock issued following a change in control will be based on the difference between the base prices and the share price as of the date the change in control occurs.

The Company estimated the fair value of option awards using the Black-Scholes option pricing model, and estimated the fair value of stock appreciation rights using a Monte Carlo simulation for an Asian type award. The following assumptions were used:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
Stock options granted to employees and non-employee board members:
Expected lives outstanding	—	—	—	5 years
Expected volatility	—	—	—	85%
Risk-free interest rates	—	—	—	3.4%
Expected dividend yield	—	—	—	0%

Stock appreciation rights granted to employees:
Expected lives outstanding	4.7 years	—	4.7 years	—
Expected volatility	77%	—	77%	—
Risk-free interest rates	4.1%	—	4.3%	—
Expected dividend yield	0%	—	0%	—

Employee stock purchase plan:
Expected lives outstanding	1 year	6 months - 2 years	1 year	6 months - 2 years
Expected volatility	66%	66%	66%	66%
Risk-free interest rates	3.3%	1.4%	3.3%	1.4%
Expected dividend yield	0%	0%	0%	0%

The estimated fair values of these awards are being amortized over the applicable vesting period.

Total stock-based compensation expense recorded in the financial statements was approximately $239,000 and $953,000 for the three months ended June 30, 2005 and June 30, 2004, respectively, which included $4,000 and $18,000 for stock options, $121,000 and $511,000 for the Employee Stock Purchase Plan, $347,000 and $411,000 for restricted share rights awarded, $0 and $12,000 of deferred compensation from restricted stock awards granted prior to 2003, and $473,000 and $0 for stock appreciation rights, respectively.

Total stock-based compensation expense recorded in the financial statements was approximately $1.1 million and $2.0 million for the six months ended June 30, 2005 and June 30, 2004, respectively, which included $9,000 and $40,000 for stock options, $283,000 and $1.1 million for the Employee Stock Purchase Plan, $804,000 and $794,000 for restricted share rights awarded, $0 and $25,000 of deferred compensation from restricted stock awards granted prior to 2003, and $712,000 and $0 for stock appreciation rights, respectively.

Arthur Benjamin, the Chief Executive Officer of the Enrollment Division, left the Company’s employ on April 15, 2005. Two additional Enrollment Division management employees also left the Company during the second quarter of 2005 before their stock awards were fully vested. As a result, stock based compensation for the three and six months ended June 30, 2005 reflects the reversal of $668,000 in previously recognized expense related to restricted share rights and $38,000 in previously recognized expense related to stock appreciation rights.

As required by SFAS No. 123, the Company presents pro forma disclosures of its net income using the fair value-based accounting model for awards granted prior to January 1, 2003, as shown below (in thousands, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
Net income
As reported	$1,559	$654	$2,160	$718
Add back: Stock-based compensation expense, as reported, net of tax	147	953	678	2,003
Subtract: Stock-based compensation expense, pro forma net of tax	(162)	(1,008)	(710)	(2,131)
Pro forma income	$1,544	$599	$2,128	$590
Net income per share, basic:
As reported	$0.07	$0.03	$0.10	$0.04
Pro forma	$0.07	$0.03	$0.10	$0.03
Net income per share, diluted:
As reported	0.07	$0.03	$0.10	$0.03
Pro forma	$0.07	$0.03	$0.10	$0.03

Goodwill and Identified Intangible Assets with Indefinite Lives

Goodwill and purchased intangible assets with indefinite useful lives are not amortized.  The Company reviews goodwill and identified intangible assets with indefinite lives for impairment annually and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable.

Long-Lived Assets—Including Identified Intangible Assets with Finite Lives

Intangible assets with finite lives are amortized using the straight-line method over the estimated economic lives of the assets, ranging from 5 to 8 years. The Company reviews long-lived assets to be held and used for impairment whenever there is an indication that the carrying amount may not be recoverable from future estimated cash flows. Arthur Benjamin, the Chief Executive Officer of the Enrollment Division, left the Company’s employ on April 15, 2005. The amortization of the fair value of Mr. Benjamin’s non-compete agreement has been accelerated to correspond with the resulting decrease in the term of the non-compete.

Beginning in the second quarter of 2005, quarterly amortization expense increased to approximately $160,000 from $120,000 as a result of the acceleration.  Through June 30, 2005, the Company’s management believes that there have been no indications of impairment of the Company’s long-lived assets.

Income Taxes

The current provision for income taxes represents actual or estimated amounts payable on tax return filings each year. Deferred tax assets and liabilities are recorded for the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying balance sheets, and for operating loss and tax credit carryforwards. The change in deferred tax assets and liabilities for the period measures the deferred tax provision or benefit for the period. Effects of changes in tax laws on deferred tax assets and liabilities are reflected as adjustments to the tax provision or benefit in the period in which the change in law is enacted. The Company’s deferred tax assets have been reduced by a valuation allowance to the extent that management has concluded that realization of the assets is not more likely than not at each balance sheet date.

The Company’s effective tax rate for the three and six months ended June 30, 2005 reflects the impact of non-deductible stock compensation and entertainment expenses, as well as the impact of limitations on the carryforward of certain state net operating losses. In addition to federal and state income tax expense, the Company recorded a $2.7 million increase to additional paid in capital during the first quarter of 2005 associated with the tax deduction resulting from the exercise of options to purchase 972,335 shares of common stock, which options were held by Blumenstein/Thorne Information Partners I, L.P (“BTIP”), an investment fund affiliated with the Company’s Chief Executive Officer.

Earnings Per Share

Basic earnings per share is computed by dividing net income for the period by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by: (i) adjusting net income for the effects, if any, of assuming the conversion of certain convertible securities; and (ii) adjusting the weighted average number of shares outstanding for the effects, if any, of common shares issuable upon the conversion or exercise of certain securities such as warrants and options for common stock outstanding during the period, if the effect of such adjustments is dilutive. Certain options, warrants and other common stock equivalents were dilutive as of June 30, 2005 and June 30, 2004 and, using the treasury stock method, resulted in an additional 466,025 and 540,349 weighted-average common shares outstanding for the computation of diluted earnings per share for the three and six months ended June 30, 2005 and an additional 2.0 and 2.1 million weighted-average common shares outstanding for the computation of diluted earnings per share for the three and six months ended June 30, 2004. Common stock equivalents for the three and six months ended June 30, 2005 which would have been included except for their anti-dilutive effect are 749,476 and 774,866. Common stock equivalents for the three and six months ended June 30, 2004 that would have been included except for their anti-dilutive effect are 263,202.

On February 1, 2005, 955,760 of 1,000,000 options held by BTIP were exercised at a price of $3.875 per share.  An additional 16,575 options were exercised on March 23, 2005 at the same exercise price.

The Company has not paid cash dividends on its stock, and is currently precluded from doing so under its borrowing agreements.

Comprehensive Income

Comprehensive income includes all changes in stockholders’ equity from non-owner sources. There were no adjustments to net income to arrive at comprehensive income for the three and six months ended June 30, 2005 and 2004.

Accounts Receivable

The Company maintains an allowance for doubtful accounts based upon the expected collection of accounts receivable. At June 30, 2005 and December 31, 2004, the allowance for doubtful accounts was $203,000 and $155,000, respectively.

Foreign Currency

The Company transacts business outside of the United States in the currency of the foreign country.  This includes the receipt of payments from customers and payments to vendors.  In accordance with Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation,” the Company values the foreign currency on a transaction basis and the gain or loss is included in net income.  For the three months ended June 30, 2005 and 2004, the Company recognized foreign currency exchange gain (loss) of approximately ($10,000) and $34,000, respectively.  For the six months ended June 30, 2005 and 2004, the Company recognized foreign currency exchange gain (loss) of approximately ($20,000) and $33,000, respectively.

Software Development Costs

The Company’s primary activities include ongoing development of internal-use software used in connection with delivery of services via its proprietary software platform and network. Pursuant to the provisions of the AICPA’s Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” costs incurred during the application development stage are capitalized and costs incurred during the preliminary project and the post-implementation stages are expensed as incurred. The Company capitalized $416,000 and $413,000 in software development costs for the three months ended June 30, 2005 and 2004, respectively. The Company capitalized $957,000 and $413,000 in software development costs for the six months ended June 30, 2005 and 2004, respectively. Given the Company’s ongoing investment and development, the Company expects to incur costs for the development of internal-use software in the future that are required to be capitalized and amortized over the software’s estimated useful life.

Capitalized software development costs are amortized using the straight-line method over their estimated useful lives, generally three years. Amortization begins when the software is ready for its intended use. The Company recorded $129,000 and $0 of amortization expense for the three months ended June 30, 2005 and 2004, respectively. The Company recorded $271,000 and $314,000 of amortization expense for the six months ended June 30, 2005 and 2004, respectively.

Other Accrued Liabilities

Other accrued liabilities are comprised primarily of accrued compensation expense and related taxes, as well as other accrued expense items as of each reporting date as shown below (in thousands):

	June 30, 2005	December 31, 2004
Accrued compensation and related taxes	$2,917	$3,617
Other accruals	2,315	2,203
Total other accrued liabilities	$5,232	$5,820

Treasury Stock

The Company accounts for treasury stock purchases at cost. As of June 30, 2005, the Company has withheld an aggregate of 14,926 shares of common stock with a cost of $148,000 in satisfaction of statutory tax withholding requirements upon the vesting of restricted share rights held by a former officer of the Company. These shares are presented as treasury stock in the condensed consolidated balance sheets.

(3) Debt

Revolving Line of Credit

In October 2003, the Company entered into an agreement with a bank to obtain a $10.0 million revolving line of credit (the “Revolver”) that matures on October 31, 2005. The interest rate on the Revolver is equal to the bank’s prime rate, which was 6.0% at June 30, 2005, plus 1.25%, but at no time will be less than 5.25%. The Revolver contains certain financial covenants, including requirements that the Company maintain specified minimum ratios of quick assets to current liabilities, minimum tangible net worth and minimum debt service coverage and a specified minimum level of Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”). The Revolver is secured by all of the Company’s assets. The Company was in compliance with all financial covenants as of June 30, 2005. The Company had no borrowings under the Revolver as of June 30, 2005.

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

Subordinated Notes

In conjunction with the acquisition of Datamark, in October 2003, the Company issued $20.0 million in senior subordinated secured notes (“Senior Subordinated Notes”) to a lender. The Senior Subordinated Notes require principal payments due in $5.0 million quarterly increments beginning December 31, 2007, with interest payments due quarterly beginning on December 31, 2003, at a rate of 12.5% per annum. The Senior Subordinated Notes are secured by all of the Company’s assets. In connection with the issuance of the Senior Subordinated Notes, the Company issued to the lender warrants to purchase 200,000 shares of common stock. The Company allocated $3.3 million of financing proceeds to the warrants based upon their fair value, which was estimated using the Black-Scholes option pricing model. The remaining $16.7 million of financing proceeds was allocated to the Senior Subordinated Notes. The discount attributable to the value of the warrants is being amortized as interest expense over the five-year term of the Senior Subordinated Notes. The Senior Subordinated Notes contain certain financial covenants, including minimum quick ratio, minimum tangible net worth, minimum debt service coverage and minimum EBITDA. The Company was in compliance with all financial covenants as of June 30, 2005.

Also in connection with the acquisition of Datamark in October 2003, the Company issued notes totaling $12.0 million to the selling stockholders (the “Seller Notes”).  The Seller Notes, with interest and principal due in 2008, were comprised of a series of notes issued to the selling stockholders, aggregating to $7.0 million (face amount), which bore simple interest at a rate of 10.0% per annum and another series of notes, aggregating to $5.0 million (face amount), which bear interest at a rate of 10.0%, compounded annually. All of the simple interest notes, as well as $3.0 million (face amount) of the annually compounding notes, were repaid in 2004.  The Company recorded $8.9 million for the Seller Notes at the time of their issuance based upon their estimated fair value, resulting in a discount in the original amount of $3.1 million, which was being amortized over the term of the debt using the effective interest method.  The effective interest rate on these notes, including the amortization of the recorded discount, is 14.9%.  The fair value of the Seller Notes was determined by an independent third party who considered, among other factors, the effective interest rate of the Senior Subordinated Notes, and other comparable debt securities. Due to the discounts on the Senior Subordinated Notes and Seller Notes, any payment of these debt obligations prior to their maturity results in additional interest expense due to the realization of the unamortized portions of the costs and discounts recorded. The early repayment of $7.5 million carrying value ($10.0 million face value) of Seller Notes during the fourth quarter of 2004 resulted in an additional $2.5 million interest charge. There is approximately $380,000 of discounts recorded against the $2.0 million (face value) of seller notes outstanding at June 30, 2005.

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

Capital Lease Obligations

In January 2004 the Company entered into an equipment lease with a vendor. The lease has an interest rate of 8.4% per annum and is to be repaid in 36 equal installments. At June 30, 2005, the Company had $217,000 outstanding under the lease. In April 2005 the Company entered into a second equipment lease with the vendor. The lease has an interest rate of 7.5% per annum and is to be repaid in 36 equal installments. At June 30, 2005, the Company had $503,000 outstanding under the lease.

Schedules of Long-Term Debt and Capital Lease Obligations

The following is a summary of the Company’s long-term debt and capital lease obligations as of June 30, 2005 and December 31, 2004, respectively (in thousands):

	June 30, 2005	December 31, 2004
Term loan	$—	$1,917
Seller notes, principal of $2.0 million	1,966	1,827
Senior subordinated notes, principal of $20.0 million	17,585	17,279
Capital lease obligations	720	284
Total	20,271	21,307
Less current portion	(307)	(1,136)
Long-term portion	$19,964	$20,171

The following is a schedule by year of future principal debt payments, as of June 30, 2005. Amounts represent the contractual cash payments of our debt and exclude debt discounts discussed above (in thousands):

Period ending December 31,	Senior Subordinated Notes	Seller Notes	Capital Leases	Total
2005	$—	$—	$150	$150
2006	—	—	320	320
2007	5,000	—	185	5,185
2008	15,000	2,000	65	17,065

Principal of debt obligations	$20,000	$2,000	$720	$22,720

(4) Commitments and Contingencies

Acquisition-related Contingency

The Utah State Tax Commission conducted a sales tax audit of Datamark for the period April 1, 2002 through December 31, 2002. Upon completion of the audit in November 2003, the Tax Commission claimed that Datamark owed $530,209 in sales tax plus continuing interest for a total assessment of approximately $590,000.  Datamark subsequently paid $52,000 to the Tax Commission. In February 2004, Datamark appealed the assessment in an administrative proceeding before the Tax Commission captioned Datamark, Inc. v. Auditing Division, Utah State Tax Commission, Appeal No. 03-1679, Account No. E76142. Datamark disputes the Tax Commission’s claims and is prosecuting its appeal.  The former stockholders of Datamark have agreed to indemnify the Company for any liability arising from this matter to the extent that such liability relates to periods ending prior to October 31, 2003. Although the Company cannot predict with certainty the outcome of this dispute, management believes that its ultimate resolution will not have a material adverse effect on the operating results or financial position of the Company.

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

Datamark Acquisition Indemnification

The Datamark stock purchase agreement provides for certain indemnification of eCollege by the selling stockholders, severally and not jointly. The selling stockholders are liable to eCollege for indemnification if and only to the extent that the aggregate indemnifiable damages incurred by eCollege exceed $500,000. This limitation on indemnification does not apply to claims involving certain disputes known at the time of the acquisition or to certain breaches of the representations of the selling stockholders under the stock purchase agreement, including indemnification for damages incurred by eCollege associated with any unpaid or unrecorded liabilities for taxes related to periods prior to October 31, 2003.

To satisfy, in part, these indemnification obligations, $5.0 million of the purchase price was placed in escrow, of which approximately $980,000 remains in escrow at June 30, 2005 as a reserve for possible liabilities and expenses related to the Utah sales tax dispute described above. In addition, eCollege has the right to offset up to the $2.0 million balance owed under the Seller Notes for indemnified claims.

Internal Revenue Service Audit of Datamark

During the second quarter of 2005, the Internal Revenue Service (“IRS”) began an audit of the Datamark federal income tax return for the period ended October 31, 2003, the closing date of Datamark's acquisition by eCollege. The IRS has issued a notice of proposed adjustment related to deductions totaling approximately $1.1 million. The IRS is disputing the timing of deductions of approximately $1.1 million related to bonuses and vacation accruals not paid within 2 ½ months of year-end and proposes disallowing a $48,000 deduction related to key man insurance. In addition, the IRS has informed the Company that it is analyzing and may dispute the treatment of transaction costs incurred in connection with the sale of Datamark to eCollege. The Company believes that any additional tax liability resulting from this audit would borne by the selling stockholders and would reduce the Company's obligation to pay the selling stockholders upon receipt of the tax refund for the period in question. The Company believes that the ultimate resolution of this issue will not have a material adverse effect on the operating results or financial position of the Company.

Demand for Arbitration by Former Datamark Executive

In July 2005, the Company received a letter from counsel to Arthur Benjamin, who was Datamark’s Chief Executive Officer until April 15, 2005. The letter alleged unspecified breaches by eCollege and/or Datamark of Mr. Benjamin’s employment agreement and related agreements, including without limitation Mr. Benjamins stock appreciation rights agreement, and demanded that the Company submit such disputes to binding arbitration as contemplated by the employment agreement. The Company believes that neither it nor Datamark has breached any obligations to Mr. Benjamin and intends to defend such allegations.

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

Operating Lease Obligations

The Company leases office space and equipment under various non-cancelable operating leases. At June 30, 2005 the aggregate future minimum lease commitments were as follows (in thousands):

Period ending December 31,	Commitments
2005	$1,015
2006	2,142
2007	1,920
2008	981
2009	817
Thereafter	1,748
$8,623

(5) Segment Information

Description of Segments

Beginning October 31, 2003, as a result of the acquisition of Datamark, the Company organized its operations into two business segments: eLearning and Enrollment. The organizational structure is based on factors that management uses to evaluate, view and run its business operations which include, but are not limited to, customer base, homogeneity of products, technology and delivery channels. The business segments are based on this organizational structure and information reviewed by eCollege’s management to evaluate the associated business group results. A description of the types of products and services provided by each reportable segment follows:

•

eLearning, as an ASP, provides its customers access to its software products, which include online courses and campuses as well as content management, program management, reporting and evaluation solutions. eLearning also provides services that complement its software, including course development and support, instructional design consulting and training, content solutions, technical consulting and technical support for administrators, faculty and students. eLearning’s suite of products and services provides customers with the flexibility to either outsource the development of their online campus and courses, or to select individual products and services to meet their unique needs.

•

Enrollment provides lead generation, enrollment and student retention marketing services primarily to proprietary post-secondary education institutions. Enrollment’s solutions include direct mail, interactive marketing solutions and media placement, as well as custom research, admissions shopper, admissions training and retention services. These solutions are used by higher education institutions to increase student enrollment leads, conversion rates and retention rates.

Segment Data

The results of the reportable segments are derived directly from eCollege’s internal management reporting system. The accounting policies used to derive reportable segment results are the same as those used by the consolidated Company. Management measures the performance of each segment based on several metrics, including income from operations. These results are used, in part, to evaluate the performance of, and to assign resources to, each of the segments. A significant portion of total consolidated expenditures are directly attributable to the two business segments. However, certain operating expenses, which are separately managed at the corporate level, are not allocated to segments. These unallocated costs include executive management salaries and benefits; certain corporate finance and legal salaries and benefits; audit, consulting and legal costs incurred on a corporate level; rent and occupancy costs for the Company’s Chicago office; amortization of intangibles; income taxes; and debt costs. There was no inter-segment revenue for the three and six months ended June 30, 2005 and 2004.

Selected financial information for each reportable segment, together with a reconciliation of segment information to eCollege’s consolidated total, was as follows for the three and six months ended June 30, 2005 and 2004 (in thousands):

	For the Three Months Ended June 30, 2005
	eLearning	Enrollment	Corporate	Total
Revenue	$10,011	$13,076	$—	$23,087

Income from operations	$3,693	$2,036	$(2,057)	$3,672

	For the Three Months Ended June 30, 2004
	eLearning	Enrollment	Corporate	Total
Revenue	$8,477	$12,463	$—	$20,940

Income from operations	$2,886	$1,828	$(2,782)	$1,932

	For the Six Months Ended June 30, 2005
	eLearning	Enrollment	Corporate	Total
Revenue	$20,016	$26,870	$—	$46,886

Income from operations	$7,842	$3,921	$(6,093)	$5,670

	For the Six Months Ended June 30, 2004
	eLearning	Enrollment	Corporate	Total
Revenue	$16,684	$23,862	$—	$40,546

Income from operations	$5,142	$3,681	$(5,509)	$3,314

Segment information for the three and six months ended June 30, 2004 has been reclassified to conform to the presentation for the three and six months ended June 30, 2005. Certain operating expenses managed at the corporate level, as detailed above in the first paragraph under the caption “Segment Data”, were previously allocated to the business segments but are unallocated and shown at the corporate level in the current presentation.

Assets are allocated to the individual segments based on the primary segment benefiting from the assets. Corporate assets are composed primarily of cash and cash equivalents, goodwill and purchased intangible assets. The table below shows total assets by segment and the reconciliation of segment assets to eCollege’s consolidated total assets as of June 30, 2005 and December 31, 2004 (in thousands):

	June 30, 2005	December 31, 2004
eLearning	17,651	$11,139
Enrollment	20,220	17,166
Goodwill and intangible assets	64,669	65,456
Corporate	26,348	24,054
	$128,888	$117,815

Significant Customer Information

One customer accounted for 21% and 20% of consolidated revenue (and 32% and 30% of Enrollment division revenue) for the three and six months ended June 30, 2005, respectively. No customer represented 10% or more of eLearning division revenue for the three and six months ended June 30, 2005. One customer accounted for 13% and 16% of consolidated revenue (and 17% and 22% of Enrollment division revenue) for the three and six months ended June 30, 2004, respectively. A different customer represeted 12% of eLearning division’s revenue for the three and six months ended June 30, 2004.

At June 30, 2005, no customer represented 10% or more of consolidated accounts receivable. At June 30, 2005, two customers accounted for 29% of the eLearning division’s accounts receivable (16% and 13% respectively). Three different customers accounted for 38% (13%, 13%, and 12% respectively) of the Enrollment division’s accounts receivable at June 30, 2005. At June 30, 2004, two customers accounted for 21% (11% and 10% respectively) of the Company’s consolidated accounts receivable. At June 30, 2004, two customers accounted for 46% (27% and 19% respectively) of the eLearning division’s accounts receivable and two different customers accounted for 26% (15% and 11% respectively) of the Enrollment division’s accounts receivable balance.

Geographic Information

Substantially all of the Company’s assets are located in and substantially all of the Company’s operating results are derived from operations in the United States.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements in this Item 2 and elsewhere in this Report on Form 10-Q contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 which reflect our current expectations and beliefs regarding the Company’s future results of operations and performance and other future developments. You can identify these forward-looking statements when you see us using words such as "expect," "anticipate," "estimate," "plan," "believe" and other similar expressions, and such statements include, but are not limited to, statements concerning the Company’s plans to offer additional products or services, the timing of any such offerings and the expected benefits to customers of any such offerings; expected technology developments; the Company’s growth strategy; future financial and operating results; future enrollment levels; future levels of capital expenditures; future levels of enrollment marketing expenditures by customers and the allocation of such expenditures among available sources of leads; expected seasonality; and any other statements that are not historical facts.

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

You can obtain access to our other SEC filings from the Investor Relations section of our website at www.eCollege.com as soon as reasonably practicable after those reports are electronically filed with or furnished to the SEC. However, our website should not be considered a part of this filing.

The following discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and Notes thereto appearing elsewhere in this Report on Form 10-Q as well as our other SEC filings.

References in this Report on Form 10-Q to “eCollege,” the “Company”, “we”, “us” or “our” refer to eCollege.com and its subsidiaries unless the context otherwise indicates.

Overview

eCollege is an outsource provider of value added information services to the post-secondary education industry. Our eLearning division provides technology, products and services that enable colleges, universities and K-12 schools to offer online distance and hybrid educational programs as well as on-campus courses. Datamark, our Enrollment division, provides integrated enrollment marketing services to the proprietary post-secondary school industry. Our growth strategies are aimed at providing value added information services along the student life cycle to our target market, which consists of for-profit and growth oriented not-for-profit post-secondary schools, colleges, universities and K-12 schools in the United States and Canada. The student life cycle is the chain of activities and interactions a student goes through, from the beginning of the decision to enroll in or return to school, throughout the completion of courses and programs, all the way to graduation and career placement/progression. Our goal is to provide our customer institutions with value added solutions along this chain.

Our Solution

eLearning

The eCollege System SM consists of our proprietary hosted software and services that create and support the operational and academic needs of our customers for their online programs and includes: eCollege Teaching Solutions SM, eCollege Program Administration Solutions SM, and our technology infrastructure. The eCollege Teaching Solutions include our fully online course product (eCourse) designed for distance learning and hybrid learning (which encompasses both online and face-to-face class sessions), eCompanion, our lower-priced online supplement to a face-to-face or on-campus course, and eCollege Content Manager, which is designed to help customers efficiently manage Web-based content items. Our Program Administration Solutions assist our customers’ administrators in enhancing overall program quality and efficient administration, and include online portal products, consulting services, a wide range of standard and custom reports and instructor evaluation solutions. eCollege also offers a suite of professional services that complement its Teaching and Program Administration Solutions.

Enrollment Marketing

Datamark’s products and services focus on recruiting (lead generation), enrollment (lead conversion) and student retention. Lead generation products consist primarily of direct mail, interactive marketing and media placement solutions. With respect to enrollment products and services, Datamark offers lead conversion systems and training to enhance the performance of a school’s admissions staff, as well as interactive and direct mail post-lead communication campaigns to increase the number of leads that actually convert into enrollments. Datamark’s retention marketing products and services include a suite of tools for identifying “at risk” prospects or students, communication plans to motivate those prospects to enroll and start and those students to stay in school, and monitoring and response plans to keep track of students as they progress through the program.

Our products and services, as well as the manner in which we price and sell our products and services, have not changed significantly from the way we described these items in our Annual Report on Form 10-K for the year ended December 31, 2004. Therefore, please refer to that report for a detailed description of our products and services.

Seasonality

Our eLearning customers offer traditional, as well as quarterly, bi-monthly and monthly course terms to their students. We typically host more courses during the spring academic term than in the summer or fall terms. As a result, consecutive academic term enrollment results are not directly comparable. In addition to the seasonality associated with our customers’ academic terms with regard to our eLearning revenue, our Enrollment division has some seasonality associated with quarterly revenue resulting from spending patterns related to our customers’ enrollment marketing activities. In this regard, our Enrollment division has historically seen stronger revenue in the third and fourth quarters as customers increase spending for the next calendar year. This pattern can be impacted by the timing of specific marketing projects ordered by our customers, but we expect to see similar patterns in 2005. Therefore, we believe it is best to compare our consolidated financial results on a year over year same quarter basis.

Critical Accounting Policies

Revenue recognition, accounting for stock-based compensation, accounting for the issuance of debt obligations, valuation of goodwill and identifiable intangible assets, amortization of intangible assets, software development costs and income taxes are all critical accounting policies for our Company. These policies have been discussed with, and are evaluated by, our Audit Committee and are consistent with the policies in effect during 2004. Each of the policies is discussed in detail in our Annual Report on Form 10-K under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies.”

Results of Operations for the Three Months Ended June 30, 2005 and 2004

Revenue.  Revenue increased $2.2 million, or 10%, to $23.1 million for the three months ended June 30, 2005 from $20.9 million for the three months ended June 30, 2004. The Enrollment division was responsible for $613,000 of this increase, primarily due to a $2.3 million increase in interactive marketing revenues and an increase of $259,000 in revenue from other sources, offset in part by a $1.9 million decrease in revenue from direct mail marketing services. The eLearning division contributed $1.5 million of the increase, primarily due to a $1.3 million increase in student fees from online courses and a net increase in revenue from other sources of $216,000.

At the eLearning division, student fees represented $8.9 million and $7.6 million of total revenue for the three months ended June 30, 2005 and 2004, respectively, an increase of $1.3 million, or 17%.  Our eLearning customers benefit from volume discounts on their student technology fees based on the success of their distance programs. In addition, they often guarantee a minimum amount of student technology fees for each year they are under contract with us, for which they receive further discounts on our services. Therefore, the 17% increase in our student fee revenue was not directly proportional to the increase in our customers’ online student enrollments. eCourse starts increased 30% to approximately 287,000 enrollments for the Spring (January 1 – May 15) 2005 term from approximately 220,000 enrollments for the Spring 2004 term.  We expect eCourse starts to increase 52% to approximately 160,000 for the Summer (May 16 – August 15) 2005 term from approximately 105,000 for the Summer 2004 term.  We expect the trend of distance enrollment growth outpacing associated revenue growth to continue for the remainder of 2005.

Campus and course development fees represented $303,000 and $516,000 of total revenue for the three months ended June 30, 2005 and 2004, respectively, a decrease of $213,000, or 41%. The decrease is primarily the result of a decline in course development and course maintenance revenue attributable to an increasing number of customers taking advantage of our products and tools to design and develop their own courses.

Other eLearning revenue increased by $429,000, or 111%, to $817,000 for the three months ended June 30, 2005 from $388,000 for the three months ended June 30, 2004. The increase is attributable to a greater demand for our technical and academic consulting services during the 2005 period as compared to the prior year period.

With respect to our Enrollment division, revenue from direct mail marketing activities was $7.2 million and $9.1 million, respectively, for the three months ended June 30, 2005 and 2004, a decrease of $1.9 million or 21%. We have observed a shift in product mix for the lead generation market from direct mail marketing to interactive lead generation. We anticipate that this trend will continue, although we believe direct mail will continue to be an integral part of lead generation well into the future. Direct mail accounted for 55% of the total Enrollment division revenue we recognized for the three months ended June 30, 2005 compared to 73% of Enrollment division revenue for the three months ended June 30, 2004.

Revenue from interactive marketing services increased by $2.3 million, or 112%, to $4.3 million for the three months ended June 30, 2005 from $2.0 million for the three months ended June 30, 2004, due primarily to increased acceptance of the internet as a vehicle for lead generation. This increase in interactive marketing revenue was the primary reason for the decrease in direct mail revenue as a percentage of Enrollment division total revenue, as interactive marketing revenue growth exceeded direct mail revenue growth. Interactive marketing accounted for 33% of total Enrollment division revenue for the three months ended June 30, 2005 as compared to 16% for the prior year period.

Media placement revenue increased $68,000, or 8%, to $930,000 for the three months ended June 30, 2005 from $862,000 for the three months ended June 30, 2004. The increase is primarily due to increases of approximately $105,000 in revenue from print placement services and $60,000 in other media revenue, and a decrease of $98,000 in revenue from our television and radio placement services.

Other enrollment marketing revenue increased by $191,000, or 41%, to $660,000 for the three months ended June 30, 2005 from $469,000 for the three months ended June 30, 2004. The increase resulted primarily from the addition of a new continuing education customer.

Cost of Revenue.  Cost of revenue for the three months ended June 30, 2005 increased by $1.0 million, or 9%, to $11.8 million from $10.8 million for the three months ended June 30, 2004. The Enrollment division’s cost of revenue was $8.8 million for the three months ended June 30, 2005, an increase of $343,000, or 4%, from $8.4 million for the three months ended June 30, 2004. The Enrollment division’s cost of revenue as a percentage of revenue decreased from 67.6% for the 2004 period to 67.1% for the 2005 period. The modest decrease as a percentage of revenue is attributable to shifting product mix from direct mail to interactive marketing as well as improved margins for our interactive business due to automation and the introduction of a new service model. The eLearning division’s cost of revenue increased by $682,000, or 32%, to $2.8 million for the three months ended June 30, 2005 from $2.1 million for the three months ended June 30, 2004. The increase as a percentage of revenue is attributable to a $72,000 increase in amortization expense related to our capitalized software development costs combined with an increase in sales commissions and sales bonuses for new customer contracts closed during the quarter and an increase in customer conversion costs. Corporate cost of revenue was $199,000 for the three months ended June 30, 2005, a decrease of $27,000, or 12%, from $226,000 for the three months ended June 30, 2004. The decrease is the result of lower stock-based compensation expense for the 2005 period.

Gross Profit.  We realized gross profit of $11.3 million and $10.1 million for the three months ended June 30, 2005 and 2004, respectively, resulting in an 11% or $1.2 million increase. The Enrollment division contributed $4.3 million to our gross profit for the three months ended June 30, 2005, up from $4.0 million for the three months ended June 30, 2004. The increase of $269,000 primarily related to the increase in sales at the Enrollment division and a modest increase in gross profit as a percentage of revenue resulted from a shift in product mix and improvements in margins from interactive marketing as discussed above. The eLearning division contributed $7.2 million to our gross margin for the three months ended June 30, 2005, up from $6.3 million for the three months ended June 30, 2004. The increase of $851,000 resulted from the increase in our higher margin student fee revenue. Corporate gross loss was $199,000 for the three months ended June 30, 2005, a decrease of $27,000, or 12%, from a gross loss of $226,000 for the three months ended June 30, 2004. The decrease is attributable to lower stock-based compensation expense in the 2005 period.

Product Development.  After the impact of capitalized software development costs, product development expenses remained relatively flat at $1.7 million for the three months ended June 30, 2005 and 2004.  For the three months ended June 30, 2005 and 2004, capitalized software development costs remained flat at approximately $400,000.  We continue to focus our efforts on increasing the functionality of all products and the development of new product lines that enhance our current offerings.

Selling and Marketing.  Selling and marketing expenses increased by $196,000, or 8%, to $2.6 million for the three months ended June 30, 2005 from $2.4 million for the three months ended June 30, 2004. The Enrollment division recorded $1.3 million of selling and marketing expenses for the three months ended June 30, 2005, an increase of $112,000 from the $1.2 million for the three months ended June 30, 2004. The increase is primarily attributable to an increase in business development costs. The eLearning division’s selling and marketing expenses remained relatively flat at $1.1 million for the three months ended June 30, 2005, and 2004. Corporate selling and marketing expenses were $181,000 and $81,000 for the three months ended June 30, 2005 and 2004, respectively, an increase of $100,000. The increase is primarily the result of an increase in stock-based compensation expense.

General and Administrative.  General and administrative expenses decreased by $789,000, or 21%, to $2.9 million for the three months ended June 30, 2005 from $3.7 million for the three months ended June 30, 2004. The decrease resulted primarily from a $706,000 reversal of stock-based compensation expense for three former employees and an $800,000 decrease in bonus compensation expense. These decreases were partially offset by $487,000 in additional costs for the Company’s assessment of internal control over financial reporting as required by the Sarbanes-Oxley Act of 2002 and related audit fees, as well as the annual audit of our financial statements. Additional factors include an increase in personnel costs as well as rent and other expenses related to the corporate offices in Chicago.

We record non-cash stock-based compensation in connection with the grant of stock options, stock awards under our Employee Stock Purchase Plan, stock appreciation rights and restricted share rights to employees, officers, and directors in accordance with SFAS 123 which we adopted January 1, 2003. The deferred charges are being amortized over the relevant vesting periods of such awards, which range from one to five years. We recorded $239,000 of stock-based compensation in the three months ended June 30, 2005, a decrease of $714,000 from the $953,000 recorded in the three months ended June 30, 2004. The decrease reflects the $706,000 reversal of stock-based compensation for three former employees and a $390,000 decrease in expenses associated with the Employee Stock Purchase Plan, offset in part by $473,000 associated with stock appreciation rights granted during the fourth quarter of 2004 and the first quarter of 2005. Expenses associated with restricted stock grants decreased by $76,000, and option related expenses decreased by $15,000. A portion of the Company’s non-cash stock-based compensation expense was allocated to cost of revenue, selling and marketing expense, and product development expense, as appropriate, based on the recipients of the awards; however the majority of the stock-based compensation expense relates to our executive team and was therefore included in general and administrative expense.

Amortization of Intangible Assets.  Amortization of intangible assets was $414,000 and $373,000 for the three months ended June 30, 2005 and 2004. Amortization of intangible assets consists entirely of the amortization of identified intangible assets which we recorded in connection with the Datamark acquisition. Specifically, customer relationships with an estimated value of $8.1 million are being amortized over their estimated useful lives of eight years, and non-compete agreements valued at $2.4 million are being amortized over their estimated useful lives of five years. Arthur Benjamin, the Chief Executive Officer of the Enrollment Division, left the Company’s employ on April 15, 2005. Beginning in the second quarter of 2005, the amortization of the fair value of Mr. Benjamin’s non-compete agreement was accelerated to correspond with the resulting decrease in the term of the non-compete, increasing to approximately $160,000 a quarter from $120,000.

Other Income (Expense).  Interest expense decreased by $330,000, or 26%, to $933,000 for the three months ended June 30, 2005 from $1.3 million for the three months ended June 30, 2004. The decrease is due to the prepayment in December 2004 of $10.0 million (face amount) of the Sellers Notes and the repayment of the $1.7 million remaining balance on the Term Loan in March 2005. Interest and other income increased by $64,000, or 914%, to $71,000 for the three months ended June 30, 2005 from $7,000 for the three months ended June 30, 2004. The increase is primarily attributable to interest earned on cash balances from the use of interest bearing sweep accounts in the 2005 period.

Income taxes.  Income tax expense increased by $1.2 million, or 5600%, to $1.3 million for the three months ended June 30, 2005 from $22,000 for the three months ended June 30, 2004. The increase is due to our increasing profitability and our conclusion that it is more likely than not that the Company will realize the tax benefits associated with deferred tax assets created by net operating loss carryforwards. Prior to this conclusion, and the resulting recognition of deferred tax assets related to net operating loss carryforwards, income tax expense was offset by equivalent reductions in the valuation reserve against the deferred tax asset. We had no cash expenditures for income taxes for the three months ended June 30, 2005.

Net income.  Our net income increased to $1.6 million or $0.07 per basic and diluted share for the three months ended June 30, 2005, from net income of $654,000 or $0.03 per basic and diluted share for the three months ended June 30, 2004.

Results of Operations for the Six Months Ended June 30, 2005 and 2004

Revenue.  Revenue increased $6.3 million, or 15.6%, to $46.9 million for the six months ended June 30, 2005 from $40.5 million for the six months ended June 30, 2004. The Enrollment division was responsible for $3.0 million of this increase, primarily due to a $4.3 million increase in interactive marketing revenues and an increase of $1.3 million in other enrollment marketing and media revenue, offset in part by a $2.6 million decrease in revenue from direct mail marketing services.

The eLearning division contributed $3.3 million of the increase, primarily due to a $2.8 million increase in student fees from online courses and a net increase in revenue from other sources of $577,000.

At the eLearning division, student fees represented $17.7 million and $14.9 million of total revenue for the six months ended June 30, 2005 and 2004, respectively, an increase of $2.8 million, or 18%. Our eLearning customers benefit from volume discounts on their student technology fees based on the success of their distance programs. In addition, they often guarantee a minimum amount of student technology fees for each year they are under contract with us, for which they receive further discounts on our services. Therefore, the 18% increase in our student fee revenue was not directly proportional to the increase in our customers’ online student enrollments.  eCourse starts increased 30% to approximately 287,000 enrollments for the spring (January 1 – May 15) 2005 term from approximately 220,000 for the Spring 2004 term.  We expect eCourse starts to increase 52% to approximately 160,000 for the Summer (May 16 – August 15) 2005 term from approximately 105,000 for the Summer 2004 term.  We expect the trend of distance enrollment growth outpacing associated revenue growth to continue for the remainder of 2005.

Campus and course development fees represented $590,000 and $979,000 of total revenue for the six months ended June 30, 2005 and 2004, respectively, a decrease of $389,000, or 40%. The decrease results primarily from a $384,000 decrease in course development and course maintenance revenue attributable to an increasing number of customers taking advantage of our products and tools to design and develop their own courses.

Other eLearning revenue increased by $966,000, or 127%, to $1.7 million for the six months ended June 30, 2005 from $758,000 for the six months ended June 30, 2004. The increase is attributable to a greater demand for our technical and academic consulting services during the 2005 period as compared to the prior year period.

With respect to our Enrollment division, revenue from direct mail marketing activities was $15.7 million and $18.3 million, respectively, for the six months ended June 30, 2005 and 2004, a decrease of $2.6 million. We have observed a shift in product mix for the lead generation market from direct mail marketing to interactive lead generation. We anticipate that this trend will continue although we believe direct mail will continue to be an integral part of lead generation well into the future. Direct mail accounted for 58% of the total Enrollment division revenue we recognized for the six months ended June 30, 2005 compared to 77% of Enrollment division revenue for the six months ended June 30, 2004.

Revenue from interactive marketing services increased by $4.3 million, or 141%, to $7.4 million for the six months ended June 30, 2005 from $3.1 million for the six months ended June 30, 2004 due to increased acceptance of the internet as a vehicle for lead generation. The increase in interactive marketing revenue was the primary reason for the decrease in direct mail revenue as a percentage of Enrollment division total revenue, as interactive marketing revenue growth exceeded direct mail revenue growth. Interactive marketing accounted for 28% of the total Enrollment division for the six months ended June 30, 2005 compared to 13% for the six months ended June 30, 2004.

Media placement revenue increased $164,000, or 10%, to $1.8 million for the six months ended June 30, 2005 from $1.6 million for the six months ended June 30, 2004. The increase is primarily due to increases of approximately $155,000 in revenue from print placement services and $59,000 in other media revenue, and a decrease of $52,000 in revenue from our television and radio placement services.

Other enrollment marketing revenue increased by $1.1 million, or 131%, to $1.9 million for the six months ended June 30, 2005 from $839,000 for the six months ended June 30, 2004. The increase resulted primarily from the addition of a new continuing education customer.

Cost of Revenue.  Cost of revenue for the six months ended June 30, 2005 increased by $2.8 million, or 14%, to $23.7 million from $20.8 million for the six months ended June 30, 2004. The Enrollment division’s cost of revenue was $17.9 million for the six months ended June 30, 2005, an increase of $2.4 million, or 15%, from $15.5 million for the six months ended June 30, 2004. Enrollment division cost of revenue as a percentage of revenue increased from 65.0% to 66.5%. The increase as a percentage of revenue is primarily attributable to shifting product mix from direct mail to interactive marketing services as well as start-up costs associated with new product lines. The eLearning division’s cost of revenue increased by $592,000, or 12%, to $5.4 million for the six months ended June 30, 2005 from $4.8 million for the six months ended June 30, 2004. The decrease as a percentage of revenue is primarily attributable to a $170,000 decrease in amortization expense related to our capitalized software development costs. Corporate cost of revenue was $415,000 for the six months ended June 30, 2005, a decrease of $128,000, or 24%, from $543,000 for the six months ended June 30, 2004. The decrease is the result of lower stock-based compensation expense for the 2005 period.

Gross Profit.  We realized gross profit of $23.2 million and $19.7 million for the six months ended June 30, 2005 and 2004, respectively, resulting in an 18% or $3.5 million increase. The Enrollment division contributed $9.0 million to our gross profit for the six months ended June 30, 2005, up from $8.4 million for the six months ended June 30, 2004. The increase of $634,000 related to the increased sales in the Enrollment division, while the lower margin as a percentage of revenue is due to a shift in product mix from direct mail to interactive marketing and start-up costs associated with new product lines. The eLearning division contributed $14.6 million to our gross profit for the six months ended June 30, 2005, up from $11.9 million for the six months ended June 30, 2004. The increase of $2.7 million resulted from the increase in our higher margin student fee revenue. Corporate gross loss was $415,000 for the six months ended June 30, 2005, a decrease of $128,000, or 24%, from the $543,000 loss for the six months ended June 30, 2004. The increase is attributable to lower stock-based compensation expense in the 2005 period.

Product Development.  After the impact of capitalized software development costs, product development expenses remained relatively flat at approximately $3.5 million for the six months ended June 30, 2005 and 2004. Capitalized software development costs for the six months ended June 30, 2005 and 2004 were $957,000 and $413,000 respectively. We continue to focus our efforts on increasing the functionality of all products and the development of new product lines that enhance our current offerings.

Selling and Marketing.  Selling and marketing expenses remained unchanged at $5.1 million for the six months ended June 30, 2005 and 2004. The Enrollment division recorded $2.6 million of selling and marketing expenses for the six months ended June 30, 2005 and 2004. The eLearning division had $2.2 million of selling and marketing expenses for the six months ended June 30, 2005, a decrease of $68,000 from the $2.3 million in expenses for the six months ended June 30, 2004, primarily due to a decrease in new business development and marketing costs partially offset by an increase in account management expenses. Corporate selling and marketing expenses increased $111,000 to $298,000 for the six months ended June 30, 2005 from $187,000 for the six months ended June 30, 2004. The increase is primarily the result of an increase in stock-based compensation expense.

General and Administrative.  General and administrative expenses increased by $1.2 million, or 16%, to $8.2 million for the six months ended June 30, 2005 from $7.1 million for the six months ended June 30, 2004. Of this increase, $1.4 million related to additional costs for the Company’s assessment of internal control over financial reporting as required by the Sarbanes-Oxley Act of 2002 and related audit fees, as well as the annual audit of our financial statements. Other factors contributing to the increase in the 2005 period compared to the 2004 period were additional personnel and compensation costs and expenses related to the corporate offices in Chicago. Partially offsetting these items was the $706,000 reversal of stock-based compensation expense for three former employees, a decrease in bonus compensation expense and a decline in recruiting fees.

We record non-cash stock-based compensation in connection with the grant of stock options, stock awards under our Employee Stock Purchase Plan, stock appreciation rights and restricted share rights to employees, officers, and directors in accordance with SFAS 123 which we adopted January 1, 2003. The deferred charges are being amortized over the relevant vesting periods of such awards, which range from one to five years. We recorded $1.1 million of stock-based compensation in the six months ended June 30, 2005, a decrease of $900,000 from the $2.0 million recorded in the six months ended June 30, 2004. The decrease reflects an $863,000 decrease in expenses associated with the Employee Stock Purchase Plan and a $706,000 reversal of stock-based compensation for three former employees, partially offset by $712,000 associated with stock appreciation rights granted during the fourth quarter of 2004 and the first quarter of 2005. Expenses associated with restricted stock grants decreased by $13,000, and option related expenses decreased by $31,000. A portion of stock-based compensation expense was allocated to cost of revenue, selling and marketing expense, and product development expense, as appropriate, based on the recipients of the awards; however the majority of the stock-based compensation expense relates to our executive team and was therefore included in general and administrative expense.

Amortization of Intangible Assets.  Amortization of intangible assets was $786,000 and $746,000 for the six months ended June 30, 2005 and 2004. Amortization of intangible assets consists entirely of the amortization of identified intangible assets which we recorded in connection with the Datamark acquisition. Specifically, customer relationships with an estimated value of $8.1 million are being amortized over their estimated useful lives of eight years, and non-compete agreements valued at $2.4 million are being amortized over their estimated useful lives of five years. Arthur Benjamin, the Chief Executive Officer of the Enrollment Division, left the Company’s employ on April 15, 2005. Beginning in the second quarter of 2005, the amortization of the fair value of Mr. Benjamin’s non-compete agreement has been accelerated to correspond with the resulting decrease in the term of the non-compete, increasing to approximately $160,000 a quarter from $120,000.

Other Income (Expense).  Interest expense decreased by $593,000, or 24%, to $1.9 million for the six months ended June 30, 2005 from $2.5 million for the six months ended June 30, 2004. The decrease is due to the prepayment in December 2004 of $10.0 million (face amount) of the Seller Notes and the repayment of the $1.7 million remaining balance on the Term Loan in March 2005. Interest and other income (expense) increased by $107,000 to $80,000 for the six months ended June 30, 2005 from ($27,000) for the six months ended June 30, 2004. The increase is primarily attributable to interest earned on cash balances from the use of interest bearing sweep accounts in the 2005 period.

Income taxes.  Income tax expense increased by $1.6 million, or 2600%, to $1.7 million for the six months ended June 30, 2005 from $62,000 for the six months ended June 30, 2004. The increase is due to our increasing profitability and our conclusion that it is more likely than not that the Company will realize the tax benefits associated with deferred tax assets created by net operating loss carryforwards. Prior to this conclusion, and the resulting recognition of deferred tax assets related to net operating loss carryforwards, income tax expense was offset by equivalent reductions in the valuation reserve against the deferred tax asset. We had no cash expenditures for income taxes for the six months ended June 30, 2005.

Net income.  Our net income increased to $2.2 million or $0.10 per basic and diluted share for the six months ended June 30, 2005, from net income of $718,000 or $0.04 per basic share and $0.03 per diluted share for the six months ended June 30, 2004.

Liquidity and Capital Resources

The Company’s cash and cash equivalents increased by $4.7 million from $8.2 million at December 31, 2004 to $12.9 million at June 30, 2005. The increase from December 31, 2004 was primarily due to cash provided by operating activities of $4.8 million and cash provided by financing activities of $2.5 million, offset by cash used in investing activities of $2.6 million. Included in cash provided by financing activities for the six months ended June 30, 2005 was $4.5 million received from issuing additional common stock upon the exercise of stock options. On February 1, 2005, 955,760 of 1,000,000 options held by BTIP were exercised at a price of $3.875 per share.  An additional 16,575 options were exercised on March 23, 2005 at the same exercise price. Major cash uses for financing activities for the six months ended June 30, 2005 included the repayment of the $1.9 million balance of our Term Loan. Included in cash used in investing activities for the six months ended June 30, 2005 were $1.6 million of property and equipment purchases and $957,000 of capitalized software development costs.

The Company’s $10.0 million Revolver matures on October 31, 2005 and has an interest rate equal to the bank’s prime rate, which was 6.0% at June 30, 2005, plus 1.25%, but at no time less than 5.25%. The Revolver contains certain financial covenants, including requirements that the Company maintain specified minimum ratios of quick assets to current liabilities, minimum tangible net worth and minimum debt service coverage and a specified minimum level of EBITDA. The Revolver is secured by all the Company’s assets. We were in compliance with all financial covenants contained in the Revolver as of June 30, 2005.

We expect our current cash and cash equivalents, together with cash generated from operations, to meet our working capital and capital expenditure requirements for at least the next twelve months.

Recent Accounting Pronouncements

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections ("SFAS No. 154"), which will require entities that voluntarily make a change in accounting principle to apply that change retrospectively to prior periods' financial statements, unless this would be impracticable. SFAS No. 154 supersedes Accounting Principles Board Opinion No. 20, Accounting Changes ("APB No. 20"), which previously required that most voluntary changes in accounting principle be recognized by including in the current period's net income the cumulative effect of changing to the new accounting principle. SFAS No. 154 also makes a distinction between "retrospective application" of an accounting principle and the "restatement" of financial statements to reflect the correction of an error. Another significant change in practice under SFAS No. 154 will be that if an entity changes its method of depreciation, amortization, or depletion for long-lived, non-financial assets, the change must be accounted for as a change in accounting estimate. Under APB No. 20, such a change would have been reported as a change in accounting principle. SFAS No. 154 applies to accounting changes and error corrections that are made in fiscal years beginning after December 15, 2005.

On December 16, 2004, the FASB issued FASB Statement No. 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)), which is a revision of SFAS 123. SFAS 123(R) supersedes APB No. 25, and amends FASB Statement No. 95, “Statement of Cash Flows." Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires that all share-based payments to employees, including grants of employee stock options, be recognized in the statement of operations based on their fair values. Pro forma disclosure is no longer an alternative following the adoption of SFAS 123(R). The Company is in the process of evaluating the impact of SFAS 123(R) on its consolidated financial statements. SFAS 123(R) must be adopted no later than the beginning of the first fiscal year following June 15, 2005. The Company plans to adopt SFAS 123(R) using the modified prospective method effective January 1, 2006.

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

A Significant Portion of Our Revenue Is Generated From a Relatively Small Number of Customers.

Revenue from a small number of customers has comprised a substantial portion of the historical revenue of eLearning and Datamark and is expected to represent a substantial portion of divisional revenue for the foreseeable future. For the three months ended June 30, 2005, our 30 largest eLearning customers accounted for 70% of eLearning division revenue and the 30 largest customers of the Enrollment division accounted for 88% of Enrollment division revenue. One institution (Corinthian Colleges) that is a customer of both the eLearning and Enrollment divisions accounted for approximately 21% of consolidated revenue in the three months ended June 30, 2005. Any cancellation, deferral, or significant reduction in work performed for these principal customers, or failure to collect accounts receivable from these principal customers, could have a material adverse effect on our business, financial condition, and results of operations.

Our Stock Price Is Likely to be Volatile.

The market price of our common stock has been and is likely to continue to be volatile and could be subject to significant fluctuations in response to factors such as the following, some of which are beyond our control:

•	Quarterly variations in our operating results;
•	Operating results that vary from the expectations of securities analysts and investors;
•	Changes in expectations as to our future financial performance;
•	Announcements of technological innovations or new products by us or our competitors;
•	Changes in market valuations of other online service companies or our customers;
•	Future sales of our common stock;
•	Stock market price and volume fluctuations;
•	General political and economic conditions, such as a recession, further military action or additional terrorist attacks, or interest rate or currency rate fluctuations; and
•	Other risk factors discussed in this report.

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

Key personnel have left the Company over the years, and there may be additional departures of key personnel from time to time. On April 15, 2005, Arthur Benjamin, who served as Executive Vice President of eCollege and Chairman and Chief Executive Officer of the Enrollment division, left the Company’s employ. During his tenure at Datamark, Mr. Benjamin developed significant customer relationships, and eCollege intends to maintain those relationships in the future. There can be no assurance, however, that Mr. Benjamin’s departure will not have a material adverse effect on our business, financial condition and results of operations.

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

As of June 30, 2005, the Company’s principal debt obligations totaled approximately $19.6 million ($22.0 million face value). Of this amount, $17.6 million ($20.0 million face value) is secured by all of our assets. Our debt could have important consequences to our stockholders. Because of our substantial debt:

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

Certain Aspects Of The Datamark Acquisition Could Negatively Impact Our Financial Results.

Certain aspects of the Datamark acquisition could negatively impact our financial results. We recorded a significant portion of the approximate $70.3 million purchase price as goodwill and identifiable intangible assets. Intangible assets resulting from acquisitions require significant judgment in terms of establishing their fair value, determining appropriate amortization periods, and assessing such intangibles, including goodwill, for impairment in the future. It is possible that our review of such intangible assets in the future could determine that they are impaired and the amount of such impairment could be significant. We recorded approximately $10.5 million of the purchase price as identifiable intangible assets, which will cause us to record additional non-cash amortization expense in the future and which will also be reviewed periodically for impairment in the future. An impairment charge could be material, if it is determined that an impairment of the assets has occurred. We are also incurring interest expense related to the fair value of the warrants issued in connection with the Senior Subordinated Notes and the discount to fair value of the Seller Notes. We also have increased cash interest expense due to the debt we incurred to finance the acquisition, and will be required to repay the face amount of these debt instruments ($22.0 million as of June 30, 2005) upon their maturity. All of these additional expenses and cash outflows could negatively impact our financial results, financial position, and liquidity.

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

We May be Unable to Sustain Profitability.

Although we have reported net income for each fiscal quarter beginning with the period ended March 31, 2003, and Datamark, under its previous owners and structure, had realized net income for each reporting period since 2001, there can be no guarantee that we will be able to sustain profitability. We believe that our success depends, among other things, on our ability to increase our revenue by further developing existing customer relationships and developing new relationships with colleges, universities, and other potential customers without increasing our expenses at the same rate. If we are unable to continue to increase our revenue, our business and financial results will be materially and adversely affected.

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

For further discussion of these material weaknesses and our remediation efforts, see Item 4 “Controls and Procedures.”

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

Increases in Costs of Revenue Could Harm Datamark's Business.

The direct marketing activities of Datamark may be adversely affected by increases in certain costs. Datamark’s direct mail activities may be adversely affected by postal rate increases, especially increases that are imposed without sufficient advance notice to allow adjustments to be made to marketing budgets. With regards to Datamark’s interactive marketing services, rising demand for online advertising has in the past and may in the future cause Internet media prices to increase. Because Datamark is generally obligated under its contracts to deliver a specified number of leads at a specified price, Datamark may be unable to adjust its pricing to reflect increased Internet lead costs until contracts expire and are renegotiated. Any of these occurrences could materially and adversely affect the business, financial condition and results of operations of Datamark and eCollege as a whole.

Our Business and Future Operating Results Are Subject to a Broad Range of Uncertainties Arising Out of Terrorist Attacks on the United States of America.

Our business and operating results are subject to uncertainties arising out of terrorist attacks on the United States of America. These uncertainties include the potential worsening or extension of the global economic slowdown and the economic consequences of further military action or additional terrorist activities. While terrorist attacks have not had a material impact on our financial position or results of operations to date, any future attacks or events arising as a result of the attacks, such as interruptions to the international telecommunications network or the internet, could have a material impact on our business.

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

These exposures are directly related to our normal operating and funding activities. Historically, and as of June 30, 2005, we have not used derivative instruments or engaged in hedging activities.

Additionally, the Company does not have significant exposure to changing interest rates on invested cash, which was $12.9 million at June 30, 2005. Historically we have invested available cash in overnight interest bearing accounts, money market accounts, certificates of deposit and investment grade commercial paper that generally had maturities of three months or less, as well as debt securities of United States government agencies and corporate bonds. The Company’s investment policy requires that its investment portfolio be limited to investment securities of one year or less in maturity. Furthermore, all of our invested cash is in overnight interest bearing accounts, money market accounts or in a short-term certificate of deposit as of June 30, 2005. As a result, the interest rate market risk implicit in these investments at June 30, 2005 is low. However, factors influencing the financial condition of securities issuers may impact their ability to meet their financial obligations and could impact the realizability of our securities portfolio. The Company has not undertaken any other interest rate market risk management activities.

A hypothetical ten percent change in market interest rates over the next year would not have a material effect on the fair value of the Company’s debt instruments or our cash equivalents nor would it materially impact the earnings or cash flow associated with our cash investments. See Note 3 to the Consolidated Financial Statements for further information on the fair value of the Company’s financial instruments. Although our revolving line of credit bears interest at an adjustable rate of prime plus 1.25%, a hypothetical ten percent change in the market rates as of June 30, 2005 would not have a material effect on our earnings and cash flows in 2005, because we anticipate drawing on our line of credit only for short-term working capital needs during 2005.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains a Disclosure Committee, comprised of the Chief Executive Officer, President and Chief Operating Officer, Chief Financial Officer, Chief Executive Officer of Datamark, Chief Operating Officer of Datamark, President of eLearning Division, General Counsel, Chief Technology Officer and Director of Corporate Accounting. The Company is required to maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, and because of the material weaknesses discussed below, the Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2005, the Company’s disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

Except for the remediation efforts described below as occurring during the second quarter of 2005, there were no other changes in the Company’s internal control over financial reporting during the second quarter of 2005 which have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, using the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management’s assessment identified the following material weaknesses as of December 31, 2004. As disclosed in previous public filings, the Company has taken a number of actions to remediate the material weaknesses identified. The following chart details each material weakness and the actions taken by the Company to remediate such weakness:

Material Weakness	Remediation Actions

The Company’s policies and procedures do not provide for effective analysis of and implementation of new accounting pronouncements. Prior to the issuance of the Company’s June 30, 2004 interim financial statements, a material error was identified in the accounting for the Company’s Employee Stock Purchase Plan under SFAS No. 123, Accounting for Stock-Based Compensation, which the Company voluntarily adopted in 2003. In August 2004 the Company restated its financial statements as of and for the year ended December 31, 2003 and as of and for the interim period ended June 30, 2004.

Procedures have been implemented for the review of accounting pronouncements that may impact the Company’s financial statements, including the preparation of “white papers” documenting the analysis of the impact of such pronouncements on the Company’s financial statements. This process began during the third quarter of 2004 and continues as of the date of this filing.

The Company has increased the scope and frequency of meetings between the Company’s accounting staff and its external auditors. This process began during the third quarter of 2004 and continues as of the date of this filing.

The Company has established a separate corporate accounting function at the corporate headquarters in Chicago, Illinois. This function includes the position of Director of Corporate Accounting, which was filled in August of 2004, and the position of Manager of Corporate Accounting, which was filled on August 1, 2005. Both positions include responsibility for the implementation and analysis of new accounting pronouncements that may impact the Company’s financial statements.

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

Management has evaluated the structure and staffing of the accounting operations throughout the Company. This process began during the second quarter of 2004 and was completed during the second quarter of 2005.

As a result of this evaluation, the Company has:

•      Established a separate corporate accounting function at the corporate headquarters in Chicago, Illinois which includes the positions of Director of Corporate Accounting (filled in August 2004) and Manager of Corporate Accounting (filled in August 2005).

•      Filled key accounting positions and upgraded others at the eLearning division accounting operations in Denver, Colorado. This process began during the fourth quarter of 2004 and was completed in the first quarter of 2005.

•      Added accounting staff at the Enrollment division accounting operations in Salt Lake City, Utah. This process was begun during the second quarter of 2004 and was completed during the first quarter of 2005.

As of June 30, 2005, the Company had a total of 16 employees in its accounting operations, an increase of 5 from June 30, 2004. Of these employees, 5 are Certified Public Accountants, an increase of 3 from the prior year.

The Enrollment division accounting has been moved to the Company’s common accounting platform. This process began during the fourth quarter of 2004 and was completed during the first quarter of 2005. Integration work continues as of the date of this filing.

Checklists to ensure that accounting staff are familiar with the accounting requirements for their areas of responsibility are being implemented. This process began during the third quarter of 2004 and continues as of the date of this filing.

Detailed financial close procedures and related checklists have been implemented, including the review and approval of accounting entries, account reconciliations and consolidation entries. This process began during the fourth quarter of 2004 and continues as of the date of this filing.

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

Functional responsibilities within the eLearning division and corporate accounting groups have been realigned to address the segregation of duties control issues. These changes were implemented during the fourth quarter of 2004 and were completed during the second quarter of 2005.

Operational processes associated with the whistleblower hotline have been changed to address the monitoring control issues. These changes were implemented and completed during the second quarter of 2005.

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

Relationships with outside advisors, such as tax consultants, have been broadened. This process began in the third quarter of 2004 and continues as of the date of this filing.

The Company has initiated a study of sales and use tax for both operating divisions. The study is being conducted by an outside advisor. The study began during the first quarter of 2005 and continues as of the date of this filing.

The Company is also evaluating the cost and benefit of adding a full time tax position to the Company’s accounting organization. This process began during the second quarter of 2005 and continues as of the date of this filing.

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

The Company has established a separate corporate accounting function at the corporate headquarters in Chicago, Illinois. This function includes the position of Director of Corporate Accounting, which was filled in August of 2004 and the position of Manager of Corporate Accounting, which was filled on August 1, 2005. Both positions include responsibility for the implementation and analysis of non-routine and complex accounting transactions that may impact the Company’s financial statements.

Relationships with outside advisors, such as tax consultants, have been broadened. This process began in the third quarter of 2004 and continues as of the date of this filing.

Management believes that the staffing and process changes and other remediation actions shown above will be effective to remediate these material weaknesses; however, certain of the corrective processes, procedures and controls must operate for a period of time and be tested over multiple quarters in order for the related material weaknesses to be considered remediated. Accordingly, the Company will continue to monitor the effectiveness of its internal control over financial reporting as it relates to the remaining material weaknesses and will make any further changes management deems appropriate. In addition, the Company will continue to be vigilant in reviewing and identifying areas of improvement in its internal controls over financial reporting and creating and implementing new policies and procedures as deemed appropriate. To facilitate this process, the Company is creating an internal audit function; a Director of Internal Audit. The controller of the Enrollment division transferred to this new position on August 8, 2005. The Company intends to fill the vacancy in the divisional controller position as quickly as possible and has developed a transition plan to ensure that the divisional controller’s duties are performed effectively pending the new hire.

PART II

OTHER INFORMATION

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in Chicago, Illinois, on this 11th day of August, 2005.

eCollege.com

/s/ Oakleigh Thorne
Name: Oakleigh Thorne
Title: Chief Executive Officer and Chairman of the Board of Directors
(principal executive officer)

/s/ Reid E. Simpson
Name: Reid E. Simpson
Title: Chief Financial Officer
(principal financial officer)