Form 10-Q
period 2005-09-30
ECOLLEGE COM
filed 2005-11-09
CIK 1085653

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).Yes ☐ No ☒

As of November 8, 2005, 21,918,585 shares of our common stock were outstanding.

FORM 10-Q

For the Three and Nine Months Ended September 30, 2005

PART I

FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

eCollege.com and subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except per share data)

(unaudited)

	September 30, 2005	December 31, 2004

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$16,156	$8,223
Accounts receivable, net of allowances of $231 and $155, respectively	17,279	12,166
Accrued revenue receivable	2,293	250
Other current assets	1,660	1,195
Deferred income taxes	3,182	1,927
Total current assets	40,570	23,761

Accounts receivable, net of current portion	489	—
Property and equipment, net	6,536	5,265
Software development costs, net	2,824	2,103
Deferred income taxes	18,344	19,846
Intangible assets, net	9,159	10,359
Goodwill	55,097	55,097
Other assets	947	1,384
TOTAL ASSETS	$133,965	$117,815
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$7,266	$8,215
Other accrued liabilities	6,019	5,820
Customer advances	1,263	1,493
Deferred revenue, current portion	7,116	2,297
Current portion of capital lease obligations	313	136
Current income taxes	—	305
Current portion of long-term debt	—	1,000
Total current liabilities	21,977	19,266

LONG-TERM LIABILITIES:
Deferred revenue, net of current portion	44	67
Other liabilities	385	395
Capital lease obligations, net of current portion	332	148
Long-term debt, net of current portion	19,782	20,023
Total long-term liabilities	20,543	20,633
Total liabilities	42,520	39,899

COMMITMENTS AND CONTINGENCIES (Note 4)

STOCKHOLDERS’ EQUITY:
Preferred stock, no par value; 5,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value, 50,000 shares authorized, 21,901 and 20,719 shares issued, respectively, and 21,886 and 20,704 shares outstanding, respectively	219	207
Additional paid-in capital	139,251	127,739
Treasury stock at cost, 15 shares	(148)	(148)
Warrants, restricted stock rights, and options for common stock	6,679	8,601
Deferred compensation	(2)	(4)
Accumulated deficit	(54,554)	(58,479)
Total stockholders’ equity	91,445	77,916
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$133,965	$117,815

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these consolidated balance sheets.

eCollege.com and subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004

REVENUE:
eLearning:
Student fees	$9,252	$7,868	$26,954	$22,815
Campus and course fees	290	451	880	1,429
Other eLearning	868	478	2,592	1,238
Enrollment Marketing:
Direct mail	9,225	9,978	24,933	28,274
Interactive marketing	4,831	4,128	12,272	7,221
Media placement services	673	856	2,460	2,481
Other enrollment marketing	1,280	532	3,213	1,380
Total revenue	26,419	24,291	73,304	64,838

COST OF REVENUE:
eLearning cost of revenue	3,327	2,407	9,109	7,726
Enrollment marketing cost of revenue	10,194	10,480	28,067	25,980
Total cost of revenue	13,521	12,887	37,176	33,706
Gross profit	12,898	11,404	36,128	31,132

OPERATING EXPENSES:
Product development	1,976	1,545	5,421	5,022
Selling and marketing	2,331	2,317	7,448	7,443
General and administrative	4,211	4,743	12,425	11,807
Amortization of intangible assets	414	373	1,200	1,119
Total operating expenses	8,932	8,978	26,494	25,391
INCOME FROM OPERATIONS	3,966	2,426	9,634	5,741

OTHER INCOME (EXPENSE):
Interest income and other income (expense), net	89	7	172	(13)
Interest expense	(947)	(1,285)	(2,863)	(3,800)
INCOME BEFORE INCOME TAXES	3,108	1,148	6,943	1,928

INCOME TAXES:
Provision for income tax	(1,342)	(40)	(3,018)	(102)
NET INCOME	$1,766	$1,108	$3,925	$1,826

BASIC NET INCOME PER SHARE	$0.08	$0.05	$0.18	$0.09
DILUTED NET INCOME PER SHARE	$0.08	$0.05	$0.18	$0.08

WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC	21,871	20,411	21,670	20,254
WEIGHTED AVERAGE SHARES OUTSTANDING – DILUTED	22,522	21,926	22,353	22,376

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

eCollege.com and subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Nine Months Ended
	September 30, 2005	September 30, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,925	$1,826
Adjustments to reconcile net income to net cash provided by operating activities—
Provision for doubtful accounts	232	86
Depreciation	2,087	1,786
Amortization of capitalized internal-use software development costs	425	314
Amortization of intangible assets	1,200	1,119
Amortization of debt issuance costs and discounts on debt	173	783
Interest accrued on long-term debt	512	900
Stock-based compensation	2,058	2,853
Loss on disposition of equipment, net	46	73
Deferred income taxes	2,921	—
Changes in-
Accounts receivable and accrued revenue receivable	(7,388)	(7,930)
Other current assets	(465)	(774)
Other assets	(224)	66
Accounts payable and accrued liabilities	(750)	4,824
Deferred revenue and customer advances	4,566	4,718
Other liabilities	(36)	(58)
Net cash provided by operating activities	9,282	10,586
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,715)	(2,074)
Proceeds from disposition of property and equipment	—	6
Capitalized software costs	(1,240)	(1,013)
Reclassification of restricted cash to long-term investments	—	(516)
Net cash paid for business acquisition costs	—	(154)
Net cash used in investing activities	(3,955)	(3,751)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	4,690	1,981
Payment of stock issuance costs	—	(10)
Payments on capital equipment leases	(167)	(93)
Proceeds from and payments on line of credit, net	—	323
Payments on term loan	(1,917)	(750)
Net cash provided by financing activities	2,606	1,451
NET INCREASE IN CASH AND CASH EQUIVALENTS	7,933	8,286
CASH AND CASH EQUIVALENTS, beginning of period	8,223	15,974
CASH AND CASH EQUIVALENTS, end of period	$16,156	$24,260
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$2,007	$3,112
SCHEDULE OF NON-CASH ACTIVITIES:
Financed hardware purchases	$529	$443
Acquisition of treasury stock included in accrued liabilities	$—	$67
Restricted stock forfeited in lieu of related tax liabilities	$109	$44

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

(2) Summary of Significant Accounting Policies

Consolidation and Operating Segments

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such regulations. The unaudited condensed consolidated financial statements reflect all adjustments and disclosures that are, in the opinion of management, necessary for a fair presentation. All such adjustments are of a normal recurring nature. The results of operations for the interim period ended September 30, 2005 are not necessarily indicative of the results for the full fiscal year.

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

Revenue Recognition

The majority of the Company’s revenue for the three and nine months ended September 30, 2005 was generated from enrollment fees for students enrolled in online courses, direct mail advertising campaigns and interactive marketing services. The Company also generated revenue from media placement services. Other eLearning revenue includes service fees for academic, technical and other professional consulting services. Other enrollment marketing revenue consists of fees from training, retention, admissions shopper and research services.

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

The majority of eLearning division revenue is earned by charging a per-enrollment technology service fee to customers for access to their online distance education courses and our help desk. A smaller percentage of revenue is generated by our online campus-based course supplements for we charge an annual license fee for up to a predetermined number of users. For Program Administration Solutions, which include our online portal products as well as program management, reporting and evaluation services, the Company generally charges: 1) a one time set-up and design fee to implement an online campus, and 2) an annual license, hosting and maintenance fee for access to software. We sell our professional services on a fixed-fee contract basis as well as standard hourly rates.

Student fees are recognized on a per enrollment basis over each course's specific academic term or over the length of the student fee license purchased by the customer, depending upon contract terms. An enrollment is generally defined as one user in one course for one academic term. No billing occurs, and no revenue is recognized, for cancelled classes and student withdrawals or drops that occur before the agreed-upon enrollment census date that is the basis for amounts billed. Campus license, hosting, and maintenance fees, including the design and development of a customer's campus, are recognized on a straight-line basis from the campus launch date through the end of the relevant contract period or the expected life of the customer relationship, whichever is greater. The average recognition period for these campus fees is approximately three years.

Professional services revenue is derived from either fixed fee or time and materials consulting contracts and recognized as services are performed. The Company also offers customers the option to purchase blocks of course development service hours, based on our standard hourly rates.

Enrollment Division

Enrollment division revenues are primarily generated from the sale of direct mail, interactive marketing and media placement services. The Company derives other revenue from research services, admissions training, admissions shopper and retention services.

It is the Enrollment division’s practice to execute contracts or work orders of various lengths for direct mail advertising campaigns, typically up to three months in duration.  In most cases individual direct mail projects typically take ten to eighteen business days to complete with payments due two days before marketing materials are mailed.

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

Other enrollment marketing revenue sources include retention services, admissions training, admissions shopper and research services and bundled lead generation and admissions services. Student retention services agreements have terms of not less than six months and are typically one year in length. Datamark charges a fee based on the number of students actively enrolled in a particular month, as well as a one-time product implementation fee that is recognized as revenue over the contract period. Contracts for admissions training, admissions shopper and research services are negotiated based on scope of work. These services are provided on an hourly or project rate and are recognized at the time of performance of the service or over the length of the service period. For its bundled lead generation and admissions solution, Datamark receives a share of tuition revenue per enrollment.

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

The table below summarizes the awards granted and the respective fair values (in thousands) of those awards for the three and nine month periods ended September 30, 2005 and 2004.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
Stock options granted to employees and non-employee board members:
Shares underlying award	—	—	—	3,264
Aggregate fair value of award	$—	$—	$—	$41

Stock appreciation rights granted to employees:
Shares underlying award	—	1,100,000	1,170,000	1,100,000
Aggregate fair value of award	$—	$5,419	$6,103	$5,419

Restricted stock awards granted to employees:
Shares underlying award	5,984	7,964	19,192	69,788
Aggregate fair value of award	$89	77	$255	1,312

Employee stock purchase plan:
Shares underlying award	—	—	103,464	37,624
Aggregate fair value of award	$—	$—	$461	$253

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

The Company estimated the fair value of option awards using the Black-Scholes option pricing model, and estimated the fair value of stock appreciation rights using a Monte Carlo simulation for an Asian type award. The following assumptions were used:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
Stock options granted to employees and non-employee board members:
Expected lives outstanding	—	—	—	5 years
Expected volatility	—	—	—	85%
Risk-free interest rates	—	—	—	3.4%
Expected dividend yield	—	—	—	0%

Stock appreciation rights granted to employees:
Expected lives outstanding	—	4.7 years	4.7 years	4.7 years
Expected volatility	—	77%	77%	77%
Risk-free interest rates	—	3.2%	4.3%	3.2%
Expected dividend yield	—	0%	0%	0%

Employee stock purchase plan:
Expected lives outstanding	—	—	1 years	6 months - 2 years
Expected volatility	—	—	66%	66%
Risk-free interest rates	—	—	3.3%	1.4%
Expected dividend yield		—	0%	0%

The estimated fair values of these awards are being amortized over the applicable vesting period.

Total stock-based compensation expense recorded in the financial statements was approximately $955,000 and $849,000 for the three months ended September 30, 2005 and September 30, 2004, respectively, which included $3,000 and $12,000 for stock options, $115,000 and $359,000 for the Employee Stock Purchase Plan, $348,000 and $431,000 for restricted share rights awarded, and $489,000 and $47,000 for stock appreciation rights, respectively.

Total stock-based compensation expense recorded in the financial statements was approximately $2.1 million and $2.9 million for the nine months ended September 30, 2005 and September 30, 2004, respectively, which included $12,000 and $53,000 for stock options, $398,000 and $1.5 million for the Employee Stock Purchase Plan, $483,000 and $1.2 million for restricted share rights awarded, and $1.2 million and $47,000 for stock appreciation rights, respectively.

Arthur Benjamin, the Chief Executive Officer of the Enrollment Division, left the Company’s employ on April 15, 2005. Two additional Enrollment Division management employees also left the Company during the second quarter of 2005 before their stock awards were fully vested. As a result, stock based compensation for the nine months ended September 30, 2005 reflects the reversal of $668,000 in previously recognized expense related to restricted share rights and $38,000 in previously recognized expense related to stock appreciation rights.

As required by SFAS No. 123, the Company presents pro forma disclosures of its net income using the fair value-based accounting model for awards granted prior to January 1, 2003, as shown below (in thousands, except per share data):

	For the Three Months Ended September 30,		For the Nine months ended September 30,
	2005	2004	2005	2004
Net income
As reported	$1,766	$1,108	$3,925	$1,826
Add back: Stock-based compensation expense, as reported, net of tax	543	819	1,163	2,702
Subtract: Stock-based compensation expense, pro forma net of tax	(552)	(865)	(1,202)	(2,873)
Pro forma income	$1,757	$1,062	$3,886	$1,655
Net income per share, basic:
As reported	$0.08	$0.05	$0.18	$0.09
Pro forma	$0.08	$0.05	$0.18	$0.08
Net income per share, diluted:
As reported	0.08	$0.05	$0.18	$0.08
Pro forma	$0.08	$0.05	$0.17	$0.07

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

The amortization of the fair value of Mr. Benjamin’s non-compete agreement has been accelerated to correspond with the resulting decrease in the term of the non-compete. Beginning in the second quarter of 2005, quarterly amortization expense increased to approximately $160,000 from $120,000 as a result of the acceleration.  Through September 30, 2005, the Company’s management believes that there have been no indications of impairment of the Company’s long-lived assets.

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

The Company’s effective tax rate for the three and nine months ended September 30, 2005 reflects the impact of non-deductible stock compensation and other expenses, as well as the impact of limitations on net operating loss carryforwards in certain states. In addition to federal and state income tax expense, the Company recorded a $2.7 million increase to additional paid in capital during the first quarter of 2005 associated with the tax deduction resulting from the exercise of options to purchase 972,335 shares of common stock, which options were held by Blumenstein/Thorne Information Partners I, L.P (“BTIP”), an investment fund affiliated with the Company’s Chief Executive Officer. The Company also recorded a $264,000 increase to additional paid in capital associated with the tax deduction resulting from other options exercised during the nine months ended September 30, 2005.

Earnings Per Share

Basic earnings per share is computed by dividing net income for the period by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by: (i) adjusting net income for the effects, if any, of assuming the conversion of certain convertible securities; and (ii) adjusting the weighted average number of shares outstanding for the effects, if any, of common shares issuable upon the conversion or exercise of certain securities such as warrants and options for common stock outstanding during the period, if the effect of such adjustments is dilutive. Certain options, warrants and other common stock equivalents were dilutive as of September 30, 2005 and September 30, 2004 and, using the treasury stock method, resulted in an additional 650,949 and 683,004 weighted-average common shares outstanding for the computation of diluted earnings per share for the three and nine months ended September 30, 2005 and an additional 1.5 and 2.1 million weighted-average common shares outstanding for the computation of diluted earnings per share for the three and nine months ended September 30, 2004. Common stock equivalents for the three and nine months ended September 30, 2005 which would have been included except for their anti-dilutive effect are 481,489 and 694,266. Common stock equivalents for the three and nine months ended September 30, 2004 that would have been included except for their anti-dilutive effect are 1.5 million and 970,000, respectively.

On February 1, 2005, 955,760 of 1,000,000 options held by BTIP were exercised at a price of $3.875 per share.  An additional 16,575 options were exercised on March 23, 2005 at the same exercise price.

The Company has not paid cash dividends on its stock, and is currently precluded from doing so under its borrowing agreements.

Comprehensive Income

Comprehensive income includes all changes in stockholders’ equity from non-owner sources. There were no adjustments to net income to arrive at comprehensive income for the three and nine months ended September 30, 2005 and 2004.

Accounts Receivable

The Company maintains an allowance for doubtful accounts based upon the expected collection of accounts receivable. At September 30, 2005 and December 31, 2004, the allowance for doubtful accounts was $231,000 and $155,000, respectively.

Foreign Currency

The Company transacts business outside of the United States in the currency of the foreign country.  This includes the receipt of payments from customers and payments to vendors.  In accordance with Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation,” the Company values the foreign currency on a transaction basis and the gain or loss is included in net income.  For the three months ended September 30, 2005 and 2004, the Company recognized foreign currency exchange gain (loss) of approximately $5,000 and $(24,000), respectively.  For the nine months ended September 30, 2005 and 2004, the Company recognized foreign currency exchange gain (loss) of approximately ($15,000) and $55,000, respectively.

Software Development Costs

The Company’s primary activities include ongoing development of internal-use software used in connection with delivery of services via its proprietary software platform and network. Pursuant to the provisions of the AICPA’s Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” costs incurred during the application development stage are capitalized and costs incurred during the preliminary project and the post-implementation stages are expensed as incurred. The Company capitalized $283,000 and $600,000 in software development costs for the three months ended September 30, 2005 and 2004, respectively. The Company capitalized $1,240,000 and $1,103,000 in software development costs for the nine months ended September 30, 2005 and 2004, respectively. Given the Company’s ongoing investment and development, the Company expects to incur costs for the development of internal-use software in the future that are required to be capitalized and amortized over the software’s estimated useful life.

Capitalized software development costs are amortized using the straight-line method over their estimated useful lives, generally three years. Amortization begins when the software is ready for its intended use. The Company recorded $155,000 and $20,000 of amortization expense for the three months ended September 30, 2005 and 2004, respectively. The Company recorded $425,000 and $314,000 of amortization expense for the nine months ended September 30, 2005 and 2004, respectively.

Other Accrued Liabilities

Other accrued liabilities are comprised primarily of accrued compensation expense and related taxes, as well as other accrued expense items as of each reporting date as shown below (in thousands):

	September 30, 2005	December 31, 2004
Accrued compensation and related taxes	$3,399	$3,617
Other accruals	2,620	2,203
Total other accrued liabilities	$6,019	$5,820

Treasury Stock

The Company accounts for treasury stock purchases at cost. As of September 30, 2005, the Company has withheld an aggregate of 14,926 shares of common stock with a cost of $148,000 in satisfaction of statutory tax withholding requirements upon the vesting of restricted share rights held by a former officer of the Company. These shares are presented as treasury stock in the condensed consolidated balance sheets.

(3) Debt

Revolving Lines of Credit

In October 2003, the Company entered into an agreement with a bank to obtain a $10.0 million revolving line of credit (the “Prior Revolver”) that matured on October 30, 2005. The interest rate on the Prior Revolver was equal to the bank’s prime rate plus 1.25% (8.0% at September 30, 2005), but at no time less than 5.25%. The Prior Revolver contained certain financial covenants, including requirements that the Company maintain specified minimum ratios of quick assets to current liabilities, minimum tangible net worth and minimum debt service coverage and a specified minimum level of Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”).

The Prior Revolver was secured by all of the Company’s assets. The Company was in compliance with all financial covenants as of September 30, 2005. The Company had no borrowings under the Prior Revolver as of September 30, 2005.

Effective October 30, 2005, the Company restructured its bank credit facility and obtained a $15.0 million revolving line of credit (the “New Revolver”) that matures on October 31, 2007. The interest rate on the New Revolver is equal to the bank’s prime rate. The New Revolver contains certain financial covenants, including requirements that the Company maintain a specified minimum ratio of quick assets to current liabilities and a specified minimum level of EBITDA. The New Revolver is secured by all of the Company’s assets.

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

Subordinated Notes

In conjunction with the acquisition of Datamark, in October 2003, the Company issued $20.0 million in senior subordinated secured notes (“Senior Subordinated Notes”) to a lender. The Senior Subordinated Notes require principal payments due in $5.0 million quarterly increments beginning December 31, 2007, with interest payments due quarterly beginning on December 31, 2003, at a rate of 12.5% per annum. The Senior Subordinated Notes are secured by all of the Company’s assets. In connection with the issuance of the Senior Subordinated Notes, the Company issued to the lender warrants to purchase 200,000 shares of common stock. The Company allocated $3.3 million of financing proceeds to the warrants based upon their fair value, which was estimated using the Black-Scholes option pricing model. The remaining $16.7 million of financing proceeds was allocated to the Senior Subordinated Notes. The discount attributable to the value of the warrants is being amortized as interest expense over the five-year term of the Senior Subordinated Notes. The Senior Subordinated Notes contain certain financial covenants, including minimum quick ratio, minimum tangible net worth, minimum debt service coverage and minimum EBITDA. The Company was in compliance with all financial covenants as of September 30, 2005.

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

Due to the discounts on the Senior Subordinated Notes and Seller Notes, any payment of these debt obligations prior to their maturity results in additional interest expense due to the realization of the unamortized portions of the costs and discounts recorded. The early repayment of $7.5 million carrying value ($10.0 million face value) of Seller Notes during the fourth quarter of 2004 resulted in an additional $2.5 million interest charge. There is approximately $361,000 of discounts recorded against the $2.0 million (face value) of Seller Notes outstanding at September 30, 2005. The Senior Subordinated Notes also contain a provision that provides for the acceleration of all interest payments due through October 31, 2006 upon early extinguishment of the debt prior to October 31, 2006.

Capital Lease Obligations

In January 2004 the Company entered into an equipment lease with a vendor. The lease has an interest rate of 8.4% per annum and is to be repaid in 36 equal installments. At September 30, 2005, the Company had $182,000 outstanding under the lease.

In April 2005 the Company entered into a second equipment lease with the vendor. The lease has an interest rate of 7.5% per annum and is to be repaid in 36 equal installments. At September 30, 2005, the Company had $463,000 outstanding under the lease.

Schedules of Long-Term Debt and Capital Lease Obligations

The following is a summary of the Company’s long-term debt and capital lease obligations as of September 30, 2005 and December 31, 2004, respectively (in thousands):

	September 30, 2005	December 31, 2004
Term loan	$—	$1,917
Seller notes, principal of $2.0 million	2,041	1,827
Senior subordinated notes, principal of $20.0 million	17,741	17,279
Capital lease obligations	645	284
Total	20,427	21,307
Less current portion	(313)	(1,136)
Long-term portion	$20,114	$20,171

The following is a schedule by year of future principal debt payments, as of September 30, 2005. Amounts represent the contractual cash payments of our debt and exclude debt discounts discussed above (in thousands):

Period ending December 31,	Senior Subordinated Notes	Seller Notes	Capital Leases	Total
2005	$—	$—	$76	$76
2006	—	—	320	320
2007	5,000	—	185	5,185
2008	15,000	2,000	64	17,064

Principal of debt obligations	$20,000	$2,000	$645	$22,645

(4) Commitments and Contingencies

Acquisition-related Contingency

The Utah State Tax Commission conducted a sales tax audit of Datamark for the period April 1, 2002 through December 31, 2002. Upon completion of the audit in November 2003, the Tax Commission claimed that Datamark owed $530,209 in sales tax arising from its purchase of mailing lists, plus continuing interest for a total assessment of approximately $590,000.  Datamark subsequently paid $52,000 to the Tax Commission. In February 2004, Datamark appealed the assessment in an administrative proceeding before the Tax Commission captioned Datamark, Inc. v. Auditing Division, Utah State Tax Commission, Appeal No. 03-1679, Account No. E76142. The parties have agreed in principle to a settlement and are awaiting formal approval of the settlement by the Tax Commission. Under the terms of the settlement, Datamark will pay $360,000 to the Tax Commission in satisfaction of all assessed and potential sales tax liabilities related to purchases of mailing lists through June 30, 2005. The Utah legislature recently enacted legislation that exempts Datamark’s purchases of mailing lists from taxation effective July 1, 2005. The amount to be paid by Datamark in settlement, as well as related attorneys’ fees, will be paid from funds deposited in escrow by Datamark’s selling stockholders as discussed below under the caption “Datamark Acquisition Indemnification.” Management believes that the resolution of this dispute will not have a material adverse effect on the operating results or financial position of the Company.

City of Denver Sales, Use and Occupational Privilege Tax Audit

During the third quarter of 2004, the Company was issued a preliminary notice of a sales, use and occupational privilege tax liability by the City of Denver for the period of July 1, 2001 through September 30, 2004. On April 27, 2005, the Company was issued an assessment related to this audit in the amount of $220,000 with interest and penalties of $93,000 for a total amount of $313,000. The Company disputed a portion of the assessment, and in November 2005 the Company settled this matter with the City of Denver by paying $176,000 including interest and penalties. The Company had accrued $150,000 for this contingency in prior periods; the balance of $26,000 is recorded as an expense in the third quarter of 2005.

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

To satisfy, in part, these indemnification obligations, $5.0 million of the purchase price was placed in escrow, of which approximately $980,000 remains in escrow at September 30, 2005 as a reserve for possible liabilities and expenses related to the Utah sales tax dispute described above. In addition, eCollege has the right to offset up to the $2.0 million balance owed under the Seller Notes for indemnified claims.

Internal Revenue Service Audit of Datamark

During the second quarter of 2005, the Internal Revenue Service (“IRS”) began an audit of the Datamark federal income tax return for the period ended October 31, 2003, the closing date of Datamark’s acquisition by eCollege. Under the tax return for such period as originally filed, Datamark is entitled to a refund of $969,000, of which $444,000 is payable by Datamark to the selling stockholders under the terms of the Datamark stock purchase agreement. The IRS is disputing the timing of deductions of approximately $1.0 million related to bonuses and vacation accruals not paid within 2 ½ months of year-end and proposes disallowing a $43,000 deduction related to key man insurance. The Company believes that any additional tax liability resulting from this audit would be borne by the selling stockholders. The Company believes that the ultimate resolution of this issue will not have a material adverse effect on the operating results or financial position of the Company.

Demand for Arbitration by Former Datamark Executive

In July 2005, the Company received a letter from counsel to Arthur Benjamin, who was Datamark’s Chief Executive Officer until April 15, 2005. The letter alleged unspecified breaches by eCollege and/or Datamark of Mr. Benjamin’s employment agreement and related agreements, including without limitation Mr. Benjamin’s stock appreciation rights agreement, and demanded that the Company submit such disputes to binding arbitration as contemplated by the employment agreement. The Company believes that neither it nor Datamark has breached any obligations to Mr. Benjamin and intends to defend such allegations in the arbitration proceeding.

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

Operating Lease Obligations

The Company leases office space and equipment under various non-cancelable operating leases. At September 30, 2005 the aggregate future minimum lease commitments were as follows (in thousands):

Period ending December 31,	Commitments
2005	$515
2006	2,171
2007	1,947
2008	987
2009	825
Thereafter	1,498
$7,943

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

•

Enrollment provides lead generation, lead conversion and student retention marketing services primarily to proprietary post-secondary education institutions. Enrollment’s solutions include direct mail, interactive marketing solutions and media placement, as well as custom research, admissions shopper, admissions training and retention services. These solutions are used by higher education institutions to increase student enrollment leads, conversion rates and retention rates.

Segment Data

The results of the reportable segments are derived directly from eCollege’s internal management reporting system. The accounting policies used to derive reportable segment results are the same as those used by the consolidated Company. Management measures the performance of each segment based on several metrics, including income from operations. These results are used, in part, to evaluate the performance of, and to assign resources to, each of the segments. A significant portion of total consolidated expenditures are directly attributable to the two business segments. However, certain operating expenses, which are separately managed at the corporate level, are not allocated to segments. These unallocated costs include executive management salaries, bonuses and benefits; stock-based compensation, certain corporate finance and legal salaries and benefits; audit, consulting and legal costs incurred on a corporate level; rent and occupancy costs for the Company’s Chicago office; amortization of intangibles; income taxes; and debt costs. There was no inter-segment revenue for the three and nine months ended September 30, 2005 and 2004.

Selected financial information for each reportable segment, together with a reconciliation of segment information to eCollege’s consolidated total, was as follows for the three and nine months ended September 30, 2005 and 2004 (in thousands):

	For the Three Months Ended September 30, 2005
	eLearning	Enrollment	Corporate	Total
Revenue	$10,410	$16,009	$—	$26,419

Income from operations	$3,807	$3,466	$(3,307)	$3,966
Income from operations as % of revenue	37%	22%		15%

	For the Three Months Ended September 30, 2004
	eLearning	Enrollment	Corporate	Total
Revenue	$8,797	$15,494	$—	$24,291

Income from operations	$3,162	$2,712	$(3,448)	$2,426
Income from operations as % of revenue	36%	18%		10%

	For the Nine Months Ended September 30, 2005
	eLearning	Enrollment	Corporate	Total
Revenue	$30,426	$42,878	$—	$73,304

Income from operations	$11,649	$7,387	$(9,402)	$9,634
Income from operations as % of revenue	38%	17%		13%

	For the Nine Months Ended September 30, 2004
	eLearning	Enrollment	Corporate	Total
Revenue	$25,482	$39,356	$—	$64,838

Income from operations	$8,304	$6,393	$(8,956)	$5,741
Income from operations as % of revenue	36%	16%		9%

Segment information for the three and nine months ended September 30, 2004 has been reclassified to conform to the presentation for the three and nine months ended September 30, 2005. Certain operating expenses managed at the corporate level, as detailed above in the first paragraph under the caption “Segment Data,” were previously allocated to the business segments but are unallocated and shown at the corporate level in the current presentation.

Assets are allocated to the individual segments based on the primary segment benefiting from the assets. Corporate assets are composed primarily of cash and cash equivalents, goodwill and purchased intangible assets. The table below shows total assets by segment and the reconciliation of segment assets to eCollege’s consolidated total assets as of September 30, 2005 and December 31, 2004 (in thousands):

	September 30, 2005	December 31, 2004

eLearning	22,325	$11,139
Enrollment	22,730	17,166
Goodwill and intangible assets	66,673	65,456
Corporate	22,237	24,054
	$133,965	$117,815

Significant Customer Information

One customer accounted for 23% and 19% of consolidated revenue (and 32% and 27% of Enrollment division revenue) for the three and nine months ended September 30, 2005, respectively. No customer represented 10% or more of eLearning division revenue for the three and nine months ended September 30, 2005.  One customer accounted for 16% and 15% of consolidated revenue (and 24% and 21% of Enrollment division revenue) for the three and nine months ended September 30, 2004, respectively.  A different customer represented 12% of the eLearning division’s revenue for the three and nine months ended September 30, 2004.

At September 30, 2005, no customer represented 10% or more of consolidated accounts receivable, one customer accounted for 13% of the eLearning division’s accounts receivable and three different customers accounted for 45% (18%, 14% and 13%, respectively) of the Enrollment division’s accounts receivable.  At September 30, 2004, one customer accounted for 11% of the consolidated accounts receivable (and 16% of the Enrollment division’s accounts receivable). A different customer accounted for 14% of the eLearning division’s accounts receivable and four customers accounted for 56% (16%, 16%, 13% and 11%, respectively) of the Enrollment division’s accounts receivable.

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

Our Solution

eLearning

The eCollege SystemSM consists of our proprietary hosted software and services that create and support the operational and academic needs of our customers for their online programs and includes: eCollege Teaching SolutionsSM, eCollege Program Administration SolutionsSM, and our technology infrastructure. The eCollege Teaching Solutions include our fully online course product (eCourse) designed for distance learning and hybrid learning (which encompasses both online and face-to-face class sessions), eCompanion, our lower-priced online supplement to a face-to-face or on-campus course, and eCollege Content Manager, which is designed to help customers efficiently manage Web-based content items. Our Program Administration Solutions assist our customers’ administrators in enhancing overall program quality and efficient administration, and include online portal products, consulting services, a wide range of standard and custom reports and instructor evaluation solutions. eCollege also offers a suite of professional services that complement its Teaching and Program Administration Solutions.

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

Please refer to our Annual Report on Form 10-K for the year ended December 31, 2004 for a detailed description of our products and services.

Seasonality

Our eLearning customers offer traditional, as well as quarterly, bi-monthly and monthly course terms to their students. We typically host more courses during the spring academic term than in the summer or fall terms. As a result, consecutive academic term enrollment results are not directly comparable. In addition to the seasonality associated with our customers’ academic terms with regard to our eLearning revenue, our Enrollment division has some seasonality associated with quarterly revenue resulting from the timing of our customers’ enrollment marketing activities as they relate to enrollment dates and spending patterns. In this regard, our Enrollment division has historically seen stronger revenue in the third and fourth quarters as customers increase spending for the next calendar year. This pattern can be impacted by the timing of specific marketing projects ordered by our customers, but we expect to see similar patterns in 2005. Therefore, we believe it is best to compare our consolidated financial results on a year over year same quarter basis.

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

Results of Operations for the Three Months Ended September 30, 2005 and 2004

Revenue.  Revenue increased $2.1 million, or 9%, to $26.4 million for the three months ended September 30, 2005 from $24.3 million for the three months ended September 30, 2004. The Enrollment division was responsible for $515,000 of this increase, primarily due to a $703,000 increase in interactive marketing revenues and an increase of $748,000 in revenue from bundled lead generation and admissions services, offset by a $753,000 decrease in revenue from direct mail marketing services and a $183,000 decrease in revenue from media placement services. The eLearning division contributed $1.6 million of the increase, primarily due to a $1.4 million increase in student fees from online courses and a net increase in revenue from other sources of $229,000.

At the eLearning division, student fees represented $9.3 million and $7.9 million of total revenue for the three months ended September 30, 2005 and 2004, respectively, an increase of $1.4 million, or 18%.  Our eLearning customers benefit from volume discounts on their student technology fees based on the success of their distance programs. In addition, they often guarantee a minimum amount of student technology fees for each year they are under contract with us, for which they receive further discounts on our services. Therefore, the 18% increase in our student fee revenue was not directly proportional to the increase in our customers’ online student enrollments. eCourse starts increased 60% to approximately 168,000 enrollments for the Summer (May 16 – August 15) 2005 term from approximately 105,000 for the Summer 2004 term. We expect the trend of distance enrollment growth outpacing associated revenue growth to continue for the remainder of 2005.

Campus and course development fees represented $290,000 and $451,000 of total revenue for the three months ended September 30, 2005 and 2004, respectively, a decrease of $161,000, or 36%. The decrease is primarily the result of a decline in course development and course maintenance revenue attributable to an increasing number of customers taking advantage of our products and tools to design and develop their own courses.

Other eLearning revenue increased by $390,000, or 82%, to $868,000 for the three months ended September 30, 2005 from $478,000 for the three months ended September 30, 2004. The increase is primarily attributable to a greater demand for our technical and academic consulting services during the 2005 period as compared to the prior year period, especially by new customers adopting eLearning’s technology platform.

With respect to our Enrollment division, revenue from direct mail marketing activities was $9.2 million and $10.0 million, respectively, for the three months ended September 30, 2005 and 2004, a decrease of $753,000 or 8%. The decrease resulted primarily from one customer’s shift from outsourced direct mail marketing to in-house interactive marketing. Direct mail accounted for 58% of Enrollment division revenue for the three months ended September 30, 2005 compared to 64% of Enrollment division revenue for the three months ended September 30, 2004.

Revenue from interactive marketing services increased by $703,000, or 17%, to $4.8 million for the three months ended September 30, 2005 from $4.1 million for the three months ended September 30, 2004, due primarily to increased acceptance of the internet as a vehicle for lead generation. This increase in interactive marketing revenue was a reason for the decrease in direct mail revenue as a percentage of Enrollment division total revenue, as interactive marketing revenue growth exceeded direct mail revenue growth. Interactive growth for the three months ended September 30, 2005 was also impacted by a shift in customer revenue from a cost per lead to a managed services pricing structure. The managed services structure results in less revenue, as inventory costs of interactive leads are not passed through to customers. Managed services pricing accounted for 26% of interactive revenues for the three months ended September 30, 2005 as compared to 0% for the prior year period. Interactive marketing in total accounted for 30% of total Enrollment division revenue for the three months ended September 30, 2005 as compared to 27% for the prior year period.

Media placement revenue decreased $183,000, or 21%, to $673,000 for the three months ended September 30, 2005 from $856,000 for the three months ended September 30, 2004. The decrease is primarily due to the reduced use of our media placement services by a customer.

Other enrollment marketing revenue increased by $748,000, or 141%, to $1.3 million for the three months ended September 30, 2005 from $532,000 for the three months ended September 30, 2004. The increase consisted primarily of revenue from a bundled lead generation/admissions solution provided by Datamark to a customer beginning in the fourth quarter of 2004. Under this relationship, revenues are recognized upon the delivery of leads following enrollment marketing programs and additional enrollment services specific to the customer’s degree programs. Datamark receives a share of program tuition for each enrollment. The increase in revenue for the three months ended September 30, 2005 is primarily attributable to the growth in the customer relationship, the timing of leads delivered and increases in the tuition charged by the customer.

Cost of Revenue.  Cost of revenue for the three months ended September 30, 2005 increased by $634,000, or 5%, to $13.5 million from $12.9 million for the three months ended September 30, 2004. The Enrollment division’s cost of revenue was $10.2 million for the three months ended September 30, 2005, a decrease of $286,000, or 3%, from $10.5 million for the three months ended September 30, 2004. The Enrollment division's cost of revenue as a percentage of revenue decreased from 68% for the 2004 period to 64% for the 2005 period. The decrease as a percentage of revenue is attributable to shifts in product mix from direct mail to interactive marketing, improved margins for our interactive business due to automation, and the introduction of a new managed services pricing model, as well as the timing of revenues related to bundled lead generation and admissions services. The eLearning division’s cost of revenue increased by $920,000, or 38%, to $3.3 million for the three months ended September 30, 2005 from $2.4 million for the three months ended September 30, 2004. As a percentage of revenue, eLearning cost of revenue increased from 26% for the 2004 period to 30% for the 2005 period. The increase as a percentage of revenue is attributable to a $90,000 increase in amortization expense related to capitalized software development costs combined with an increase in information technology salary and software licensing costs and the write-off of third party software no longer in use. Corporate cost of revenue was $220,000 for the three months ended September 30, 2005, an increase of $31,000, or 16%, from $189,000 for the three months ended September 30, 2004. The increase resulted from higher stock-based compensation for the 2005 period.

Gross Profit.  We realized gross profit of $12.9 million and $11.4 million for the three months ended September 30, 2005 and 2004, respectively, resulting in a 13% or $1.5 million increase. The Enrollment division contributed $5.8 million to our gross profit for the three months ended September 30, 2005, up from $5.0 million for the three months ended September 30, 2004. The increase of $801,000 primarily related to the increase in interactive revenue offset by a decrease in direct mail revenue. The eLearning division contributed $7.1 million to our gross profit for the three months ended September 30, 2005, up from $6.4 million for the three months ended September 30, 2004. The increase of $693,000 resulted from the increase in our higher margin student fee revenue.

Product Development.  Including the impact of capitalized software development costs, product development expenses increased $431,000, or 28%, to $2.0 million for the three months ended September 30, 2005 from $1.5 million for the three months ended September 30, 2004. The increase results primarily from a reduction in the amount of capitalized software development, an increase in our offshore development efforts in Sri Lanka and an increase in personnel costs.  For the three months ended September 30, 2005 and 2004, capitalized software development costs were $283,000 and $600,000, respectively, a decrease of $317,000 or 53%. The decrease results primarily from the completion and release into production of development projects that were in process in the prior year period.  We continue to focus our efforts on increasing the functionality of all products and the development of new product lines that enhance our current offerings.

Selling and Marketing.  Selling and marketing expenses remained flat at $2.3 million for the three months ended September 30, 2005 and 2004. The Enrollment division incurred $1.3 million of selling and marketing expenses for the current and prior year periods, and the eLearning division’s selling and marketing expenses decreased by $74,000, or 7%, to $923,000 for the three months ended September 30, 2005 from $997,000 for the three months ended September 30, 2004. The modest decrease resulted from reductions in new business development expenses and general marketing expenses. Corporate selling and marketing expenses were $150,000 and $64,000 for the three months ended September 30, 2005 and 2004, respectively, an increase of $86,000 or 134%, due primarily to increases in stock-based compensation.

General and Administrative.  General and administrative expenses decreased by $532,000, or 11%, to $4.2 million for the three months ended September 30, 2005 from $4.7 million for the three months ended September 30, 2004. The decrease was primarily attributable to a $453,000 decrease in costs related to the Company’s assessment of internal control over financial reporting as required by the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) and a $114,000 decrease in audit and related fees for services performed by the Company’s independent accountants. These decreases were partially offset by increases in stock-based compensation as well as rent and other expenses related to the corporate offices in Chicago.

We record non-cash stock-based compensation expense in connection with the grant of stock options, stock awards under our Employee Stock Purchase Plan, stock appreciation rights and restricted share rights to employees, officers, and directors in accordance with SFAS 123, which we adopted January 1, 2003. The deferred charges are amortized over the relevant vesting periods of such awards, which range from one to five years. We recorded $955,000 of stock-based compensation in the three months ended September 30, 2005, an increase of $106,000 from the $849,000 recorded in the three months ended September 30, 2004. The increase primarily reflects a $479,000 increase in expense associated with stock appreciation rights granted in the third quarter of 2004 and the first quarter of 2005, and a $244,000 decrease in expenses associated with the Employee Stock Purchase Plan. A portion of the Company’s non-cash stock-based compensation expense was allocated to cost of revenue, selling and marketing expense and product development expense, as appropriate, based on the recipients of the awards; however, the majority of the stock-based compensation expense relates to our executive team and was therefore included in general and administrative expense.

Amortization of Intangible Assets.  Amortization of intangible assets was $414,000 and $373,000 for the three months ended September 30, 2005 and 2004. Amortization of intangible assets consists entirely of the amortization of identified intangible assets which we recorded in connection with the Datamark acquisition. Specifically, customer relationships with an estimated value of $8.1 million are being amortized over their estimated useful lives of eight years, and non-compete agreements valued at $2.4 million are being amortized over their estimated useful lives of five years. Arthur Benjamin, the Chief Executive Officer of the Enrollment Division, left the Company’s employ on April 15, 2005. Beginning in the second quarter of 2005, the amortization of the fair value of Mr. Benjamin’s non-compete agreement was accelerated to correspond with the resulting decrease in the term of the non-compete, increasing to approximately $160,000 a quarter from $120,000.

Other Income (Expense).  Interest expense decreased by $338,000, or 26%, to $947,000 for the three months ended September 30, 2005 from $1.3 million for the three months ended September 30, 2004. The decrease is due to the prepayment in December 2004 of $10.0 million (face amount) of the Seller Notes and the prepayment in March 2005 of the $1.7 million remaining balance on the Term Loan. Interest and other income increased by $82,000, or 1,171%, to $89,000 for the three months ended September 30, 2005 from $7,000 for the three months ended September 30, 2004. The increase is primarily attributable to interest earned on increased cash balances and the implementation of improved cash management processes, including the use of interest bearing sweep accounts.

Income taxes.  Income tax expense increased by $1.3 million, or 3,300%, to $1.3 million for the three months ended September 30, 2005 from $40,000 for the three months ended September 30, 2004. The increase is due to our increasing profitability and our conclusion that it is more likely than not that the Company will realize the tax benefits associated with deferred tax assets created by net operating loss carryforwards. Prior to this conclusion, and the resulting recognition of deferred tax assets related to net operating loss carryforwards, income tax expense was offset by equivalent reductions in the valuation reserve against the deferred tax asset. We had $12,000 of cash expenditures for income taxes for the three months ended September 30, 2005. The effective tax rate for the third quarter of 2005 was 43.2 percent. The effective tax rate is higher than the statutory corporate tax rate due to the impact of certain non-deductible stock-based compensation and other expenses, as well as state limitations on net operating loss carryforwards.

Net income.  Our net income increased by $658,000, or 59%, to $1.8 million or $0.08 per basic and diluted share for the three months ended September 30, 2005, from net income of $1.1 million or $0.05 per basic and diluted share for the three months ended September 30, 2004.

Results of Operations for the Nine Months ended September 30, 2005 and 2004

Revenue.  Revenue increased $8.5 million, or 13%, to $73.3 million for the nine months ended September 30, 2005 from $64.8 million for the nine months ended September 30, 2004. The Enrollment division was responsible for $3.5 million of this increase, primarily due to a $5.1 million increase in interactive marketing revenue and an increase of $1.8 million in revenue from bundled lead generation and admissions services, offset in part by a $3.3 million decrease in revenue from direct mail marketing services. The eLearning division contributed $4.9 million of the increase, primarily due to a $4.1 million increase in student fees from online courses and a net increase in revenue from other sources of $805,000.

At the eLearning division, student fees represented $27.0 million and $22.8 million of total revenue for the nine months ended September 30, 2005 and 2004, respectively, an increase of $4.1 million, or 18%. Our eLearning customers benefit from volume discounts on their student technology fees based on the success of their distance learning programs. In addition, they often guarantee a minimum amount of student technology fees for each year they are under contract with us, for which they receive further discounts on our services. Therefore, the 18% increase in our student fee revenue was not directly proportional to the increase in our customers’ online student enrollments.  eCourse starts increased 30% to approximately 287,000 enrollments for the Spring (January 1 – May 15) 2005 term from approximately 220,000 enrollments for the Spring 2004 term, and eCourse starts increased 60% to approximately 168,000 enrollments for the Summer (May 16 – August 15) 2005 term from approximately 105,000 for the Summer 2004 term. We expect the trend of distance enrollment growth outpacing associated revenue growth to continue for the remainder of 2005.

Campus and course development fees represented $880,000 and $1.4 million of total revenue for the nine months ended September 30, 2005 and 2004, respectively, a decrease of $549,000, or 38%. The decrease results primarily from a $384,000 decrease in course development and course maintenance revenue attributable to an increasing number of customers taking advantage of our products and tools to design and develop their own courses.

Other eLearning revenue increased by $1.4 million, or 110%, to $2.6 million for the nine months ended September 30, 2005 from $1.2 million for the nine months ended September 30, 2004. The increase is attributable to a greater demand for our technical and academic consulting services during the 2005 period as compared to the prior year period, especially by new customers adopting eLearning’s technology platform.

With respect to our Enrollment division, revenue from direct mail marketing activities was $24.9 million and $28.3 million, respectively, for the nine months ended September 30, 2005 and 2004, a decrease of $3.4 million. The decrease resulted from a shift by several customers from direct mail marketing to interactive lead generation. Direct mail accounted for 58% of Enrollment division revenue for the nine months ended September 30, 2005 compared to 72% of Enrollment division revenue for the nine months ended September 30, 2004.

Revenue from interactive marketing services increased by $5.1 million, or 70%, to $12.3 million for the nine months ended September 30, 2005 from $7.2 million for the nine months ended September 30, 2004, due to increased acceptance of the internet as a vehicle for lead generation. The increase in interactive marketing revenue was a reason for the decrease in direct mail revenue as a percentage of Enrollment division total revenue, as interactive marketing revenue growth exceeded direct mail revenue growth. Interactive marketing accounted for 29% of Enrollment division for the nine months ended September 30, 2005 compared to 18% for the nine months ended September 30, 2004.

Media placement revenue remained flat at $2.5 million for the nine months ended September 30, 2005 and 2004.

Other enrollment marketing revenue increased by $1.8 million, or 133%, to $3.2 million for the nine months ended September 30, 2005 from $1.4 million for the nine months ended September 30, 2004. The increase consisted primarily of revenue from a bundled lead generation/admissions solution provided by Datamark to a customer beginning in the fourth quarter of 2004.

Cost of Revenue.  Cost of revenue for the nine months ended September 30, 2005 increased by $3.5 million, or 10%, to $37.2 million from $33.7 million for the nine months ended September 30, 2004. The Enrollment division’s cost of revenue was $28.1 million for the nine months ended September 30, 2005, an increase of $2.1 million, or 8%, from $26.0 million for the nine months ended September 30, 2004. Enrollment division cost of revenue as a percentage of revenue remained relatively flat at 65% and 66% for the nine months ended September 30, 2005 and 2004, respectively. The eLearning division’s cost of revenue increased by $1.5 million, or 21%, to $8.5 million for the nine months ended September 30, 2005 from $7.0 million for the nine months ended September 30, 2004. As a percentage of revenue, the eLearning division’s cost of revenue remained flat at approximately 28%. Corporate cost of revenue was $635,000 for the nine months ended September 30, 2005, a decrease of $98,000, or 13%, from $733,000 for the nine months ended September 30, 2004.

Gross Profit.  We realized gross profit of $36.1 million and $31.1 million for the nine months ended September 30, 2005 and 2004, respectively, resulting in a 16% or $5.0 million increase. The Enrollment division contributed $14.8 million to our gross profit for the nine months ended September 30, 2005, up from $13.4 million for the nine months ended September 30, 2004. The increase of $1.4 million resulted primarily from increased interactive marketing and other enrollment revenue. The eLearning division contributed $22.0 million to our gross profit for the nine months ended September 30, 2005, up from $18.5 million for the nine months ended September 30, 2004. The increase of $3.5 million resulted from the increase in our higher margin student fee revenue. Corporate gross loss was $635,000 for the nine months ended September 30, 2005, a decrease of $98,000, or 13%, from the $733,000 loss for the nine months ended September 30, 2004. The decrease in corporate gross loss is attributable to lower stock-based compensation expense in the 2005 period.

Product Development.  Including the impact of capitalized software development costs, product development expenses increased by $399,000, or 8%, to $5.4 million for the nine months ended September 30, 2005 from $5.0 million for the nine months ended September 30, 2004. Capitalized software development costs for the nine months ended September 30, 2005 and 2004 were $1.2 million and $1.0 million, respectively. The decrease in capitalized software development costs of $227,000, or 22%, is primarily the result of the completion and release into production of prior period development costs under capitalization. We continue to focus our efforts on increasing the functionality of all products and the development of new product lines that enhance our current offerings.

Selling and Marketing.  Selling and marketing expenses remained unchanged at $7.4 million for the nine months ended September 30, 2005 and 2004. The Enrollment division incurred approximately $3.8 million and $3.9 million, respectively, of selling and marketing expenses for the 2005 and 2004 periods. The eLearning division had $3.2 million of selling and marketing expenses for the nine months ended September 30, 2005, a decrease of $142,000 from $3.3 million in expenses for the nine months ended September 30, 2004, primarily due to a decrease in new business development expenses and marketing costs partially offset by an increase in account management expenses. Corporate selling and marketing expenses increased $198,000 to $449,000 for the nine months ended September 30, 2005 from $251,000 for the nine months ended September 30, 2004. The increase is primarily the result of an increase in stock-based compensation, general marketing and public relations expenses.

General and Administrative.  General and administrative expenses increased by $618,000, or 5%, to $12.4 million for the nine months ended September 30, 2005 from $11.8 million for the nine months ended September 30, 2004. Of this increase, $757,000 related to additional costs for the Company’s assessment of internal control over financial reporting as required by Sarbanes-Oxley and related audit fees, as well as the annual audit of our financial statements. Other factors contributing to the increase were additional personnel and compensation costs, rent and other expenses related to the corporate offices in Chicago and an increase in tax preparation and tax consulting expenses. These items were partially offset by a $706,000 reversal of stock-based compensation expense for three former employees and a decrease in recruiting fees.

We record non-cash stock-based compensation expense in connection with the grant of stock options, stock awards under our Employee Stock Purchase Plan, stock appreciation rights and restricted share rights to employees, officers, and directors in accordance with SFAS 123 which we adopted January 1, 2003. The deferred charges are amortized over the relevant vesting periods of such awards, which range from one to five years. We recorded $2.1 million of stock-based compensation in the nine months ended September 30, 2005, a decrease of $795,000 from the $2.9 million recorded in the nine months ended September 30, 2004. The decrease primarily reflects a $1.1 million decrease in expenses associated with the Employee Stock Purchase Plan and a $706,000 reversal of stock-based compensation for three former employees, partially offset by a $1.2 million increase in expense associated with stock appreciation rights granted during the fourth quarter of 2004 and the first quarter of 2005. Expenses associated with restricted stock grants decreased by $133,000. A portion of stock-based compensation expense was allocated to cost of revenue, selling and marketing expense, and product development expense, as appropriate, based on the recipients of the awards; however, the majority of the stock-based compensation expense relates to our executive team and was therefore included in general and administrative expense.

Amortization of Intangible Assets.  Amortization of intangible assets was $1.2 million and $1.1 million for the nine months ended September 30, 2005 and 2004, respectively. Amortization of intangible assets consists entirely of the amortization of identified intangible assets which we recorded in connection with the Datamark acquisition. Specifically, customer relationships with an estimated value of $8.1 million are being amortized over their estimated useful lives of eight years, and non-compete agreements valued at $2.4 million are being amortized over their estimated useful lives of five years. Arthur Benjamin, the Chief Executive Officer of the Enrollment Division, left the Company’s employ on April 15, 2005. Beginning in the second quarter of 2005, the amortization of the fair value of Mr. Benjamin’s non-compete agreement has been accelerated to correspond with the resulting decrease in the term of the non-compete, increasing to approximately $160,000 a quarter from $120,000.

Other Income (Expense).  Interest expense decreased by $937,000, or 25%, to $2.9 million for the nine months ended September 30, 2005 from $3.8 million for the nine months ended September 30, 2004. The decrease is due to the prepayment in December 2004 of $10.0 million (face amount) of the Seller Notes and the prepayment in March 2005 of the $1.7 million remaining balance on the Term Loan. Interest and other income (expense) increased by $185,000 to $172,000 for the nine months ended September 30, 2005 from ($13,000) for the nine months ended September 30, 2004. The increase is primarily attributable to interest earned on increased cash balances and the implementation of improved cash management processes, including the use of interest bearing sweep accounts.

Income taxes.  Income tax expense increased by $2.9 million, or 2,859%, to $3.0 million for the nine months ended September 30, 2005 from $102,000 for the nine months ended September 30, 2004. The increase is due to our increasing profitability and our conclusion that it is more likely than not that the Company will realize the tax benefits associated with deferred tax assets created by net operating loss carryforwards. Prior to this conclusion, and the resulting recognition of deferred tax assets related to net operating loss carryforwards, income tax expense was offset by equivalent reductions in the valuation reserve against the deferred tax asset. We had $61,000 of cash expenditures for income taxes for the nine months ended September 30, 2005. The effective tax rate for the nine months ended September 30, 2005 was 43.5%. The effective tax rate is higher than the statutory corporate tax rate due to the impact of certain non-deductible stock-based compensation and other expenses, as well as state limitations on net operating loss carryforwards.

Net income.  Our net income increased by $2.1 million, or 115%, to $3.9 million or $0.18 per basic and diluted share for the nine months ended September 30, 2005, from net income of $1.8 million or $0.09 per basic share and $0.08 per diluted share for the nine months ended September 30, 2004.

Liquidity and Capital Resources

The Company’s cash and cash equivalents increased by $8.0 million from $8.2 million at December 31, 2004 to $16.2 million at September 30, 2005. The increase from December 31, 2004 was primarily due to cash provided by operating activities of $9.3 million and cash provided by financing activities of $2.6 million, offset by cash used in investing activities of $4.0 million. Included in cash provided by financing activities for the nine months ended September 30, 2005 was $4.7 million received from issuing additional common stock upon the exercise of stock options and in connection with purchases under the employee stock purchase plan. On February 1, 2005, 955,760 of 1,000,000 options held by BTIP were exercised at a price of $3.875 per share.  An additional 16,575 options were exercised on March 23, 2005 at the same exercise price. Major cash uses for financing activities for the nine months ended September 30, 2005 included the prepayment of the $1.9 million balance of our Term Loan. Included in cash used in investing activities for the nine months ended September 30, 2005 were $2.7 million of property and equipment purchases and $1.2 million of capitalized software development costs.

The Prior Revolver matured on October 31, 2005 and had an interest rate equal to the bank’s prime rate plus 1.25% (8.0% at September 30, 2005), but at no time less than 5.25%. The Prior Revolver contained certain financial covenants, including requirements that the Company maintain specified minimum ratios of quick assets to current liabilities, minimum tangible net worth and minimum debt service coverage and a specified minimum level of EBITDA. The Prior Revolver was secured by all the Company’s assets. We were in compliance with all financial covenants contained in the Prior Revolver as of September 30, 2005.

In October 2005, the Company restructured its bank credit facility and obtained the New Revolver, which matures on October 30, 2007. The interest rate on the New Revolver is equal to the bank’s prime rate, which is currently 7.0%. The New Revolver contains certain financial covenants, including requirements that the Company maintain a specified minimum ratio of quick assets to current liabilities and a specified minimum level of EBITDA. The New Revolver is secured by all of the Company’s assets.

We expect our current cash and cash equivalents, together with cash generated from operations, to be at least sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months.

Recent Accounting Pronouncements

On December 16, 2004, the FASB issued FASB Statement No. 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)), which is a revision of SFAS 123. SFAS 123(R) supersedes APB No. 25, and amends FASB Statement No. 95, “Statement of Cash Flows." Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires that all share-based payments to employees, including grants of employee stock options, be recognized in the statement of operations based on their fair values. Pro forma disclosure is no longer an alternative following the adoption of SFAS 123(R). The Company is in the process of evaluating the impact of SFAS 123(R) on its consolidated financial statements. The Company does not expect that the adoption of SFAS 123(R) will have a material impact on its financial statements. SFAS 123(R) must be adopted no later than the beginning of the first fiscal year following June 15, 2005. The Company plans to adopt SFAS 123(R) using the modified prospective method effective January 1, 2006.

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

A Significant Portion of Our Revenue Is Generated From a Relatively Small Number of Customers.

Revenue from a small number of customers has comprised a substantial portion of the historical revenue of eLearning and Datamark and is expected to represent a substantial portion of divisional revenue for the foreseeable future. For the three months ended September 30, 2005, our 30 largest eLearning customers accounted for 72% of eLearning division revenue and the 30 largest customers of the Enrollment division accounted for 86% of Enrollment division revenue. One institution (Corinthian Colleges) that is a customer of both the eLearning and Enrollment divisions accounted for approximately 23% of consolidated revenue in the three months ended September 30, 2005. Any cancellation, deferral, or significant reduction in work performed for these principal customers, or failure to collect accounts receivable from these principal customers, could have a material adverse effect on our business, financial condition, and results of operations.

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

We Depend On Our Customers and Third Parties to Market Student Enrollments for Online Courses.

A substantial portion of our eLearning division revenue is derived from fees for each enrollment in an online course that we host for our customers. Generally, we do not market directly to students to generate enrollments in our customers' courses and therefore have little influence on the number of students that enroll. We are therefore dependent on the institutions and organizations that purchase our products and services to market to individual students. The failure of these third parties to effectively attract, maintain, and increase student enrollments could affect our revenue growth and have a material adverse effect on our business and financial results. Although Datamark provides enrollment marketing services to its customers, the majority of Datamark's customers are not customers of our eLearning division, and there can be no assurance that they will become customers of our eLearning division.

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

Key personnel have left the Company over the years, and there may be additional departures of key personnel from time to time. On April 15, 2005, Arthur Benjamin, who served as Executive Vice President of eCollege and Chairman and Chief Executive Officer of the Enrollment division, left the Company’s employ. During his tenure at Datamark, Mr. Benjamin developed significant customer relationships, and eCollege intends to maintain those relationships in the future. There can be no assurance, however, that Mr. Benjamin’s departure will not have a material adverse effect on our business, financial condition and results of operations. On November 1, 2005, Mark Resmer, who served as the Company’s Chief Technology Officer, left the Company to accept a position in the education industry.

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

As of September 30, 2005, the Company’s principal debt obligations totaled approximately $19.8 million ($22.0 million face value). Of this amount, $17.8 million ($20.0 million face value) is secured by all of our assets. Our debt could have important consequences to our stockholders. Because of our substantial debt:

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

The breach of any of the covenants or restrictions contained in our Senior Subordinated Notes, Seller Notes or New Revolver could result in a cross default under the applicable agreements which would permit the applicable lenders to declare all amounts then outstanding to be due and payable, together with accrued and unpaid interest, and, in the case of the Senior Subordinated Notes and New Revolver, to foreclose on our assets. In any such case, we may be unable to make any borrowings under our New Revolver and may not be able to repay the amounts due under our Senior Subordinated Notes or Seller Notes. This could have serious consequences to our financial condition and results of operations and could cause us to become bankrupt or insolvent.

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

Certain Aspects Of The Datamark Acquisition Could Negatively Impact Our Financial Results.

Certain aspects of the Datamark acquisition could negatively impact our financial results. We recorded a significant portion of the approximate $70.3 million purchase price as goodwill and identifiable intangible assets. Intangible assets resulting from acquisitions require significant judgment in terms of establishing their fair value, determining appropriate amortization periods, and assessing such intangibles, including goodwill, for impairment in the future. It is possible that our review of such intangible assets in the future could determine that they are impaired and the amount of such impairment could be significant. We recorded approximately $10.5 million of the purchase price as identifiable intangible assets, which will cause us to record additional non-cash amortization expense in the future and which will also be reviewed periodically for impairment in the future. An impairment charge could be material, if it is determined that an impairment of the assets has occurred. We are also incurring interest expense related to the fair value of the warrants issued in connection with the Senior Subordinated Notes and the discount to fair value of the Seller Notes. We also have increased cash interest expense due to the debt we incurred to finance the acquisition, and will be required to repay the face amount of these debt instruments ($22.0 million as of September 30, 2005) upon their maturity. All of these additional expenses and cash outflows could negatively impact our financial results, financial position, and liquidity.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position, operating results or cash flows due to adverse changes in financial market prices and rates. The Company is, or may become, exposed to market risk in the areas of changes in interest rates and changes in foreign currency exchange rates as measured against the United States dollar. These exposures are directly related to our normal operating and funding activities. Historically, and as of September 30, 2005, we have not used derivative instruments or engaged in hedging activities.

Additionally, the Company does not have significant exposure to changing interest rates on invested cash, which was $16.0 million at September 30, 2005. Historically we have invested available cash in overnight interest bearing accounts, money market accounts, certificates of deposit and investment grade commercial paper that generally had maturities of three months or less, as well as debt securities of United States government agencies and corporate bonds.

The Company’s investment policy requires that its investment portfolio be limited to investment securities of one year or less in maturity. Furthermore, all of our invested cash is in overnight interest bearing accounts, money market accounts or in a short-term certificate of deposit as of September 30, 2005. As a result, the interest rate market risk implicit in these investments at September 30, 2005 is low. However, factors influencing the financial condition of securities issuers may impact their ability to meet their financial obligations and could impact the realizability of our securities portfolio. The Company has not undertaken any other interest rate market risk management activities.

A hypothetical ten percent change in market interest rates over the next year would not have a material effect on the fair value of the Company’s debt instruments or our cash equivalents nor would it materially impact the earnings or cash flow associated with our cash investments. See Note 3 to the Consolidated Financial Statements for further information on the fair value of the Company’s financial instruments. Although the New Revolver bears interest at an adjustable rate equal to the prime rate, a hypothetical ten percent change in the market rates as of September 30, 2005 would not have a material effect on our earnings and cash flows in 2005, because we anticipate drawing on our line of credit only for short-term working capital needs during 2005.

ITEM 4. CONTROLS AND PROCEDURES - Evaluation of Disclosure Controls and Procedures

The Company maintains a Disclosure Committee, comprised of the Chief Executive Officer, President and Chief Operating Officer, Chief Financial Officer, Chief Executive Officer of Datamark, Chief Operating Officer of Datamark, President of eLearning Division, General Counsel, Chief Technology Officer and Director of Corporate Accounting. The Company is required to maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, and because of the material weaknesses discussed below, the Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2005, the Company’s disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

Except for the remediation efforts described below as occurring during the third quarter of 2005, there were no other changes in the Company’s internal control over financial reporting during the third quarter of 2005 which have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

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

Procedures have been implemented for the review of accounting pronouncements that may impact the Company’s financial statements, including the preparation of “white papers” documenting the analysis of the impact of such pronouncements on the Company’s financial statements. This process began during the third quarter of 2004, was substantially in place as of the end of the third quarter of 2005 and continues in effect as of the date of this filing.

The Company has increased the scope and frequency of meetings between the Company’s accounting staff and its external auditors regarding new accounting pronouncements. This process began during the third quarter of 2004, was substantially in place as of the end of the third quarter of 2005 and continues in effect as of the date of this filing.

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

As a result of this evaluation, the Company has:

•Established a separate corporate accounting function at the corporate headquarters in Chicago, Illinois which includes the positions of Director of Corporate Accounting (filled in August 2004) and Manager of Corporate Accounting (filled in August 2005).

•Filled key accounting positions and upgraded others at the eLearning division accounting operations in Denver, Colorado. This process began during the fourth quarter of 2004 and was completed in the first quarter of 2005.

•Added accounting staff at the Enrollment division accounting operations in Salt Lake City, Utah. This process was begun during the second quarter of 2004 and was completed during the first quarter of 2005.

As of September 30, 2005, the Company had a total of 15 employees in its accounting operations, an increase of 2 from September 30, 2004. Of these employees, 5 are Certified Public Accountants, an increase of 2 from the prior year. In November 2005, the controller of the Company’s eLearning division gave notice that he is resigning to pursue another opportunity. The Company has promoted the assistant controller at the eLearning division to controller. The Company intends to fill the assistant controller vacancy as quickly as possible and has developed a transition plan to ensure that the divisional controller’s and assistant controller’s duties continue to be performed effectively.

The Enrollment division accounting has been moved to the Company’s common accounting platform. This process began during the fourth quarter of 2004 and was completed during the first quarter of 2005. Integration work continues as of the date of this filing.

Checklists to ensure that accounting staff are familiar with the accounting requirements for their areas of responsibility are being implemented. This process began during the third quarter of 2004, was substantially in place as of the end of the third quarter of 2005 and continues in effect as of the date of this filing.

Detailed financial close procedures and related checklists have been implemented, including the review and approval of accounting entries, account reconciliations and consolidation entries. This process began during the fourth quarter of 2004, was substantially in place as of the end of the third quarter of 2005 and continues in effect as of the date of this filing.

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

Relationships with outside advisors, such as tax consultants, have been broadened. This process began in the third quarter of 2004, was substantially in place as of the end of the third quarter of 2005 and continues as of the date of this filing.

The Company has initiated a study of sales and use tax for both operating divisions. The study was completed by management during the third quarter of 2005 and is currently being reviewed by an outside advisor. Based upon the study results to date, management does not believe that the Company has material exposure to sales and use tax beyond the amounts shown in the Company’s financial statements.

The Company is also evaluating the costs and benefits of adding a full time tax position to the Company’s accounting organization. This process began during the second quarter of 2005 and continues as of the date of this filing.

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

Relationships with outside advisors, such as tax consultants, have been broadened. This process began in the third quarter of 2004, was sustantially in place as of the end of the third quarter of 2005 and continues in effect as of the date of this filing.

Management believes that the staffing and process changes and other remediation actions shown above will be effective to remediate these material weaknesses; however, certain of the corrective processes, procedures and controls must operate for a period of time and be tested over multiple quarters in order for the related material weaknesses to be considered remediated. Accordingly, the Company will continue to monitor the effectiveness of its internal control over financial reporting as it relates to the remaining material weaknesses and will make any further changes management deems appropriate. In addition, the Company will continue to be vigilant in reviewing and identifying areas of improvement in its internal controls over financial reporting and creating and implementing new policies and procedures as deemed appropriate. To facilitate this process, the Company is creating an internal audit function and is currently working to establish the appropriate scope and staffing of such function. The Company anticipates that the internal audit function will be operational beginning in the first quarter of 2006.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In July 2005, the Company received a letter from counsel to Arthur Benjamin, who was Datamark's Chief Executive Officer until April 15, 2005. The letter alleged unspecified breaches by eCollege and/or Datamark of Mr. Benjamin's employment agreement and related agreements, including without limitation Mr. Benjamin's stock appreciation rights agreement, and demanded that the Company submit such disputes to binding arbitration as contemplated by the employment agreement. The Company believes that neither it nor Datamark has breached any obligations to Mr. Benjamin and intends to defend such allegations in the arbitration proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Stockholders on September 21, 2005. At the Annual Meeting, the Company’s stockholders voted on the following proposals:

1.	To elect six directors to the Company’s Board of Directors to hold office for a one-year term.

Directors	For	Withheld

Oakleigh Thorne	19,967,202	221,271
Jack W. Blumenstein	19,226,964	921,509
Christopher E. Girgenti	19,329,396	859,077
Douglas Kelsall	19,965,084	223,389
Jeri L. Korshak	19,979,103	209,370
Robert H. Mundheim	19,979,128	209,345

2.	To ratify the selection by the Board of Directors of Grant Thornton LLP as the independent auditors of the Company’s financial statements for the year ending December 31, 2005.

For	Against	Abstentions

20,159,709	23,436	5,328

ITEM 6. EXHIBITS

The following is a list of exhibits filed as part of this Report on Form 10-Q.

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in Chicago, Illinois, on this 8th day of November, 2005.

eCollege.com

/s/ Oakleigh Thorne
Name: Oakleigh Thorne
Title: Chief Executive Officer and Chairman of the Board of Directors
(principal executive officer)

/s/ Reid E. Simpson
Name: Reid E. Simpson
Title: Chief Financial Officer
(principal financial officer)