Form 10-K
period 2005-12-31
ECOLLEGE COM
filed 2006-03-16
CIK 1085653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-28393

eCollege.com

(Exact name of registrant as specified in its charter)

Delaware	84-1351729
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One N. LaSalle Street, Suite 1800, Chicago, Illinois	60602
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (312) 706-1710

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act:
Common Stock
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes    ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes    ☒ No

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

Indicated by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. ☐Yes  ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2005, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $207,270,916, based on the closing price of the common stock as reported on the Nasdaq National Market.

As of March 13, 2006, 22,054,627 shares of our common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
[None]

eCollege.com

FORM 10-K

For the Year Ended December 31, 2005

TABLE OF CONTENTS

PART I

ITEM 1:	Business
ITEM 1A:	Risk Factors
ITEM 1B:	Unresolved Staff Comments
ITEM 2:	Properties
ITEM 3:	Legal Proceedings
ITEM 4:	Submission of Matters to a Vote of Security Holders

PART II

ITEM 5:	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
ITEM 6:	Selected Financial Data
ITEM 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations
ITEM 7A:	Quantitative and Qualitative Disclosures About Market Risk
ITEM 8:	Financial Statements and Supplementary Data
ITEM 9:	Changes In and Disagreements With Accountants on Accounting and Financial Disclosures
ITEM 9A:	Controls and Procedures
ITEM 9B:	Other Information

PART III

ITEM 10:	Directors and Executive Officers of the Company
ITEM 11:	Executive Compensation
ITEM 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
ITEM 13:	Certain Relationships and Related Transactions
ITEM 14:	Principal Accountant Fees and Services

PART IV

ITEM 15:	Exhibits and Financial Statement Schedules
Signatures

PART I

References in this Annual Report on Form 10-K to “eCollege,” the “Company,” “we,” “us” or “our” refer to eCollege.com and its subsidiaries unless the context otherwise requires.

Information Concerning Forward-Looking Statements.  This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 which reflect our current expectations and beliefs regarding the Company’s future results of operations and performance and other future developments. You can identify these forward-looking statements when you see us using words such as “expect,” “anticipate,” “estimate,” “plan,” “believe” and other similar expressions, and such statements include, but are not limited to, statements concerning the Company’s plans to offer additional products or services, the timing of any such offerings and the expected benefits to customers of any such offerings; expected technology developments; the Company’s growth strategy; future financial and operating results; future enrollment levels; future levels of capital expenditures; expected seasonality; and any other statements that are not based on historical facts.

We caution our readers that these forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of, among other things, the factors described in  Management’s Discussion and Analysis of Financial Condition and Results of Operations, Risk Factors and elsewhere in this report, and in the Company’s filings with the Securities and Exchange Commission (the “SEC”). We advise readers not to place undue reliance on the forward-looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report. We undertake no obligation to update or revise these forward-looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, other than as required by law.

ITEM 1:    BUSINESS

General

eCollege is an outsource provider of value added information services to the post-secondary education industry. We were organized as a Delaware corporation in 1999 and operate through two divisions, our eLearning division and our Enrollment division, Datamark, Inc. (the terms “Datamark” and “Enrollment division” are used interchangeably throughout this report to describe the latter division).

 Our eLearning division provides on-demand outsourced technology, products and services that enable colleges, universities and high schools (“K-12 schools”) to offer online distance and hybrid educational programs as well as on-campus courses. Datamark provides integrated enrollment marketing services, primarily to the proprietary post-secondary school industry.

Our growth strategies are aimed at providing value-added information services along the student life cycle to our target market, which consists of for-profit and growth oriented not-for-profit post-secondary schools, colleges, universities and K-12 schools in the United States and Canada.  The student life cycle is the chain of activities and interactions a student goes through, from the beginning of the decision to go to school (or go back to school), throughout the completion of courses, to graduation and career placement and progression.  Our goal is to provide our customer institutions with value-added solutions along this chain, thereby helping to ensure the efficient and effective growth of their educational programs. After careful analysis, we recently decided to invest in the international expansion of our eLearning business, initially by supporting United States clients who are expanding internationally and then by moving into selected international markets over the next several years.

The principal components of the Company’s growth strategy include:

Continue fueling the profitable growth of our current customers through existing services and in so doing drive our own revenue growth: As our solutions in both the eLearning division and the Enrollment division successfully help our clients attract, retain and educate a growing pool of students, our revenue increases.  In the eLearning division, our price structure is tied directly to the number of course enrollments on our platform.  In the Enrollment division, as our products and services help drive customers’ enrollments and corresponding revenues, there is an opportunity for our revenues to grow along with our customers’ increasing marketing expenditures.

Add new products and services along the student life cycle that leverage both divisions in bringing additional value to our  target market:  This growth strategy involves gaining market acceptance of recent and planned product introductions within divisions, planning the development and integration of new product opportunities across the divisions, and analyzing other solution providers in the industry for potential acquisitions to provide additional products and services that are complementary to our core businesses. As part of our commitment to operational excellence in our new products, we recently expanded the role of the Product Engineering & Technology organization, originally part of our eLearning business, to also support product innovation in the Enrollment business. We have also created a cross-divisional product committee, led by senior executives, to align development resources with a unified product vision.

Up-sell and cross-sell additional services to current customers:  Up-selling involves selling additional products and services to current customers within the eLearning and Enrollment divisions. Cross-selling focuses on selling products of one operating division to appropriate customers of the other division.  Our past cross-selling experience has focused on the biggest revenue opportunities and customers most resembling the institutions currently served by each division.  We intend to expand our cross-selling initiatives to package Enrollment solutions appropriately across various segments of customers within eLearning to help those clients achieve their growth targets. In addition, we plan to market eLearning solutions as a core growth engine for appropriate Enrollment division clients.

Add additional customers:  We expect to continue to increase our customer base by targeting sales efforts at entrepreneurially-minded institutions that are committed to achieving enrollment growth in both online and on-campus programs.  Additionally, we will explore strategic relationships where appropriate to drive sales of our products and services.  For example, we recently entered into an agreement with a course evaluation vendor that combines the vendor’s course evaluations with our online survey technology and infrastructure. Under the agreement, both our clients and the vendor’s clients can purchase access to quality assessment instruments delivered through our platform. The agreement provides us with an additional channel to facilitate sales of our online survey applications.

Expand the eLearning business to selected international markets: We believe that certain countries present significant opportunities for online education as they move towards knowledge-based economies. We intend to begin our international expansion in 2006 by internationalizing the eLearning platform and supporting clients who wish to begin operating with us in select international markets in the latter half of the year. We will also explore other business opportunities and distribution channels in international markets. We do not expect our international expansion to generate significant revenue in 2006.

Segment Information

eCollege has two business segments, eLearning and Enrollment. A summary of our net revenue, income from operations, and assets for each of our business segments may be found in Items 7 and 8 of this Annual Report on Form 10-K.

Our Solution

eLearning

Our eLearning technology, products and services are designed to be comprehensive, powerful and flexible to drive the success and growth of the online educational programs of our target market. As an on-demand software vendor, we provide our customers access to our software products, consisting of online campuses, courses, reporting, content management and program administration solutions, through hosting services in our reliable data centers. We also provide services complementing our software, including design, development and management of online campuses and courses, as well as ongoing administration, faculty and student support. Our suite of products and services provides customers with the flexibility to either outsource the development of their online campus and courses or to select individual products and services to meet their unique needs.

The eCollege SystemSM.    The eCollege System consists of proprietary, web-based  software and services that facilitate the creation of online programs by our customers and support their operational and academic needs. The eCollege System includes eCollege Teaching SolutionsSM, eCollege Program Administration SolutionsSM and our technology infrastructure.

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

Gateway CampusSM and CampusPortalSM.    Gateway Campus and CampusPortal are online portal products that offer community, academic and administrative functions similar to those found on a physical college campus. The Gateway Campus provides access to online campus services, courses and course supplements, and includes faculty and administrative services. Our customers can choose to add premium features, such as interactive course catalogs, online admissions forms and online registration, to their Gateway Campus. CampusPortal is our most comprehensive portal product and includes all of the functionality of the Gateway Campus and the premium features.

Program Management and Reporting.    We assign every customer a client services consultant and a back-up team to provide assistance with term and course administration and user management, and to ensure that the customer’s communications and reporting needs are met. We also offer customers a wide range of standard reports, including activity usage and enrollment reports that analyze student data to help customers manage their online programs. In addition, we are able to create custom reports that respond to our customers’ unique needs.

Evaluation Solutions.    Evaluation Solutions are comprehensive Internet-based products that automate the entire course and instructor evaluation process. These products allow our customers to gather data from students and faculty online, and then aggregate the data into reports to help monitor course and program quality and instructor effectiveness.

Program Intelligence Manager. Program Intelligence Manager is an interactive analysis toolset that enables customers to identify and act on key drivers affecting student satisfaction, course and program quality and course completion and student retention rates. The functionality allows customers to analyze user activity and trends across multiple courses, programs and schools.

eCollege Services. eCollege offers a suite of professional services that complement its Teaching and Program Administration Solutions. These offerings include:

Help Desk.    As part of our core offering, we provide assistance to students, faculty and administrators 24 hours a day, 365 days a year, to ensure that technical questions related to the eCollege System are resolved quickly and effectively.

Course Development and Support, Instructional Design Consulting and Training, and Content Solutions.    We offer course development services to help customers reduce the time it takes to develop new course offerings, create enhancements to existing courses with new learning objects or multi-media, and convert existing course content from other companies’ course management systems. Our instructional designers leverage our product and service offerings to help customers deliver quality online courses, instruction and programs.

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

Hosting.    As an on-demand provider, we host our software for our customers in a highly reliable and scalable hosting environment, allowing customers to provide their online programs through a standard Web browser. We have two commercial data centers and have built redundancy into every critical area of the eCollege System, including security, switches, communication servers, network management, Web servers, application servers, database servers and data storage. This redundancy enabled us to achieve 99.999% internal system availability to our customers during the 2003-2004  academic year, 99.978% availability during the 2004-2005 academic year and 99.989% availability thus far in the 2005-2006 academic year.

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

Product Advancement.    Our development and quality assurance teams focus not only on features and functionality, but also on the usability and scalability of our products. All new product development initiatives go through a rigorous definition, development and quality assurance process. Furthermore, because of our on-demand model, whenever we release an upgrade or enhancement to our Teaching Solutions or Program Administration Solutions, all of our customers have immediate access to the benefits of the new product offering.

Enrollment

The products and services offered by Datamark are focused on three stages of the student life cycle: recruiting (lead generation), enrollment (lead conversion), and student retention. Our lead generation products primarily consist of direct mail, media placement and interactive marketing solutions that are designed to attract the interest of the most likely candidates for enrollment at our customers’ institutions. We provide sophisticated lead response tracking and utilize that tracking to optimize the media mix for customers on a continual basis.

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

The following is a description of Datamark’s key product and service offerings:

Direct Mail.    We access comprehensive lists of potential students from several leading student marketing groups. These lists include information about high school students as well as non-traditional learning prospects. We also have direct online access, through national list compilers, to lists that target young adults, career changers and individuals seeking continuing education. By targeting selected groups,  we help to ensure that mailings are received by qualified sales leads and enable our customers to reach potential students at lower costs. Datamark also provides customized response modeling and list development. Our custom software and database systems enable us to streamline the direct mail production process and provide efficient turnaround times for direct mailings.

Interactive Marketing.    We offer interactive services based on managing and buying internet media mixes for lead generation on behalf of our customers. Our eMaxSM service creates customer leads through Web marketing, using techniques   such as online advertising and media placements, search management and email communications. We also offer  research and competitive analysis, search engine optimization and web site design and related services. Our eOptSM solution allows us to group smaller schools together and purchase media for the group as a whole to obtain more efficient rates. Our database driven lead management system provides a complete lead verification process that minimizes the number of invalid leads sent to our customers, as well as  real-time reporting  on key aspects of our customers’ media buys. We recently introduced an interactive product model under which the customer procures the lead and we provide lead “scrubbing,” media management, analytic and other services.

Media Placement.    We provide comprehensive media buying for both broadcast and print advertising media. Through our MediamaxSM lead tracking technology, our customers can obtain real-time information on media-generated leads and measure the effectiveness of various advertisements.

Student Retention.    Our Path FinderTM solution is a  custom-designed retention solution that records and mines data comprised of student success guides, course evaluation surveys, student satisfaction surveys, faculty and staff surveys and exit surveys. While the program is designed to help all students succeed, it is particularly effective at identifying students most susceptible to attrition and utilizes specialized tools and technologies to motivate  them to stay in in school. This enhanced monitoring allows our customers to proactively address student issues and increase retention rates. Our StartBoost™ solution is a custom-designed solution that identifies those enrolled students who are at risk for not starting their courses or programs and provides specialized email, mail and telephone communications designed to motivate them to start.

Other Products.  Other Datamark products include custom research, admissions training and admissions shopper services. Our custom research includes focus groups, surveys and studies of  curriculum mix, school site locations  and other factors that affect enrollment and retention. We also offer training to our customers’ admissions staffs to improve their conversion rate of leads into enrollments. Our admissions shopper services allow customers to view the admissions process through the eyes of a prospect. These services are supported by specialized database technology and research and optimization methods.

Customers

We define customers based on their common ownership. Even though certain school groups do not centralize budgetary or purchasing decisions, a goup of customers under common control or otherwise affiliated with each other is regarded as a single customer.. Online distance education purchasing decisions are generally made at the consolidated school group level, while enrollment marketing budgetary and purchasing decisions are more often made at the individual school or campus level.

As of December 31, 2005, our eLearning division had more than 280 customers located primarily in the United States and Canada. Our eLearning customers include some of the fastest growing and largest programs for online degrees, certification and professional development. The eLearning division serves for-profit education companies and post-secondary schools, public and private universities, community colleges, career commuter colleges, state departments of education and K-12 school districts. In addition, we have contracts with several providers of continuing education and corporate training. For the year ended December 31, 2005, our 30 largest eLearning customers accounted for approximately 70% of our eLearning revenue.

Our Enrollment division operates in three key customer sectors within the post-secondary market: proprietary; continuing education; and community colleges, with the majority of customers coming from the proprietary sector. As of December 31, 2005, the Enrollment division had more than 150 customers. These customers are located throughout the United States and Canada. For the year ended December 31, 2005, our 30 largest Enrollment customers accounted for approximately 92% of our Enrollment division revenue.

For the year ended December 31, 2005, Corinthian Colleges, a customer of both the eLearning and Enrollment divisions, accounted for approximately 22% of our consolidated revenue.

Sales and Marketing

eLearning

We target prospective customers in the United States and Canada. We have a dedicated eLearning sales force who are responsible for new business development and whom we compensate with a combination of base salary, revenue-based commissions and bonuses for sales and specified sales activities, including activities relating to cross-sales of Datamark services. Most members of the sales force have a background in education and/or technology. We divide our sales force into two groups: post-secondary education and K-12, each managed by a vice president responsible for regional directors located within the geographic territories they serve. Our regional directors focus on selling to institutions with large distance programs or the potential for large distance programs within a clearly defined target account list for each geographic region.

Once a customer contracts with us, the account is assigned to our Account Management department, which is responsible for partnering with our customers to build new online programs for new schools or departments within customers’ institutions. The Account Management department also promotes and sells additional products and service offerings to our customers for their existing programs and provides assistance to program administrators to ensure that customers’ communications and reporting needs are met. We compensate our Account Managers with a combination of salary, revenue-based commissions and bonuses for contract renewals, up-sales and cross-sales.

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

We market our eLearning technology and services through trade shows, eCollege-sponsored symposiums, speaking engagements and direct marketing. Our eCollege.com website includes a demonstration of the eCollege System and provides information on industry news, trends and important events in online learning. We use press releases and communications to the news and trade media to promote online learning and our customers’ programs in order to increase online student enrollments. We are continuing to strengthen our brand identity by participating in trade shows, conferences and executive speaking engagements.

Enrollment

Our Enrollment division employs an experienced sales force which is comprised of a new business development team and an account management team. Incentive compensation plans for our new business sales executives include a base salary plus commission on gross sales of direct mail, interactive, research, training and retention services and on net sales of media placement for the first 12 months of new business revenue. New business account executives are also responsible for and compensated for cross-divisional sales.

Incentive compensation plans for our account management sales executives include a base salary plus commission on gross sales of direct mail, interactive, research, training and retention services and on net sales of media placement. This team is responsible for overseeing the projects of our existing client base to ensure quality service and for growing business from existing clients by selling additional products and solutions. Datamark rewards up-selling activities by paying accelerated commissions on non-core products and services.

The Enrollment division is pursuing several growth initiatives to leverage its core competencies, business model and customer base. The division’s near-term growth areas include further penetrating its core market and broadening its services offerings. We are actively working with our customers to integrate additional service offerings to support enrollment and retention objectives. While Datamark’s customers continue to purchase marketing services primarily to drive on-campus enrollments, demand for Datamark’s marketing solutions for online programs is growing quickly.

We primarily market our Enrollment division solutions through the sales efforts of our account executives. We also participate in industry trade shows, sponsorships, e-mail campaigns, and newsletters. In addition, we rely on our Datamark website and place advertisements in major trade magazines.

Competition

eLearning

The online learning market has evolved quickly over the past ten years and is subject to technological change.   Some colleges and universities construct online learning systems utilizing in-house personnel and create their own software or purchase software components from a vendor. Therefore, we face significant competition from a variety of entities including software companies with specific products for the college and university market, some of which provide hosting services, as well as service companies that specialize in consulting, system integration, and support in the online learning industry. In addition, we have recently seen a number of open source solutions enter the market. Other competitors in this market include a wide range of education and training providers using video, mail correspondence, CD-ROM, and live online training. We believe that the market has begun to consolidate, as evidenced by the recent merger of Blackboard, Inc. and WebCT, Inc. Our principal competitors include Blackboard, Inc., Desire2Learn Inc. and ANGEL Learning, Inc.

We believe that the principal competitive factors in our market include:

•                         The ability to provide high quality online learning, meeting the needs of colleges, universities, K-12 schools and their students;

•                         A proven approach and process to ensure the successful growth of online educational programs;

•                         Reliable technology,  with up-time and degradation free usage being the significant measures;

•                         Scalable technology and support services that ensure continued security and system performance as customers grow;

•                         Flexibility and the ability to integrate other technology-based products;

•                         The ability to offer a full complement of products, services, and hosting capabilities as a single-source provider;

•                         Single source accountability for customer support and satisfaction;

•                         Financial viability and company reputation;

•                         Competitive pricing; and

•                         The quality of implementation and ongoing support teams.

We believe that we compare favorably to our competitors on the basis of these factors.

Enrollment

The primary source of competition for our Enrollment division comes from large educational institutions that perform a significant portion of their marketing function in-house and from local advertising agencies, media companies and printing services companies who compete for our accounts. There are a few outsourced marketing service providers that we believe are our primary competitors, but we believe that few, if any, of these companies offer as comprehensive a selection of integrated marketing solutions as we offer. We believe that the principal competitive factors in our market include:

•                         The ability to deliver an industry-specific solution;

•                         The ability to provide a comprehensive solution for student enrollment and retention;

•                         Knowledge of the education industry, including an understanding of the drivers of success;

•                         The ability to provide high quality marketing products and customer service; and

•                         Delivering to customers a superior return on their marketing investments.

We believe that we compare favorably to our competitors on the basis of these factors.

Technology

In late 2004, we consolidated the technology organizations for eLearning and Enrollment under the management of our Product Engineering and Technology division. This division is also responsible for development and maintenance of the MIS applicatons that support our business. Following is a discussion of the technology we employ in each of our operating divisions:

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

Our products are delivered to our customers from a network of centralized Web servers. Our Web servers are located in two data centers, commonly known as Web “server farms,” which provide us with scalable, high bandwidth Internet connections. Our primary facility is co-located at ViaWest Internet Services, Inc. (“ViaWest”) in Denver, Colorado, and our back-up facilities are located at our eLearning division headquarters in Denver. Having multiple data centers provides us with the capability to provide backup in the case of failure of a data center, thereby mitigating or eliminating customer downtime. We have begun a two-year build-out of an additional data center at a ViaWest facility outside of Denver which we plan to use as a disaster recovery facility later in 2006 and as a second production facility beginning in 2007.

Enrollment

Our technology strategy for the Enrollment division is to employ the best available software and systems to provide our customers with an integrated enrollment marketing and retention solution. This strategy is supported by the following:

•                       We have direct online access to targeted national lists of potential students;

•                       We employ sophisticated lead response tracking systems to optimize the media mix for customers;

•                       Our Path Finder solution helps record and mine data; and

•                       We offer other value-added services such as Internet search engine optimization and web site review, consultation, design, and development.

We employ Microsoft’s most current and commonly used programming technologies, as well as open source software such as Linux, PHP and MySQL, in the development and support of our technology solutions.

The Enrollment division uses state-of-the-art equipment in its direct mail production facility. Using high volume laser printers and direct-to-plate technology, which reduces turnaround times and increases quality, our production facility is easily scalable and is designed specifically for short-run, highly personalized direct mail campaigns. The facility has several printing presses, folding machines, inserting machines and sorting machines. We are  investing in additional equipment in the first half of 2006 to increase the level of automation and optimize scheduling in our production facility

Research and Development

The Company’s product development activities are managed from Denver, Colorado, with development teams in both operating divisions. Most of our development activities take place in Denver and Salt Lake City. In January 2004 we decided, based on timing and cost considerations, to supplement our development efforts by committing resources to offshore development in Sri Lanka. eCollege entered into an agreement with a third party vendor to provide supplemental software development for our development projects. In April 2007, we will have the option of hiring the third party’s staff and establishing our own facility in Sri Lanka. Our minimum future commitments under this agreement totaled $2.4 million at December 31, 2005. If we elect to terminate the agreement before April 2007, we will have to pay a termination penalty equal to six months’ expense at the then current minimum staffing level. Our integrated technology operations and software development in Denver, Salt Lake City and Sri Lanka ensure common architectural standards and processes throughout the Company. Both onshore and offshore resources support research and development for the eLearning and Enrollment divisions as well as our MIS activities.

eCollege’s total expenditures for research and development were $7.2 million in 2005 (of which $1.4 million related to development in Sri Lanka),  $6.6 million in 2004 (of which $0.9 million related to development in Sri Lanka) and $5.7 million in 2003 (all in the United States). In 2005, 2004 and 2003, we capitalized $1.4 million,  $1.8 million and $304,000, respectively, in costs for internally developed software, which reduced research and development expense by corresponding amounts. We anticipate that we will continue to have significant research and development expenditures in the future as we continue to develop and provide innovative, high-quality products and services to maintain and enhance our competitive position.

Seasonality

Because the majority of our eLearning revenue is derived from the number of students our customers have enrolled in online courses delivered on our Course Management System, our results of operations are impacted by the seasonality inherent in the traditional academic calendar. However, in 2005, we continued to see our customers offer more non-traditional course terms (i.e. quarterly, monthly and bi-monthly), which has somewhat mitigated the seasonality of our results. We expect this trend to continue in the future. We also experience some seasonality in our Enrollment division. This seasonality is primarily driven by our customers’ direct mail campaigns, which tend to be weighted toward the second half of the calendar year.

As a result of the seasonality in our businesses, sequential quarter-to-quarter financial results are not directly comparable.

Intellectual Property and Proprietary Rights

The Company relies upon federal statutory and common law copyright, trademark and servicemark law, patent law, trade secret protection and confidentiality and/or license agreements with its employees, customers, partners, and others to protect its proprietary rights. As of December 31, 2005, the Company has six patents registered with the United States Patent and Trademark Office (“USPTO”) covering certain features of the eCollege System, with expiration dates between 2012 and 2015. eCollege has additional patent applications filed with the USPTO covering other features of the software included in the eCollege System.

We have certain registered servicemarks and trademarks including eCollege.com®, eCollege® and Datamark®. We will continue to evaluate the registration of additional servicemarks as appropriate.

Employees

As of December 31, 2005 we employed 519 people. None of our employees are subject to collective bargaining agreements, and we consider our relations with our employees to be good.

Available Information

We make available free of charge on our website at www.eCollege.com our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we electronically file or furnish such material to the SEC. You can  access such filings from the Investor Relations section of our website via a hyperlink to a third-party SEC Filings website. The information found on our website is not part of this or any other report we file or furnish to the SEC.

ITEM 1A. RISK FACTORS

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

A Significant Portion of Our Revenue Is Generated From a Relatively Small Number of Customers.

Revenue from a small number of customers has comprised a substantial portion of the historical revenue of eLearning and Datamark and is expected to represent a substantial portion of divisional revenue for the foreseeable future. For the year ended December 31, 2005, our 30 largest eLearning customers accounted for approximately 70% of eLearning division revenue and the 30 largest customers of the Enrollment division accounted for approximately 92% of Enrollment division revenue. One institution (Corinthian Colleges) that is a customer of both the eLearning and Enrollment divisions accounted for approximately 22% of consolidated revenue in the year ended December 31, 2005. Any cancellation, deferral, or significant reduction in work performed for these principal customers, or failure to collect accounts receivable from these principal customers, could have a material adverse effect on our business, financial condition, and results of operations.

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

•                 Future issuances of our common stock;

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

We Depend On Our Customers and Third Parties to Market Student Enrollments for Online Courses.

A substantial portion of our eLearning division revenue is derived from fees for each enrollment in an online course that we host for our customers. Generally, we do not market directly to students to generate enrollments in our customers’ courses and therefore have little influence on the number of students that enroll. We are therefore dependent on the institutions and organizations that purchase our products and services to market to individual students. The failure of these third parties to effectively attract, maintain, and increase student enrollments could affect our revenue growth and have a material adverse effect on our business and financial results. Although Datamark provides enrollment marketing services to its customers, the majority of Datamark’s customers are not customers of our eLearning division, and there can be no assurance that they will become customers of our eLearning division.

Our Operating Results May Fluctuate Significantly and May Be Below the Expectations of Analysts and Investors.

The sales cycle for our products and services vary widely and can be very lengthy, particularly for the eLearning division. Because of the variability and length of the sales cycle, it may be difficult for us to predict the timing of particular sales, the rate at which online campuses, courses, and/or course supplements will be implemented, the number of students who will enroll in the online courses, or the rate of which new or future customers will utilize our enrollment marketing services. Because a significant portion of our eLearning division’s costs are fixed and are based on anticipated revenue levels, small variations in the timing of revenue recognition could cause significant variations in operating results from quarter-to-quarter. Since we may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall, any significant decrease in revenue would likely have an immediate material adverse effect on our business and financial results.Further, any such variations could cause our operating results to fall below the expectations of securities analysts and investors. In such an event, the trading price of our stock would likely fall and investors might sue the Company, causing increased litigation expenses and, possibly, the payment of large damages or settlement fees.

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

Our future success and our ability to pursue our growth strategy will depend to a significant extent on the continued service of our senior management personnel. Executives have left the Company over the years, and there may be additional departures from time to time. Although we have employment agreements with our executive officers, these agreements do not obligate them to remain employed by us. The loss of services of any senior management personnel could make it more difficult for us to successfully pursue our business goals.

We Face Significant Competition in our Markets.

The online learning market has evolved quickly over the past ten years and is subject to technological change. Some colleges and universities construct online learning systems using in-house personnel and create their own software or purchase software components from a vendor. Therefore we face significant competition from a variety of entities including software companies with specific products for the college and university market and service companies that specialize in consulting, system integration and support in the eLearning industry. We have recently seen a number of open source solutions enter the market. Other competitors in this market include a wide range of education and training providers using video, mail correspondence, CD-ROM, and live online training. We also face significant competition in the market for enrollment marketing services to the post-secondary education industry. Competition is most intense from colleges and universities that perform their own enrollment marketing services in-house. Datamark also faces competition from other enrollment marketing companies, direct marketing companies, media placement agencies and online marketing companies.

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

Recent Rapid Growth in Our Markets May Not Continue and our Ability to Grow May be Adversely Affected.

The online learning market and the for-profit post-secondary education market have grown rapidly in recent years, and there can be no assurance that such growth levels will continue. Our ability to execute our growth strategy will depend in part on continued growth in these markets. With respect to the online learning market, our success will depend in part on the continued adoption by our customers and potential customers of online education initiatives. Online education is a relatively new development, and some academics and educators are opposed to it in principle. It is possible that their opposition could reduce the demand for our products and services or result in increased costs or burdens for customers and potential customers offering online education. With respect to our enrollment marketing services, the marketing strategies and budgets of our current and prospective customers are subject to frequent change.

Our Network Infrastructure and Computer Systems May Fail.

The continuing and uninterrupted performance of our network infrastructure and computer systems is critical to our success. Any system failure that causes interruptions in our ability to provide services could reduce customer satisfaction and, if sustained or repeated, would reduce the attractiveness of our technology and services to our customers and their students and to prospective customers and could require us to issue credits or pay penalties under our contracts with certain customers. In addition, a system failure could expose us to significant remediation expense and could divert management’s attention and other company resources.

Because our services involve the storage and transmission of proprietary and confidential customer and student information, our success depends on our ability to provide superior network security protection and maintain the confidence of our customers in that ability. Unauthorized disclosure of such information could subject us to liability and have a negative impact on our reputation. Our system is designed to prevent unauthorized access from the internet and, to date, our operations have not been affected by security breaks; nevertheless, in the future we may not be able to prevent unauthorized disruptions of our network operations, whether caused unintentionally or by computer “hackers” or by the failure of our internet service providers to provide us with adequate bandwidth and service. Despite precautions we have taken, unanticipated problems affecting our systems have from time to time in the past caused, and in the future could cause, interruptions or delays in the delivery of our products and services. Any damage or failure that interrupts or delays our operations could have a material adverse effect on our business and financial results.

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

As of December 31, 2005, the Company’s principal debt obligations totaled approximately $20.0 million ($22.0 million face value). Of this amount, $17.9 million ($20.0 million face value) is secured by all of our assets. Our debt could have important consequences to our stockholders. Because of our substantial debt:

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

Our Internal Control over Financial Reporting Is Not Effective, which Could Result in Possible Regulatory Sanctions and a Decline in our Stock Price.

Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) requires us to furnish annually a report on our internal control over financial reporting. The internal control report must contain an assessment by our management of the effectiveness of our internal control over financial reporting (including disclosure of any material weakness) and a statement that our independent auditors have attested to and reported on management’s evaluation of such internal control. As disclosed in Item 9A of this Annual Report on Form 10-K, we have identified a material weakness in our internal control over financial reporting that existed as of December 31, 2005. As a result, neither management nor our independent auditors were able to conclude that our internal control over financial reporting was effective within the meaning of Section 404 of Sarbanes-Oxley as of such date. As a result, we could be subject to regulatory sanctions or lose investor confidence in the accuracy and completeness of our financial reports, either of which could have an adverse effect on the market price for our securities.

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

Our Enrollment division obtains mailing lists from third party vendors. Because of our unique relationships with some of our key vendors, we are able to purchase these lists in high volumes under favorable pricing and in formats compatible with our systems. If we were unable to continue to obtain these mailing lists at our current pricing levels and in the formats in which we historically have received these lists, it could reduce our competitive advantage and have a material adverse effect on our business.

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

Our business and operating results are subject to uncertainties arising out of terrorist attacks on the United States of America. These uncertainties include a potential global economic slowdown and the economic consequences of further military action or additional terrorist activities. While terrorist attacks have not had a material impact on our financial position or results of operations to date, any future attacks or events arising as a result of the attacks, such as interruptions to the international telecommunications network or the internet, could have a material impact on our business.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

In 2004, the Company relocated its principal executive office to Chicago, Illinois. The Chicago office houses our Chief Executive Officer, Chief Financial Officer and General Counsel as well as certain accounting, finance and administrative employees. The office comprises approximately 6,178 square feet and is held under a lease that expires in January 2010, with an option to extend for one additional five year period.

Our other corporate executives and our eLearning division continue to be located in Denver, Colorado. The Denver facility encompasses approximately 47,600 square feet and is held under a lease that expires on September 30, 2007. We have the option to extend this lease for two additional periods of three years each.

Our Enrollment division is located in Salt Lake City, Utah in leased office space that is attached to its production facility. The production facility is approximately 22,000 square feet and the office space is approximately 28,000 square feet. The Enrollment division also has a media placement center in Spokane, Washington which was expanded in 2005 and currently consists of approximately 7,200 square feet. The lease on our Salt Lake City facilities expires in June 2012 and the lease on our Spokane facility expires in May 2010.

We believe that our current facilities are adequate for our current needs and that suitable additional or alternative space will be available in the future on commercially reasonable terms as needed.

ITEM 3.    LEGAL PROCEEDINGS

In July 2005, the Company received a letter from counsel to Arthur Benjamin, who resigned as Datamark’s chief executive officer in April 2005. The letter alleged unspecified breaches by eCollege and/or Datamark of Mr. Benjamin’s employment agreement and related agreements, including without limitation Mr. Benjamin’s stock appreciation rights agreement, and demanded that the Company submit such disputes to binding arbitration as required by the employment agreement. The Company agreed to arbitrate the dispute. On December 12, 2005, Mr. Benjamin filed a lawsuit captioned Arthur Benjamin vs. Datamark, Inc. and eCollege.com  in the United States District Court, District of Utah. The suit alleges, among other things, that eCollege and Datamark breached Mr. Benjamin’s  employment and stock appreciation rights agreements by forcing Mr. Benjamin to resign for “good reason”  and subsequently failing to pay him severance and accelerate the vesting of his stock appreciation rights and restricted stock. Using an assumed common stock price of  up to $150 per share,  Mr. Benjamin seeks compensatory damages of up to $38 million and punitive damages of up to $380 million.

From a procedural standpoint, the Company believes that all disputes between the Company and Mr. Benjamin must be resolved in arbitration in accordance with the terms of the employment agreement and has filed a motion to dismiss the federal lawsuit. A hearing on the motion is scheduled for March 16, 2006. With regard to the substance of Mr. Benjamin’s complaint, the Company  believes that his allegations are without merit and that his calculations of alleged damages are in error. The Company intends to vigorously defend against these allegations. However, due to the uncertainty inherent in litigation, we are unable to predict the outcome of this dispute. An outcome unfavorable to the Company could have a material adverse effect on our business, results of operations and financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of 2005.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

eCollege’s common stock has been traded on the NASDAQ National Market System (“Nasdaq NMS”) under the symbol “ECLG” since December 15, 1999. The following table sets forth the high and low sales prices of the Company’s common stock for the periods indicated as reported on the Nasdaq NMS.

	High	Low
Year ended December 31, 2004
1st Quarter	$23.85	$16.84
2nd Quarter	$23.00	$14.44
3rd Quarter	$16.08	$6.04
4th Quarter	$12.25	$8.36

Year ended December 31, 2005
1st Quarter	$13.26	$9.58
2nd Quarter	$13.75	$9.01
3rd Quarter	$15.24	$11.61
4th Quarter	$19.95	$13.35

The closing price for our common stock on March 13, 2006 was $18.62 per share.

As of March 13, 2006 there were approximately 91 holders of record of our common stock.

The Company has never paid cash dividends on its stock, and is currently precluded from doing so under its borrowing agreements.

ITEM 6.    SELECTED FINANCIAL DATA

The following table sets forth our summary consolidated financial data for each of the past five years. Data for 2005, 2004 and 2003 include Datamark’s results of operations from October 31, 2003, the acquisition date. You should read this information together with the Consolidated Financial Statements and the Notes to those statements included in Item 8 of this Annual Report on Form 10-K and the information set forth under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Annual Report on Form 10-K.

Statement of Operations Data:

	Years Ended December 31,
	2005(1)	2004 (1)	2003(1)(2)	2002	2001
	(In thousands, except per share data)
Revenue:
Student fees	$36,818	$31,154	$24,971	$18,058	$13,054
Direct mail enrollment marketing	37,619	38,347	6,277	—	—
Interactive enrollment marketing	16,939	11,079	790	—	—
Other	11,492	8,687	4,822	5,634	6,793
Total revenue	102,868	89,267	36,860	23,692	19,847
Cost of revenue	53,976	46,780	16,183	11,663	13,840

Gross profit	48,892	42,487	20,677	12,029	6,007
Operating expenses:
Product development	7,249	6,635	5,723	5,658	4,810
Selling and marketing	10,178	9,878	5,843	5,613	7,147
General and administrative	16,317	16,213	7,140	5,621	6,718
Other general and administrative expense (3)	1,613	1,492	249	—	—

Total operating expenses	35,357	34,218	18,955	16,892	18,675

Income (loss) from operations	13,535	8,269	1,722	(4,863)	(12,668)
Interest income (expense), loss from early repayment of debt and other, net (4)	(3,515)	(7,406)	(1,154)	(58)	331

Income (loss) before income taxes	10,020	863	568	(4,921)	(12,337)

Income tax (expense) benefit (5)	(4,092)	18,497	—	—	—

Net income (loss)	$5,928	$19,360	$568	$(4,921)	$(12,337)

Basic net income (loss) per share	$0.27	$0.95	$0.03	$(0.30)	$(0.76)
Diluted net income (loss) per share	$0.26	$0.88	$0.03	$(0.30)	$(0.76)
Weighted average shares outstanding – basic	21,729	20,358	17,758	16,329	16,219
Weighted average shares outstanding – diluted	22,405	21,996	19,578	16,329	16,219

(1)   Note on adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123 “Accounting for Stock-Based Compensation”: The Company adopted SFAS No. 123 effective January 1, 2003 for its financial statements, using the prospective method as described in SFAS No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of SFAS 123.” The Company’s use of the prospective method of adoption means that the fair value for stock-based compensation required by SFAS No. 123 was applied only to stock-based compensation awards granted, modified, or settled subsequent to January 1, 2003. Accordingly, the results for 2005, 2004 and 2003 are not directly comparable to results of prior years in this regard. The Company recorded $2.8 million, $3.8 million and $1.0 million of total stock-based compensation expense in 2005, 2004 and 2003, respectively.

(2)   The Company acquired  Datamark on October 31, 2003. Results of operations for the year ended December 31, 2003 include two months of Datamark activity.

(3)   Other General and Administrative Expense: In 2005 and 2004 other general and administrative expense consisted of amortization of intangible assets acquired in the Datamark acquisition of $1.6 million and $1.5 million, respectively. In 2003 other general and administrative expense consists of two months of amortization expense for our intangible assets acquired in the Datamark acquisition.

(4)   Interest Income (expense), loss from early repayment of debt and other, net: In 2005, 2004 and 2003, other expense consists primarily of interest expense associated with our various debt obligations, net of interest income. In 2004 other expense also includes a loss from early repayment of debt in the amount of $2.5 million. Other income in 2002 and 2001is primarily interest income on our invested cash and cash equivalents, net of interest expense on debt and capital leases.

(5)   We recorded an income tax benefit for the year ended December 31, 2004 from the reversal of the valuation allowance we had previously recorded against our deferred tax asset as well as from the recognition of changes in other temporary differences.

Balance Sheet Data:

	December 31,
	2005	2004	2003	2002	2001
	(In thousands)
Cash and cash equivalents investments	$23,037	$8,223	$15,974	$13,633	$16,626
Working capital	22,695	4,495	4,437	6,624	8,677
Total assets	134,074	117,815	102,023	22,567	27,240
Line of credit	—	—	9,365	2,938	2,500
Current portion of long-term debt	—	1,000	1,000	—	—
Long-term portion of debt	20,023	20,023	27,785	706	946
Total liabilities	39,630	39,899	51,590	12,163	12,242
Total stockholders’ equity	94,444	77,916	50,433	10,404	14,998

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF  OPERATIONS

The following discussion and analysis should be read in conjunction with the “Selected Financial Data” set forth in Item 6 of this Annual Report on Form 10-K and the Consolidated Financial Statements and Notes thereto included in Item 8 of this Annual Report on Form 10-K.

Critical Accounting Policies

Revenue recognition, accounting for stock-based compensation, accounting for the issuance of debt obligations, valuation of goodwill and identifiable intangible assets, amortization of intangible assets, software development costs and income taxes are all critical accounting policies for the Company. The policies in effect in 2005 have been discussed with, and evaluated by, our Audit Committee and are substantially consistent with the policies in effect during 2004 and 2003. Each of these policies is discussed in detail below, as well as in the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Revenue Recognition

Revenue recognition is a critical accounting policy for our Company, as it affects the timing of when we recognize the fees we charge our customers for our services. We recognize revenue in accordance with Staff Accounting Bulletin (“SAB”) 101, “Revenue Recognition in Financial Statements,” as modified by SAB 104, which provides guidance on revenue recognition for public companies. Revenue is recognized when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller’s price to the buyer is fixed or determinable; and (4) collectibility is reasonably assured. We follow Emerging Issues Task Force (“EITF”) 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” to identify units of accounting in revenue arrangements with multiple deliverables. We follow EITF 99-19, “Reporting Revenue Gross as a Principal vs. Net as an Agent,” for media services where the Company is not at risk with vendors for services and the Company receives a commission for such services.

For both divisions, the Company enters into agreements that may contain multiple elements. For multiple-element arrangements, the Company recognizes revenue for delivered elements only when the delivered item provides stand-alone value to the customer, fair values of undelivered elements are known, customer acceptance has occurred and there are only customary refund or return rights related to the delivered elements.

Recognized revenue is reflected as accrued revenue receivable on the consolidated balance sheets to the extent that the customer has not yet been billed for such services. The Company records deferred revenue for amounts received from or billed to customers in excess of revenue that has been earned. The Company also records a liability for customer deposits paid in advance of Datamark’s services.

eLearning

We enter into contracts with our customers to provide our online learning products and services. Our contracts typically have initial terms of one to three years. Each contract specifies the type and price of the online campus purchased and the number and price of online courses purchased, as well as the fees for student enrollments and any other products or services purchased. Since our customer contracts are generally applicable campus-wide, colleges and universities can add new online programs and schools without the need to negotiate new contract terms.

The majority of our eLearning division revenue is earned by charging a per-enrollment student technology service fee to our customers for access to their eCourses and our help desk. A smaller percentage of revenue is generated by our eCompanion product for which we typically charge an annual license fee for up to a predetermined number of users with the revenue being is recognized on a straight line basis over the contract year. For our Program Administration Solutions, we generally charge a one time set-up and design fee to implement an online campus, and an annual license, hosting and maintenance fee for access to our software. We sell our professional services on a fixed-fee contract basis as well as standard hourly rates.

Student fees are recognized on a per enrollment basis over each course’s specific academic term or over the length of the student fee license purchased by the customer, depending upon contract terms. An enrollment is generally defined as one user in one course for one academic term. No billing occurs, and no revenue is recognized, for cancelled classes and student withdrawals or drops that occur before the agreed-upon enrollment census date. Campus license, hosting, and maintenance fees, including the design and development of a customer’s campus, are recognized on a straight-line basis from the campus launch date through the end of the relevant contract period or the expected life of the customer relationship, whichever is greater. The average recognition period for these campus fees is approximately three years.

Professional services revenue is derived from either fixed fee or time and materials consulting contracts and recognized as services are performed. We also offer customers the option to purchase blocks of course development service hours, based on our standard hourly rates. Revenue from these services is also recognized as the services are performed.

Enrollment

Our Enrollment division revenues are primarily generated from the sale of direct mail, interactive marketing and media placement services. We derive other revenue from research services, admissions training, admissions shopper and retention services.

It is our practice to execute contracts or work orders for direct mail advertising campaigns, typically for up to three months in duration. In most cases, individual direct mail projects take 10 to 18 business days to complete with payments due two days before marketing materials are mailed. Fees are determined based on the number of pieces mailed and the associated revenue is recognized when the marketing materials are mailed. Our pricing and revenue for direct mailings include all applicable postage costs.

Interactive media arrangements usually range from three months to one year in duration. Our pricing is typically based on a fee-per-lead generated model, with an up front payment or deposit due at the time the customer’s agreement is signed and monthly invoices thereafter based on the number of leads generated. Payments received are recorded as customer advances (a liability) until the leads are generated, at which point the revenue is recognized.

In 2005, our Enrollment division introduced a new, service fee-based interactive product model under which the customer procures the lead and we provide lead “scrubbing,” media management, analytic and other services. Under these contracts, which typically have a duration of one year, Datamark receives monthly fixed management fees, with opportunities for performance-based bonuses. Fixed fees from these arrangements are recognized as revenue when services are provided, and incentive revenue is recognized as the incentives are earned.

We generally enter into master services agreements with larger clients for whom we provide media buying services. We charge customers for the cost of the advertisement placed with the third-party media supplier (e.g. newspaper, television, radio station, etc.) as well as a commission for work performed. Revenue is recognized when the media advertisements are run by the third-party media supplier. Revenue is recorded on a net basis, meaning that we include in our consolidated revenue only the commission portion of the amount we charge, not the gross amount of fees charged to, and collected from, our customers. Accordingly, we exclude the direct cost of the advertisement charged by the media supplier from our cost of revenues in our consolidated statements of operations.

Other enrollment marketing revenue sources include retention services, admissions training, admissions shopper, research services and bundled lead generation and admissions services. Student retention services agreements have terms of not less than six months and typically are for a period of one year. We charge a fee based on the number of students actively enrolled in a particular month, as well as  a one-time product implementation fee that is recognized as revenue over the contract period. Contracts for admissions training, admissions shopper and research services are negotiated based on scope of work. These services are provided on an hourly or per project rate and revenues are recognized at the time of performance of the service or over the length of the service period. Datamark receives a percentage of tuition revenue per enrollment for its bundled lead generation and admissions services solution. Such revenues are recognized at the time leads are provided.

Stock-Based Compensation

Stock-based compensation is a critical accounting policy for the Company, due primarily to the significant judgment required when estimating the fair value of the stock-based compensation awards, including the selection of a valuation method (e.g. Black-Scholes) and the underlying assumptions within such valuation (e.g. estimated lives outstanding and volatility).

During the fourth quarter of 2003, we adopted Statement of Financial Accounting Standard (“SFAS”) No. 123 effective January 1, 2003 for our employee stock options and other employee stock-based compensation arrangements using the prospective method under SFAS No. 148. This method applies the provisions of SFAS No. 123 to all employee stock awards granted, modified or settled after January 1, 2003, and accordingly, we have recognized compensation expense for such awards. The fair values of restricted share rights are determined using the closing price of our common stock on the date of grant, while the fair values of stock options and stock purchase awards are estimated at the date of grant using the Black-Scholes option-pricing model. The fair values of stock appreciation rights are estimated at the date of grant using a Monte Carlo simulation for an Asian type award. The estimated fair values of awards are being amortized over the vesting period of the applicable award, generally three to five years.

The Company recorded $2.8 million of stock-based compensation expense in 2005, $3.8 million of stock-based compensation expense in 2004 and $1.0 million of stock-based compensation expense in 2003.

On September 13, 2004, the Company granted stock appreciation rights with respect to 1.1 million shares of common stock to executives and certain other key employees. The rights were granted under the terms and conditions of the Company’s 1999 Stock Incentive Plan, as amended and approved by stockholders. The rights will be settled in common stock. Each grant is separated into five different levels of base prices to reflect minimum required levels of stockholder return over a five-year performance period. The base price for the first level is 10% higher than the grant date stock price, and the base price for each successive level is 10% higher than the previous level. Except in the case of a change in control of the Company, as described below, a participant will receive a distribution with respect to the shares of common stock in each grant level only if the average closing price of our common stock for the last quarter in the five year term exceeds the base price for such shares. Each participant may elect to receive a distribution with respect to 10% of the rights he or she was granted after the third anniversary of the grant and with respect to an additional 10% after the fourth anniversary of the grant. In the event of a change in control, participants will be entitled to receive a distribution with respect to a specified percentage of the shares granted (50% if the change in control occurs on September 13, 2004, increasing by 1/36 each month to 100% on September 13, 2007), and will forfeit the right to receive a distribution with respect to the unvested portion of the shares. The number of shares of common stock issued following a change in control will be based on the difference between the base prices and the share price as of the date the change in control occurs. The fair value of each stock appreciation right was estimated on the date of grant using a Monte Carlo simulation for an Asian type award. On March 23, 2005, the Company granted substantially the same recipients additional stock appreciation rights with respect to 1.1 million shares of common stock. On May 2, 2005, the Company granted additional stock appreciation rights to an executive in connection with a promotion. Such grants have the same terms as the 2004 grants, including without limitation the same change in control vesting schedules,  except that they have different base prices and  new five-year performance periods beginning on the grant dates. In addition, the Company may grant stock appreciation rights to new hires and in connection with promotions and other special circumstances. Compensation expense for each grant is recognized ratably over the five year performance period.

Effective November 1, 2004, the Company amended its 1999 Employee Stock Purchase Plan to revise certain features. Effective with the purchase interval that began on November 1, 2004, the ability of plan participants to increase contributions during an offering period was eliminated as was a reset feature that established a new offering period if the fair market value of the Company’s common stock on any purchase date within an offering period was less than the fair market value at the beginning of such offering period. Effective May 1, 2005, the length of an offering period was reduced from two years to one year and the length of each purchase interval was increased from six months to one year. The Employee Stock Purchase Plan has been and continues to be accounted for under the fair value method in accordance with SFAS No. 123, which requires that compensation expense be recognized for the fair value of awards.

Debt Obligations

In October 2003, the Company financed a portion of the purchase of Datamark with $20.0 million (face value) senior subordinated secured notes (“Senior Subordinated Notes”) issued to a lender and $12.0 million (face value) subordinated seller notes (“Seller Notes”) issued to the selling stockholders. The Senior Subordinated Notes require principal payments due in $5.0 million quarterly increments beginning on December 31, 2007, with interest payments due quarterly beginning on December 31, 2003, at a rate of 12.5% per annum. The Seller Notes, with interest and principal due in 2008, initially consisted of a series of notes aggregating $7.0 million (face value), with a stated interest rate of 10.0% per annum, simple interest, and another series of notes aggregating $5.0 million (face value), with an interest rate of 10.0%, interest compounded annually.

In accordance with generally accepted accounting principles, the Company estimated the fair value of the Senior Subordinated Notes and the Seller Notes. The initial fair value of the Senior Subordinated Notes reflected a fair value adjustment to the notes for the estimated fair value of the warrants issued in connection with this debt. The estimated fair value of the warrants at the date of issuance, using the Black-Scholes valuation method, was $3.3 million, and was recorded as a debt discount against the face value of the $20.0 million Senior Subordinated Notes. This discount is being amortized as interest expense over the five-year term of the Senior Subordinated Notes using the interest method. The effective interest rate on this debt is 19.7%. The carrying value of the Senior Subordinated Notes was $17.9 million at December 31, 2005, which includes amortization of warrant costs.

The initial fair value of the Seller Notes was determined by a third party who considered, among other factors, the effective interest rate of our Senior Subordinated Notes and other comparable debt securities. The effective interest rate on this debt is 14.9%. In December 2004 the Company repaid all of the $7.0 million (face value) of simple interest notes and $3.0 million (face value) of the annually compounding notes. The carrying value of the repaid Notes was $7.5 million and the repayment resulted in a $2.5 million charge for the write-off of the unamortized discount on these notes. The carrying value of the remaining Seller Notes was $2.1 million at December 31, 2005, which includes amortization of the original discount recorded and accrued interest payable. Interest will accrue on the remaining notes until they are paid.

Due to the discounts recorded when the Senior Subordinated Notes and Seller Notes were issued, any further pre-payments of these debt obligations would again result in a significant amount of interest expense, since cash paid would exceed the discounted carrying amount. The Senior Subordinated Notes also contain a provision that provides for the acceleration of all interest payments due through October 31, 2006 upon payment of the debt prior to maturity.

Goodwill and Other Intangible Assets

With the acquisition of Datamark in October 2003, we recorded $68.0 million of the approximate $70.3 million purchase price as goodwill and other intangible assets. Significant judgment is required in establishing the fair value, determining appropriate amortization periods and assessing such intangibles for impairment. In the future, we may determine that the carrying value of these intangibles exceeds their value, in which case we would be required to record an impairment charge which could  be material.

Goodwill represents the excess of the acquisition costs over the net of the fair value of the identifiable tangible and intangible assets acquired and the fair value of liabilities assumed in the acquisition. We account for goodwill and other intangible assets under  SFAS No. 142 “Goodwill and Other Intangible Assets,” whereby goodwill and intangible assets deemed to have indefinite lives are not amortized but are tested for impairment annually.

The fair values of the intangible assets were recorded based upon valuations determined by a third party using the income and cost methods at the date of the acquisition. The income method determines a value based upon estimated future cash flows and the cost method determines value based on what it would cost to replace the asset less depreciation and functional obsolescence.

Based upon the nature of Datamark’s assets, the income approach was utilized to value the customer relationship intangible asset. In performing the allocation, the assets were analyzed within the context of the Datamark business enterprise. The Company considered this context to be representative of assumptions marketplace participants would use in analyzing the assets acquired. In establishing the amortization period for the customer relationship intangible asset, the Company considered the relative weighting of customer revenues and customer lives and determined that while certain customer relationships are expected to span as long as 16 years, the economic benefit attributable to these customers generally declines in the final eight years as compared to the first eight years of the relationship. Therefore, the Company used an eight year period (weighted average) for determining amortization. During the life of a customer relationship, a customer’s revenue streams can increase (and decrease), creating a pattern of economic benefit that is not reliably determinable. Therefore, the Company has determined that a straight-line amortization method over eight years is appropriate and representative of the economic benefits of the intangible asset.

In determining the value of the Datamark trade name, the Company utilized the relief-from-royalty method – using a royalty rate applied to projected Datamark sales streams. In determining that the trade name intangible asset had an indefinite life, the Company considered the following factors: the ongoing active useful life of the trade name; the lack of any legal, regulatory, or contractual provisions that may limit the useful life of the trade name; the lack of any substantial costs to maintain the asset; the positive impact on the trade name generated by Datamark’s other ongoing business activities; and Datamark’s commitment to products being branded with its trade name over its corporate history. The Datamark trade name has significant market recognition and the Company expects to derive benefits from the use of this asset beyond the foreseeable future. However, should the Company discontinue use of or otherwise determine that the value of the trade name is diminished, the Company may be required to record an impairment charge with respect to all or a significant portion of this asset.

Pursuant to the Datamark transaction, eight Datamark employees signed agreements that legally restrict them from competing with eCollege during their respective employment periods and for two years therafter; provided that the total restricted period may not exceed five years. In determining the value of the non-compete agreements, the Company estimated the incremental sales associated with having the non-compete agreements in place versus not having them in place. The Company is amortizing the fair value of the non-compete agreements over the maximum five year period. Certain factors that could affect the useful life of this asset include the termination of one or more of these employees, which could accelerate amortization if it would cause their non-compete agreements to have lives of less than five years. In April 2005,  a Datamark executive resigned from the Company, resulting in the acceleration of the amortization of the fair value of his non-compete agreement to correspond with the resulting decrease in the term of his agreement.

Goodwill and Identified Intangible Assets with Indefinite Lives

Goodwill and purchased intangible assets with indefinite useful lives are not amortized.  The Company reviews goodwill and identified intangible assets with indefinite lives for impairment in the fourth quarter of each year and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable.  The goodwill impairment review is performed using a two-step impairment test.  The first phase screens for impairment; while the second phase (if necessary), measures the impairment.  For purposes of this test we have identified two reporting units, which are the same as our reportable segments (see Note 10).  In the first step of the goodwill analysis, the Company compares the fair value of a reporting unit to its carrying value.  If the carrying value exceeds the fair value, the second step must be completed to determine the amount impaired.  In the second step, the Company compares the carrying value to the implied fair value of the goodwill under a theoretical purchase allocation scenario.

The impairment review of the identified intangible assets with indefinite lives consists of a comparison of the fair value of an intangible asset with its carrying amount.  If the carrying amount of an intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to such excess.  After an impairment loss is recognized, the adjusted carrying amount of the intangible asset is its new accounting basis.  Impairment tests completed in the years ended December 31, 2005 and 2004 indicated no impairment of either goodwill or intangible assets with indefinite lives.

Software Development Costs

The Company’s activities include ongoing development of internal-use software used in connection with delivery of services via our proprietary software platform and network. Pursuant to the provisions of the American Institute of Certified Public Accountants’ (“AICPA’s”)  Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” costs incurred during the application development stage are capitalized and costs incurred during the preliminary project and post-implementation stages are expensed as incurred. Capitalized software development costs are amortized using the straight-line method over their estimated useful lives, generally three years. Capitalized software development costs for the years ended December 31, 2005, 2004 and 2003 were $1.3 million, $1.8 million and $304,000, respectively.  Amortization begins when the products are ready for their intended use.  Amortization expense for the years ended December 31, 2005, 2004 and 2003 was $583,000, $325,000 and $1.3 million, respectively. If the internal-use software developed is determined to have a reduced life or is otherwise abandoned or impaired, amortization could be accelerated or a write-off of the asset could result.

Income Taxes

Income taxes consist of federal, state and local taxes. Accounting for income taxes and any related valuation allowance requires the application of significant judgment and estimates. We incurred significant tax losses from our inception through December 31, 2003 resulting in approximately $66 million of net operating loss carryforwards which expire in varying amounts beginning in 2012. The Company was profitable in the years ended December 31, 2004 and 2005 and has used net operating loss carryforwards to reduce income taxes payable during such periods. As of December 31, 2005, net operating loss carryforwards of $58 million remained.  However, utilization of such net operating loss carryforwards may be subject to certain limitations, such as limitations resulting from significant changes in ownership. In addition, income taxes may be payable during this time, due to operating income in certain tax jurisdictions which cannot be offset by operating loss carryforwards. If we have taxable income and the net operating loss carryforwards are not available, because they have been limited by tax law, have been exhausted or have expired, we may be liable for significant taxes payable.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences, as determined pursuant to SFAS No. 109, “Accounting for Income

Taxes,” become deductible. Management considers the reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Management’s evaluation of the realizability of deferred tax assets must consider both positive and negative evidence.The weight given to the potential effects of positive and negative evidence is based on the extent to which it can be objectively verified. Prior to the fourth quarter of 2004, we had provided a full valuation allowance for the potential benefits of the aforementioned net operating loss carryforwards as we believed it was more likely than not that the benefits would not be realized. During the fourth quarter of 2004, we reversed $21.3 million of the valuation allowance related to the net operating loss carryforwards and other temporary items as we determined it was now more likely than not that we would be able to use the assets to reduce future tax liabilities. Approximately $591,000 in valuation reserves associated with state net operating loss carryforwards were not reversed in the fourth quarter of 2004 as we determined that  it was more likely than not that the benefits of such carryforwards would not be realized. The reversal resulted in recognition of an income tax benefit of $18.5 million in 2004 and an increase in the deferred tax asset on the consolidated balance sheet. The 2004 reversal also resulted in an increase of $1.9 million to additional paid in capital associated with tax benefits from stock-based compensation and an increase of $900,000 to goodwill associated with certain tax benefits related to the Datamark acquisition.  We recorded income tax expense of $4.1 million for the year ended December 31, 2005.  In 2005, the Company recorded a $3.1 million increase to additional paid in capital related to tax benefits associated with stock based compensation, including $2.7 million related to the exercise of 972,335 options held by Blumenstein/Thorne Information Partners I, L.P., an investment fund affiliated with the Company’s Chief Executive Officer.  The Company recorded a $353,000 reduction to goodwill during 2005 associated with tax benefits related to the Datamark acquisition.

Description of Significant Components of our Consolidated Statement of Operations

Revenue

Our revenue in 2005 primarily consisted of eLearning student technology fees for students enrolled in online courses and online course supplements and revenues generated by direct mail and interactive marketing products and services provided by our Enrollment division. We also recognized a smaller portion of revenue from eLearning online campus and course design and development services (including licensing and hosting services fees for online campuses), and other eLearning professional services as well as Enrollment division media placement, custom research, admissions training,  student retention and bundled lead generation and admissions services.

Cost of Revenue

Cost of revenue for our eLearning division consists primarily of employee compensation and benefits for our account management, online campus development, course design, technical personnel, and help desk departments as well as sales commissions. Our cost of revenue also includes software, hardware, and other direct costs associated with maintaining our data center operations and our network infrastructure. Amortization of capitalized software development costs is also included in cost of revenue.

Cost of revenue for our Enrollment division includes postage costs, raw material costs and costs for interactive marketing leads, as well as all costs associated with the purchase/license of mailing lists. Cost of revenue also includes direct labor costs, allocable indirect labor and overhead, sales tax and contract production costs.

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

General and Administrative

We include costs from both divisions as well as unallocated corporate expenses in general and administrative expense. These costs include executives, human resources, corporate facilities, corporate and divisional accounting and finance, legal, internal technical network administration and support and management information systems. Employee compensation and benefits, including stock-based compensation, represents the most significant component of general and administrative expense. Other components include rent, depreciation, communications, insurance and professional and consulting fees, including fees relating to the audit of our financial statements and our compliance with  Sarbanes-Oxley.

Amortization of Intangible Assets

Our amortization of intangible assets consists entirely of the amortization of identified intangible assets that we recorded in connection with the Datamark acquisition. Specifically, customer relationships are amortized over their estimated useful lives of eight years and non-compete agreements are being amortized over their estimated useful lives of five years. In April 2005, a Datamark executive resigned from the Company, resulting in the acceleration of the amortization of the fair value of his non-compete agreement to correspond with the decrease in the term of his non-compete. The Datamark trade name has been deemed to have an indefinite life and is not subject to amortization expense.

Other Income (Expense), net

Other Income (Expense), net consists primarily of interest expense associated with our various debt obligations, as well as interest income from invested cash and cash equivalents.

Results of Operations

The following discussion compares the historical results of operations for the years ended December 31, 2005, 2004, and 2003. The results for 2003 include the Enrollment division’s results of operations from October 31, 2003, the date on which we acquired all of the outstanding stock of Datamark, Inc. The inclusion of the Enrollment division’s results for 2005, 2004 and the two months ended December 31, 2003 caused significant fluctuations in the operating results of eCollege for the years shown.  In addition, operating results for the Enrollment division may vary significantly from quarter to quarter based upon various factors that include the timing of start dates for customers’ courses and programs and their associated enrollment marketing expenditures.

Years Ended December 31, 2005 and 2004

Revenue.  Revenue increased $13.6 million, or 15%, to $102.9 million for the year ended December 31, 2005 from $89.3 million for the year ended December 31, 2004. The Enrollment division was responsible for $6.9 million of this increase, primarily due to a $5.9 million increase in revenue from bundled lead generation and admissions services, offset in part by a $728,300 decrease in revenue from direct mail marketing services. The eLearning division contributed $6.7 million of the increase, primarily due to a $5.7 million increase in student fees from online courses.

At the eLearning division, student fees represented $36.8 million and $31.2 million of total revenue for the years ended December 31, 2005 and 2004, respectively, an increase of $5.6 million, or 18%. Our eLearning customers benefit from volume discounts on their student technology fees based on the success of their distance programs. In addition, they often guarantee a minimum amount of student technology fees for each year they are under contract with us, for which they receive further discounts on our services. Therefore, the 18% increase in our student fee revenue was not directly proportional to the increase in our customers’ online student enrollments. Student enrollments in eCourses increased 55% to 773,424 in 2005 from 499,489 in the prior year, while the corresponding revenue earned from eCourse enrollments increased 23% to $35.7 million in 2005 from $29.0 million in 2004. The 2005 and 2004 enrollment numbers are not directly comparable because 2004 includes approximately 20,000 enrollments in short-term faculty training courses that generated significantly less revenue per enrollment than other eCourses.  We expect the trend of distance enrollment growth outpacing associated revenue growth to continue in 2006.

Campus and course development fees represented $1.1 million and $1.8 million of total revenue for the years ended December 31, 2005 and 2004, respectively, a decrease of $630,000, or 36%. The decrease is primarily the result of a decline in course development and course maintenance revenue attributable to an increasing number of customers taking advantage of our products and tools to design and develop their own courses.

Other eLearning revenue increased by $1.6 million, or 84%, to $3.5 million for the year ended December 31, 2005 from $1.9 million for the year ended December 31, 2004. The increase is primarily attributable to a greater demand for our technical and academic consulting services during 2005 as compared to 2004, especially by new customers adopting eLearning’s technology platform.

With respect to our Enrollment division, revenue from direct mail marketing activities was $37.6 million and $38.3 million, respectively, for the years ended December 31, 2005 and 2004, a decrease of $728,000, or 2%.  The decrease resulted primarily from a shift by several existing customers from direct mail marketing to interactive lead generation, offset in part by increased sales of direct marketing services to other existing customers as well as new customers.  Direct mail accounted for 61% of Enrollment division revenue for the year ended December 31, 2005 compared to 70% of Enrollment division revenue for the year ended December 31, 2004.

Revenue from interactive marketing services increased by $5.9 million, or 53%, to $16.9 million for the year ended December 31, 2005 from $11.1 million for the year ended December 31, 2004, due primarily to increased acceptance of the internet as a vehicle for lead generation.  This increase in interactive marketing revenue was a reason for the decrease in direct mail revenue as a percentage of Enrollment division total revenue, as interactive marketing revenue growth exceeded direct mail revenue growth.  Interactive growth for the year ended December 31, 2005 was also impacted by the introduction in 2005 of a managed services pricing structure.  As compared to the traditional cost-per-lead model, the managed services model generates less revenue because inventory costs of interactive leads are not passed through to customers.  Managed services pricing accounted for 18% of interactive revenues for the year ended December 31, 2005.  Interactive marketing in total accounted for 28% of total Enrollment division revenue for the year ended December 31, 2005 as compared to 20% for the prior year period.

Media placement revenue remained relatively flat at $3.2 million for the year ended December 31, 2005 as compared to $3.1 million for the year ended December 31, 2004.

Other enrollment marketing revenue increased by $1.7 million, or 89%, to $3.6 million for the year ended December 31, 2005 from $1.9 million for the year ended December 31, 2004. The increase consisted primarily of revenue from a bundled lead generation/admissions solution provided by Datamark to a customer beginning in the fourth quarter of 2004.  Under this relationship, revenues are recognized upon the delivery of leads following enrollment marketing programs and additional enrollment services specific to the customer’s degree programs. Datamark receives a share of program tuition for each enrollment.

Cost of Revenue.  Cost of revenue for the year ended December 31, 2005 increased by $7.2 million, or 15%, to $54.0 million from $46.8 million for the year ended December 31, 2004.  The Enrollment division’s cost of revenue was $41.5 million for the year ended December 31, 2005, an increase of $5.1 million, or 14%, from $36.4 million for the year ended December 31, 2004. The Enrollment division’s cost of revenue as a percentage of revenue remained relatively flat at 68% in 2005 as compared to 67% in 2004. The cost of revenue as a percentage of revenue is affected by reduced margins in direct mail, shifts in product mix from direct mail to interactive marketing, improved margins for our interactive business due to automation and the introduction of a new managed services pricing model, as well as the timing of revenues related to bundled lead generation and admissions services.  The eLearning division’s cost of revenue increased by $2.1 million, or 20%, to $12.4 million for the year ended December 31, 2005 from $10.3 million for the year ended December 31, 2004. As a percentage of revenue, eLearning cost of revenue increased from 27% for the 2004 period to 28% for the 2005 period. The increase as a percentage of revenue is attributable to a $2.0 million increase in salaries for information technology, professional services, and client services employees; software licensing costs; and the write-off of third party software no longer in use. Corporate cost of revenue remained relatively flat at $878,300 for the year ended December 31, 2005, compared to $882,100 for the year ended December 31, 2004.

Gross Profit.  We realized gross profit of $48.9 million and $42.5 million for the years ended December 31, 2005 and 2004, respectively, resulting in a 15% or $6.4 million increase.  The Enrollment division contributed $19.9 million to our gross profit for the year ended December 31, 2005, up from $18.1 million for the year ended December 31, 2004.  The increase of $1.8 million  primarily related to the increase in interactive revenue somewhat offset by a decrease in direct mail revenue.  The eLearning division contributed $29.9 million to our gross profit for the year ended December 31, 2005, up from $25.2 million for the year ended December 31, 2004. The increase of 19% resulted from the increase in our higher margin student fee revenue.

Product Development.  Including the impact of capitalized software development costs, product development expenses increased $600,000, or 9%, to $7.2 million for the year ended December 31, 2005 from $6.6 million for the year ended December 31, 2004.  The increase results primarily from a reduction in the amount of capitalized software development, an increase in our offshore development efforts in Sri Lanka and an increase in personnel costs.  For the years ended December 31, 2005 and 2004, capitalized software development costs were $1.4 and $1.8 million, respectively, a decrease of $400,000 or 22%. The decrease results primarily from the completion and release into production of development projects in process during the prior year.  We continue to focus our efforts on increasing the functionality of all products and the development of new product lines that enhance our current offerings.

Selling and Marketing.  Selling and marketing expenses increased by $300,000 to $10.2 million for the year ended December 31, 2005, up from $9.9 million for the year ended December 31, 2004. The Enrollment division incurred $5.2 million of selling and marketing expenses for the year ended December 31, 2005 compared to $5.1 million for the year ended December 31, 2004, and the eLearning division’s selling and marketing expenses decreased by $117,000, or 3% , to $4.3 million for the year ended December 31, 2005 from $4.4 million for the year ended December 31, 2004.  The modest decrease resulted from reductions in new business development expenses and general marketing expenses. Corporate selling and marketing expenses were $653,000 and $324,000 for the years ended December 31, 2005 and 2004, respectively, an increase of $329,000 or 102%, due primarily to payroll-related charges.

General and Administrative.  General and administrative expenses increased by $100,000, to $16.3 million for the year ended December 31, 2005 from $16.2 million for the year ended December 31, 2004. A $200,000 decrease in corporate general and administrative expenses was offset by increased payroll expense associated with increased staffing at both the eLearning and Datamark divisions. The decrease in corporate expenses resulted from a $900,000 decrease in bonuses paid under the eCollege Bonus Plan, a $1.2 million decrease in stock-based compensation related to our Employee Stock Purchase Plan (“ESPP”) and a $446,000 decrease in consulting costs associated with Sarbanes-Oxley compliance. These decreases were offset by a $1.1 million increase in stock-based compensation associated with stock appreciation rights, a $811,000 increase in external audit fees and increased tax consulting and legal fees. Corporate payroll expenses increased by $400,000 due to staffing of the Chicago office.

We record non-cash stock-based compensation expense in connection with the grant of stock options, stock awards under our ESPP, stock appreciation rights and restricted share rights to employees, officers, and directors in accordance with SFAS 123, which we adopted January 1, 2003. The deferred charges are amortized over the relevant vesting periods of such awards, which range from one to five years. We recorded $2.8 million of stock-based compensation in the year ended December 31, 2005, a decrease of $1 million from the $3.8 million recorded in the year ended December 31, 2004. The decrease results from a  $1.1 million reduction in stock based compensation expense following the terminations of employment of three Datamark management employees and the forfeiture of their unvested equity compensation. Such reduction includes $668,000 from the reversal of previously recognized stock-based compensation expense and $438,000 resulting from the elimination of expense for the periods following the terminations.  Expenses associated with stock appreciation rights increased by $1.3 million and expenses associated with the ESPP decreased by $1.2 million. A portion of the Company’s non-cash stock-based compensation expense was allocated to cost of revenue, selling and marketing expense and product development expense, as appropriate, based on the recipients of the awards; however, the majority of the stock-based compensation expense relates to our executive team and was therefore included in general and administrative expense.

Amortization of Intangible Assets.  Amortization of intangible assets was $1.6 million and $1.5 million for the years ended December 31, 2005 and 2004, respectively. Amortization of intangible assets consists entirely of the amortization of identified intangible assets which we recorded in connection with the Datamark acquisition. Specifically, customer relationships with an estimated value of $8.1 million are being amortized over their estimated useful lives of eight years, and non-compete agreements valued at $2.4 million are being amortized over their estimated useful lives of five years. In April 2005, a Datamark executive resigned from the Company, resulting in the acceleration of the amortization of the fair value of his non-compete agreement to correspond with the decrease in the term of the agreement. Beginning in the second quarter of 2005, such amortization increased by approximately $40,000 per quarter.

Other Income (Expense).  Interest expense decreased by $3.9 million, or 53%, to $3.5 million for the year ended December 31, 2005 from $7.4 million for the year ended December 31, 2004.  Included in interest expense for the year ended December 31, 2004 was $2.5 million in expense associated with the prepayment of $10.0 million (face amount) of the Seller Notes.  The remaining $1.4 million decrease is primarily attributable to lower interest expense on the remaining Seller Notes as well as the prepayment in March 2005 of the $1.7 million remaining balance on the Term Loan.

Income taxes.  Income tax expense increased by $22.6 million, to $4.1 million for the year ended December 31, 2005 from a tax benefit of  $18.5 million for the year ended December 31, 2004.  The increase is due to our increasing profitability and our conclusion that it is more likely than not that the Company will realize the tax benefits associated with deferred tax assets created by net operating loss carryforwards.  Prior to this conclusion, and the resulting recognition of deferred tax assets relating to net operating loss carryforwards, income tax expense was offset by equivalent reductions in the valuation reserve against the deferred tax asset.  We had $120,000 of cash expenditures for income taxes for the year ended December 31, 2005 and $115,000 for the year ended December 31, 2004.   The effective tax rate for  2005 was 40.8%, which reflects the statutory corporate tax rate as well as the impact of certain non-deductible stock-based compensation and other expenses.

Net income.  Our net income decreased by $13.4 million, or 69%, to $5.9 million or $0.27 per basic share and $0.26 per diluted share for the year ended December 31, 2005, from net income of $19.4 million or $0.95 per basic share and $0.88 per diluted share for the year ended December 31, 2004.

Years Ended December 31, 2004 and 2003

Revenue.    Revenue increased $52.4 million, or 142% to $89.3 million for the year ended December 31, 2004 from $36.9 million for the year ended December 31, 2003. The Enrollment division was responsible for $46.8 million of this increase, primarily from inclusion of a full year’s operating results, as compared to two months in 2003. The remaining $5.6 million of the revenue increase is primarily due to a $6.2 million increase in student fees from online courses partially offset by a $600,000 decrease in other eLearning revenue.

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

Campus and course development fees represented $1.8 million and $2.6 million of total revenue for the years ended December 31, 2004 and 2003, respectively, a decrease of $800,000, or 31%. We recognized revenue from developing, licensing, and hosting online campuses for 152 customers during 2004, down from the 198 customers that had online campuses in 2003. The decrease results from an increasing number of customers taking advantage of our tools by self-designing and developing their own courses.

Other revenue included eLearning technical and instructional design consulting revenue of $1.9 million and $986,000 for the years ended December 31, 2004 and 2003, respectively. It also included $3.1 million from media placement activities from our Enrollment division in the year ended December 31, 2004 compared to $448,000 for the two months ended December 31, 2003.

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

Gross Profit.    We realized gross profit of $42.5 million for the year ended December 31, 2004, resulting in a 105%, or $21.8 million, increase compared to the $20.7 million we realized for the year ended December 31, 2003. The Enrollment division contributed $18.1 million to our gross profit for 2004, up from $2.7 million for the two months of operations included in 2003, while the eLearning division contributed $24.4 million for 2004, up from $18.0 million in 2003. The increase of $15.4 million related to the Enrollment Division was primarily due to the inclusion of a full year of operations in 2004 as compared to two months in 2003, while the $6.4 million increase related to the eLearning division was primarily due to the increase in higher margin student fee revenue.

Product Development.    Product development expenses increased to $6.6 million for the year ended December 31, 2004 from $5.7 million for the year ended December 31, 2003, an increase of $900,000 or 16%. The increase was primarily attributable to increased staffing (including offshore developers) and travel expenses related to our Sri Lanka development facility. We capitalized $1.8 million in costs for internally developed software in 2004, which reduced research and development expense by a corresponding amount. In 2003, we capitalized $304,000 in costs for internally developed software.

Selling and Marketing.    Selling and marketing expenses increased by $4.1 million, or 71%, to $9.9 million for the year ended December 31, 2004 from $5.8 million for 2003. The Enrollment division recorded $5.1 million of selling and marketing expenses during 2004, an increase of $4.5 million from 2003, reflecting a full year of expense in 2004 as compared to two months in 2003. The eLearning division had $4.8 million of selling and marketing expenses in 2004, a decrease of $400,000 from 2003, primarily due to a decrease in the number of sales and marketing personnel in 2004 and the expiration of a prepaid marketing contract.

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

We record non-cash stock-based compensation in connection with the grant of stock options, stock awards under our ESPP, stock appreciation rights and restricted share rights to employees, officers, and directors in accordance with SFAS 123, which we adopted using the prospective method, effective January 1, 2003. The deferred charges are being amortized over the relevant vesting periods of such options or restricted share rights, which range from one to five years. We recorded $3.8 million of stock-based compensation in the year ended December 31, 2004 and $1.0 million in the year ended December 31, 2003. A portion of such compensation expense was allocated to cost of revenue, selling and marketing expense, and product development expense, as appropriate, based on the recipients of the awards; however, the majority of the stock-based compensation expense relates to our executive team and was therefore included in general and administrative expense.

Amortization of Intangible Assets.    Amortization of intangible assets for the year ended December 31, 2004 was $1.5 million compared to $300,000 for the year ended December 31, 2003. The increase was due to twelve months of amortization in 2004 compared to two months in 2003. Amortization of intangible assets consists entirely of the amortization of identified intangible assets which we recorded in connection with the Datamark acquisition. Specifically, customer relationships with an estimated value of $8.1 million are being amortized over their estimated useful lives of eight years, and non-compete agreements valued at $2.4 million are being amortized over their estimated useful lives of five years.

Other Income (Expense).    Interest expense increased by $6.1 million, or 483%, to $7.4 million for the year ended December 31, 2004 from $1.3 million for the year ended December 31, 2003. The majority of the increase is related to a full year of interest expense on the debt obligations incurred to fund the acquisition of Datamark in October 2003. Included in interest expense for the year ended December 31, 2004 was $2.5 million in expense from prepayment of $7.5 million ($10.0 million face value) in Seller Notes issued as a part of the Datamark acquisition. Included in interest expense for the year ended December 31, 2003 was approximately $353,000 of foregone debt issuance costs incurred in September, 2003 to obtain a financing commitment to fund the Datamark acquisition; we subsequently obtained more favorable terms from different lenders and the commitment was never funded.

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

Segment Information

The two reportable segments disclosed in this document are based on our management organizational structure as of December 31, 2005. A detailed description of the products and services, as well as financial data, for each segment can be found in Note 10 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K. Please note that based on the way in which our management team reviews and evaluates segment performance, the segment operating results shown below for 2005, 2004 and 2003 do not include certain operating expenses which are separately managed at the corporate level and not allocated to segments. These costs include executive management salaries and benefits, stock-based compensation, bonuses paid under the eCollege bonus plan, certain corporate finance and legal salaries and benefits, audit, consulting and legal costs incurred at the corporate level, rent and occupancy costs for the Chicago office, amortization of intangible assets,  interest income, interest expense  and other income/(expense). Such items are only considered when evaluating the results of the consolidated company. Future changes to this organizational structure may result in changes to the reportable segments disclosed.

Historical Results

The historical results and discussions below include the historical results of each of eCollege’s segments in fiscal 2005, 2004, and 2003, including Datamark’s results of operations from October 31, 2003 (the acquisition date).

eLearning Division

	Year Ended December 31,
	2005	2004	2003
	(in thousands, except percentages)

Net revenue	$41,457	$34,781	$29,135
Income from operations	$15,847	$11,683	$1,392
Income from operations as a percentage of net revenue	38%	34%	5%

eLearning revenue grew 19% in 2005 and 19% in 2004 from the prior year. The increase in revenue for both years is primarily due to an increase in the number of student enrollments in online courses.  Our customers offer traditional, as well as quarterly, bi-monthly and monthly course terms to their students and we typically host more courses during the spring academic term than in the summer or fall terms. As a result, consecutive academic term enrollment results are not directly comparable. The following table presents the number of student enrollments our customers had start in distance courses during the 2005, 2004, and 2003 spring, summer and fall academic terms.

	Distance Course Enrollments
	2005	2004	2003
ACADEMIC TERM:
Spring (January 1 - May 15)	287,412	220,126	138,630
Summer (May 16 - August 15)	180,505	105,072	70,129
Fall (August 16 - December 31)	305,507	174,291	118,549
Total student enrollments	773,424	499,489	327,308

For a more detailed explanation of revenue components and the growth trends of the eLearning division revenue, please see the information under the caption “Results of Operations” earlier in this Item 7.

The eLearning division’s income from operations increased by $10.3 million between 2003 and 2004 and by $1.6 million between 2004 and 2005.  The increase was primarily due to increased student fees, which have a relatively higher contribution margin than most of our other revenue sources. In addition,  non-allocable corporate general and administrative expenses were excluded from eLearning’s segment results in 2004 and 2005. In 2003, eLearning results included these corporate expenses, as the Enrollment division had only two months of operations in 2003.

Enrollment Division

	Year Ended December 31,
	2005	2004	2003
	(in thousands, except percentages)
Net revenue	$61,411	$54,486	$7,725
Income (loss) from operations	$10,276	$8,690	$1,592
Income (loss) from operations as a percentage of net revenue	17%	16%	21%

As Datamark was acquired on October 31, 2003, the preceding results only show activity for the the years ended December 31, 2005 and 2004 and the last two months of 2003. During the ten months ended October 31, 2003 (prior to our acquisition of Datamark), Datamark’s revenue was $35.6 million and its income from operations was $3.8 million. Therefore, on a pro forma basis for the year ended December 31, 2003, Datamark’s revenue was $43.3 million and its income from operations was $5.4 million (12% of net revenue).

For a more detailed explanation of revenue components and operating results of the Enrollment division, please see the information under the caption “Results of Operations” earlier in this Item 7.

Liquidity and Capital Resources

The Company’s cash and cash equivalents increased by $14.8 million from $8.2 million at December 31, 2004 to $23.0 million at December 31, 2005. The increase from December 31, 2004 was primarily due to cash provided by operating activities of $16.2 million and cash provided by financing activities of $2.8 million, offset by cash used in investing activities of $4.4 million. Included in cash provided by financing activities for the year ended December 31, 2005 was $4.9 million received from issuing additional common stock upon the exercise of stock options and in connection with purchases under the employee stock purchase plan. On February 1, 2005, 955,760 of the 1.0 million options held by BTIP were exercised at a price of $3.875 per share.  An additional 16,575 options were exercised on March 23, 2005 at the same exercise price.  Major cash uses for financing activities for the year ended December 31, 2005 included the prepayment of the $1.9 million balance of our Term Loan. Included in cash used in investing activities for the year ended December 31, 2005 were $3.6 million of property and equipment purchases and $1.4 million of capitalized software development costs.

Under the terms of the stock purchase agreement for the Datamark acquisition, the purchase price was to be adjusted based upon Datamark’s working capital at the date of completion of the transaction. eCollege and the former Datamark stockholders agreed that $1.0 million of the cash consideration paid by eCollege would be put into a working capital escrow until the final purchase price was determined. As a result, at December 31, 2003, the Company recorded $1.2 million as due from former Datamark stockholders on the consolidated balance sheet of which $1.0 million of cash was in escrow and $208,000 was owed by the former Datamark stockholders. During the fourth quarter of 2004, the Company and the former Datamark stockholders reached agreement concerning the purchase price. Under the terms of the agreement, the Company was entitled to receive the $1 million in escrow as well as $157,000 of the $208,000 owed by the former Datamark stockholders. The remaining $51,000 was recorded during 2004 as an increase to goodwill. Under the terms of the agreement, the Company agreed to pay the former Datamark stockholders $959,000 in federal and state tax refunds associated with returns filed subsequent to the acquisition. Following an audit by the Internal Revenue Service of Datamark’s federal tax return for the period ended October 31, 2003 (the date of the acquisition), the amount of the federal tax refund relating to the pre-closing period and the Company’s liability to the selling stockholders were reduced by approximately  $114,000. As of December 31, 2005, approximately $331,000 of this liability remained outstanding as the federal tax refund had not yet been received.

Pursuant to the stock purchase agreement, Datamark’s former stockholders were required to indemnify eCollege for certain liabilities. As security for the indemnification obligations, $5.0 million of the cash paid in the acquisition was placed in escrow. In 2004 and 2005, the escrow paid out a total of $575,932 in satisfaction of various claims. In December 2005, the escrow was terminated with earnings divided between eCollege and the selling stockholders and the remaining balance returned to the selling stockholders.

eCollege continues to have the right to offset the remaining balance owed under the Seller Notes for indemnified claims.

Issuance of equity securities

We have financed the majority of our operations through the issuance of equity securities. We used the net proceeds from equity financings for the following purposes: funding capital expenditures, supporting sales, marketing and product development activities; expanding our data centers; enhancing financial information systems; and funding other expenses associated with our growth, including partial funding of the Datamark acquisition in 2003.

Borrowings

The Company obtained a $3.0 million term loan (“Term Loan”) with a bank in October 2003 and repaid the Term Loan in full in March 2005. The Term Loan, which bore interest at 7% per annum, refinanced a previous term loan and the outstanding debt on an equipment financing facility.  The Company incurred approximately $56,000 in debt issuance costs in connection with obtaining this loan, which costs were amortized as interest expense over the loan’s term.

As a part of the master debt agreement with the bank that provided the Term Loan, the Company also obtained a $10.0 million revolving line of credit, (the “Prior Revolver”) which matured on October 31, 2005. The Prior Revolver replaced a previous revolving line of credit. The interest rate on the Prior Revolver was equal to the bank’s prime rate plus 1.25% but not less than 5.25%.

In October 2005, the Company restructured its bank credit facility and obtained a $15.0 million revolving line of credit (the “New Revolver”) that matures on October 31, 2007. The interest rate on the New Revolver is equal to the bank’s prime rate (7.25% at December 31, 2005). The New Revolver is secured by all of the Company’s assets and contains certain financial covenants, including requirements that the Company maintain a specified minimum ratio of quick assets to current liabilities and a specified minimum level of EBITDA. The Company was in compliance with all financial covenants of the New Revolver at December 31, 2005.

The Company drew $9.4 million from the Prior Revolver in December 2003 and $9.7 million in each of March, June and September 2004. Each draw was repaid in the month following the draw. No amounts were drawn under the Prior Revolver or the  New Revolver during the year ended December 31, 2005.

In October 2003, in connection with its acquisition of Datamark, the Company issued $20.0 million in Senior Subordinated Notes to a lender. The Senior Subordinated Notes have principal payments due in $5.0 million quarterly increments beginning December 31, 2007, with interest payments due quarterly beginning December 31, 2003, at a rate of 12.5% per annum. The Senior Subordinated Notes have certain financial covenants, including minimum ratio of quick assets to current liabilities, minimum tangible net worth, minimum debt service coverage, and minimum EBITDA, and are secured by all the Company’s assets. The Senior Subordinated Notes also contain a cross default provision with the Company’s bank debt. We were in compliance with all financial covenants of the Senior Subordinated Notes as of December 31, 2005.

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

The net proceeds received in connection with the issuance of the Senior Subordinated Notes totaled $20.0 million, which was allocated to the Senior Subordinated Notes and the warrants. The Company allocated $3.3 million to the warrants based upon the fair value of the warrants, which was estimated using the Black-Scholes option pricing model, a risk free interest rate of 3.0%, volatility of 85%, 0% dividend yield, and an expected life of five years (the contractual life of the warrants). The remaining $16.7 million was allocated to the Senior Subordinated Notes. The debt discount attributable to the value of the warrants is being amortized as interest expense over the five-year term of the Senior Subordinated Notes using the interest method. The Company also incurred approximately $1.0 million in debt issuance costs in connection with the Senior Subordinated Notes. The debt issuance costs were deferred and are being amortized as interest expense over the five-year term of the Senior Subordinated Notes. The effective interest rate on the Senior Subordinated Notes, including the amortization of the warrant and debt issuance costs, is 19.7%. The Senior Subordinated Notes also contain a provision that provides for the acceleration of all interest payments due through October 31, 2006 upon early extinguishment of the debt prior to October 31, 2006.

Also in connection with the acquisition of Datamark in October 2003, the Company issued Seller Notes totaling $12.0 million (face amount) to the selling stockholders. The Seller Notes, with interest and principal due in 2008, were comprised of a series of notes issued to the selling stockholders, aggregating to $7.0 million (face amount), which bear simple interest at a rate of 10.0% per annum and another series of notes, aggregating to $5.0 million (face amount), which bear interest at a rate of 10.0%, compounded annually. All of the simple interest notes, as well as $3.0 million (face amount) of the annually compounding notes, were repaid in 2004. The Company recorded $8.9 million for the Seller Notes at the time of their issuance based upon their estimated fair value, resulting in a discount in the original amount of $3.1 million, which is being amortized over the term of the debt using the interest method. The effective interest rate on these notes, including the amortization of the recorded discount, is 14.9%. The fair value of the Seller Notes was determined by a third party who considered, among other factors, the effective interest rate of the Senior Subordinated Notes and other comparable debt securities. Due to the discounts on the Senior Subordinated Notes and Seller Notes, any payment of these debt obligations prior to their maturity results in additional interest expense due to the realization of the unamortized portions of the costs and discounts recorded. The early repayment of $7.5 million carrying value ($10.0 million face value) of Seller Notes during the fourth quarter of 2004 resulted in an additional $2.5 million interest charge. The remaining balance of the Seller Notes was $2.1 million at December 31, 2005, with an unamortized discount of $343,000 and accrued interest payable of $460,000.

We expect our current cash, cash equivalents, and short-term investments, together with cash generated from operations, to meet our working capital and capital expenditure requirements for at least the next twelve months.  The Company expects its capital expenditures in 2006 to increase by approximately $2.0 million as compared to 2005 due to planned investments that include internationalizing the eLearning platform, building a second data center and upgrading the direct mail production facility at Datamark.

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

The following table summarizes, as of December 31, 2005, our obligations to make future payments under current contracts (in thousands):

	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	More than 5 Years
Long term debt including current portion (1)	$23,221	$—	$23,221	$—	$—
Capital lease obligations	569	320	250	—
Operating lease obligations (2)	7,549	2,195	3,830	1,524	—
Purchase commitments (3)	2,080	1,501	579	—	—
Consulting agreement (4)	600	200	400	—	—
Total	$34,019	$4,216	$28,280	$1,524	$—

(1)          Amounts represent the expected cash payments of the stated face value of principal on our debt as well as interest payments.

(2)          The Company leases office space and equipment under various non-cancelable operating leases.

(3)          eCollege entered into an agreement with a third party vendor in January 2004 to provide supplemental software development for our development projects. Minimum future commitments under this contract aggregated $2.4 million at December 31, 2005. If eCollege terminates the agreement prior to April 2007, it will be required to pay a termination penalty equal to six months expense at the then-current minimum staffing level.

(4)          In conjunction with the Datamark acquisition, on October 31, 2003, we entered into a five year consulting agreement with Leeds Equity Advisors Inc., of which Jonathan Newcomb, a former director, was a principal. Payments under this agreement aggregate $200,000 per year, plus expenses, if any.

Rent expense for the years ended December 31, 2005, 2004 and 2003 was $1.5 million, $1.9 million and  $1.1 million, respectively.

The Company maintains two letters of credit with the bank in the amounts of $250,000 and $62,000 under which the vendor of the Company’s back-up computer systems and the landlord for the Company’s Denver facility are the respective beneficiaries.  The letters of credit effectively reduce the borrowing ability under the New Revolver by $312,000.

Recent Accounting Pronouncements

On December 16, 2004, the FASB issued FASB Statement No. 123 (revised 2004) “Share-Based Payment” (“SFAS 123(R)”), which is a revision of SFAS 123. SFAS 123(R) supersedes APB No. 25, and amends FASB Statement No. 95, “Statement of Cash Flows.” Generally the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Pro forma disclosure is no longer an alternative following the adoption of SFAS 123(R). The Company is in the process of evaluating the impact of SFAS 123(R) on its consolidated financial statements. The Company does not expect that the adoption of SFAS 123(R) will have a material impact on its financial statements. SFAS 123(R) must be adopted no later than the beginning of the first fiscal year following June 15, 2005, therefore we are required to adopt SFAS 123(R) for the year beginning January 1, 2006. We intend to use the modified prospective method.

In June 2005, the FASB issued SFAS No. 154 “Accounting Changes and Error Corrections”  (“SFAS No. 154”), which will require entities that voluntarily make a change in an accounting principle to apply that change retrospectively to prior periods’ financial statements, unless such retrospective application would be impracticable. SFAS No. 154 supersedes Accounting Principles Board Opinion No. 20, Accounting Changes (“APB No. 20”), which previously required that most voluntary changes in accounting principle be recognized by including in the current period’s net income the cumulative effect of changing to the new accounting principle. SFAS No. 154 also makes a distinction between “retrospective application” of an accounting principle and the “restatement” of financial statements to reflect the correction of an error. Another significant change in practice under SFAS No. 154 will be the requirement that if an entity changes its method of depreciation, amortization, or depletion for long-lived, non-financial assets, the change must be accounted for as a change in accounting estimate. Under APB No. 20, such a change would have been reported as a change in accounting principle. SFAS No. 154 applies to accounting changes and error corrections that are made in fiscal years beginning after December 15, 2005 and will have an effect on the Company to the extent the Company makes an accounting change or corrects an error.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position, operating results or cash flows due to adverse changes in financial market prices and rates. The Company is, or may become, exposed to market risk in the areas of changes in United States interest rates and changes in foreign currency exchange rates as measured against the United States dollar. These exposures are directly related to our normal operating and funding activities. Historically, and as of December 31, 2005, we have not used derivative instruments or engaged in hedging activities.

The Company does not have significant exposure to changing interest rates that would impact its cash balance which was $23.0 million at December 31, 2005. Our short-term investment portfolio is managed in accordance with our investment policy, which allows us to invest in investment securities of less than one year in maturity including money market accounts, certificates of deposit, investment grade commercial paper, United States government debt obligations and other securities guaranteed by or carrying the implied guarantee of the United States government. Since October 2001, substantially all of our available cash has been invested in money market accounts.  As a result, the interest rate market risk implicit in these investments at December 31, 2005, is low. However, factors influencing the financial condition of security issuers may impact their ability to meet their financial obligations and could impact the realizability of our security portfolio.

A hypothetical ten percent change in market interest rates over the next year would not have a material effect on the fair value of the Company’s debt instruments or our cash equivalent,  nor would it materially impact the earnings or cash flow associated with our cash investments. See Note 2 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for further information on the fair value of the Company’s financial instruments. Although our revolving line of credit bears interest at an adjustable rate equal to the prime rate, a hypothetical ten percent change in the market rates as of December 31, 2005 would not have a material effect on our earnings and cash flows in 2006, because we expect drawings on our line of credit during 2006, if any, to be for short-term working capital needs.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ECOLLEGE.COM AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS

Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders’

eCollege.com:

We have audited the accompanying consolidated balance sheet of eCollege.com and subsidiaries as of December 31, 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of eCollege.com as of December 31, 2005 and the results of their operations and cash flows for the year ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of eCollege.com’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 16, 2006 expressed an unqualified opinion on management’s assessment and an adverse opinion on the effectiveness of eCollege.com’s internal control over financial reporting.

/s/ GRANT THORNTON LLP

Chicago, Illinois
March 16, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

eCollege.com:

We have audited the accompanying consolidated balance sheet of eCollege.com and subsidiaries as of December 31, 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2004 and 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of eCollege.com and subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for the years ended December 31, 2004 and 2003, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Denver, Colorado
March 31, 2005

eCollege.com

CONSOLIDATED BALANCE SHEETS
(in thousands except per share data)

	December 31,
	2005	2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$23,037	$8,223
Accounts receivable, net of allowances of $272 and $155, respectively	13,911	12,166
Accrued revenue receivable	1,191	250
Deferred income taxes	2,146	1,927
Other current assets	1,419	1,195
Total current assets	41,704	23,761

Property and equipment, net	6,101	5,265
Software development costs, net	2,859	2,103
Other assets	1,114	1,384
Deferred income taxes	18,806	19,846
Intangible assets, net	8,745	10,359
Goodwill	54,745	55,097
TOTAL ASSETS	$134,074	$117,815

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$8,157	$8,215
Other accrued liabilities	6,733	5,820
Customer advances	1,273	1,493
Deferred revenue, current portion	2,493	2,297
Current income taxes	33	305
Current portion of long-term debt	—	1,000
Current portion of capital lease obligations	320	136
Total current liabilities	19,009	19,266

LONG-TERM LIABILITIES:
Deferred revenue, net of current portion	26	67
Other liabilities	322	395
Long-term debt, net of current portion	20,023	20,023
Capital lease obligations, net of current portion	250	148
Total long-term liabilities	20,621	20,633
Total liabilities	39,630	39,899

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY:
Preferred stock, no par value; 5,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value, 50,000 shares authorized, 22,002 and 20,719 shares issued, respectively, and 21,987 and 20,704 shares outstanding, respectively	220	207
Additional paid-in capital	139,943	127,739
Treasury stock at cost, 15 shares	(148)	(148)
Warrants, restricted stock rights, and options for common stock	6,982	8,601
Deferred compensation	(2)	(4)
Accumulated deficit	(52,551)	(58,479)

Total stockholders’ equity	94,444	77,916
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$134,074	$117,815

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

eCollege.com

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years ended December 31,
	2005	2004	2003
REVENUE:
Student fees	$36,818	$31,154	$24,971
Direct mail enrollment marketing	37,619	38,347	6,277
Interactive enrollment marketing	16,939	11,079	790
Campus and course fees	1,131	1,761	2,593
Other	10,361	6,926	2,229
Total revenue	102,868	89,267	36,860

COST OF REVENUE:
Student fees, campus and course fees, and other cost of revenue	12,433	10,345	11,207
Direct mail, Interactive and other cost of revenue	41,543	36,435	4,976
Total cost of revenue	53,976	46,780	16,183

Gross profit	48,892	42,487	20,677

OPERATING EXPENSES:
Product development	7,249	6,635	5,723
Selling and marketing	10,178	9,878	5,843
General and administrative	16,317	16,213	7,140
Amortization of intangible assets	1,613	1,492	249
Total operating expenses	35,357	34,218	18,955
INCOME FROM OPERATIONS	13,535	8,269	1,722

OTHER INCOME (EXPENSE):
Interest income and other income (expense)	312	(35)	111
Interest expense	(3,827)	(4,892)	(1,265)
Loss on early repayment of debt	—	(2,479)	—
Income before income taxes	10,020	863	568
Income tax (expense) benefit	(4,092)	18,497	—
NET INCOME	5,928	19,360	568

BASIC NET INCOME PER SHARE	$0.27	$0.95	$0.03
DILUTED NET INCOME PER SHARE	$0.26	$0.88	$0.03
WEIGHTED AVERAGE SHARES OUTSTANDING—BASIC	21,729	20,358	17,758
WEIGHTED AVERAGE SHARES OUTSTANDING—DILUTED	22,405	21,996	19,578

The accompanying notes to consolidated financial statements are an integral part of these statements.

eCollege.com

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-in	Treasury Stock		Warrants, Restricted	Deferred	Accumulated
	Shares	Par Value	Capital	Shares	Amount	Stock Rights And Options	Compensation	Deficit	Total

BALANCES, January 1, 2003	16,432	164	85,434	(6)	(22)	3,313	(78)	(78,407)	10,404
Sale of common stock issued in private placement, net of issuance costs of $1,750	2,900	29	28,671	—	—	—	—	—	28,700
Sale of common stock issued in connection with acquisition of Datamark	75	1	1,251	—	—	—	—	—	1,252
Issuance of common stock in connection with acquisition of Datamark	150	1	2,501	—	—	—	—	—	2,502
Stock-based compensation, awards to employees	—	—	—	—	—	980	—	—	980
Estimated fair value of warrants for common stock issued in connection with debt	—	—	—	—	—	3,304	—	—	3,304
Forfeited options	—	—	312	—	—	(312)	—	—	—
Issuance of common stock upon exercise of options and warrants	480	5	2,770	—	—	(324)	—	—	2,451
Issuance of common stock in connection with employee stock purchase plan	82	1	362	—	—	(81)	—	—	282
Amortization of deferred compensation	—	—	—	—	—	—	49	—	49
Acquisition of treasury stock at cost	—	—	—	(5)	(59)	—	—	—	(59)
Net income	—	—	—	—	—	—	—	568	568

BALANCES, DECEMBER 31, 2003	20,119	201	121,301	(11)	(81)	6,880	(29)	(77,839)	50,433
Stock issuance costs	—	—	(10)	—	—	—	—	—	(10)
Stock-based compensation awards to employees	—	—	—	—	—	3,794	—	—	3,794
Forfeited options	—	—	24	—	—	(24)	—	—	—
Issuance of common stock upon exercise of options and warrants	413	4	1,659	—	—	(15)	—	—	1,648

Issuance of common stock in connection with employee stock purchase plan	163	2	2,475	—	—	(1,541)	—	—	936
Issuance of common stock for restricted share awards	24	—	393	—	—	(493)	—	—	(100)
Amortization of deferred compensation	—	—	—	—	—	—	25	—	25
Acquisition of treasury stock at cost	—	—	—	(4)	(67)	—	—	—	(67)
Deferred income taxes	—	—	1,897	—	—	—	—	—	1,897
Net income	—	—	—	—	—	—	—	19,360	19,360

BALANCES, DECEMBER 31, 2004	20,719	$207	$127,739	(15)	$(148)	$8,601	$(4)	$(58,479)	$77,916
Stock-based compensation awards to employees	—	—	—	—	—	3,680	—	—	3,680
Forfeited awards	—	—	—	—	—	(802)	—	—	(802)
Issuance of common stock upon exercise of options and warrants	1,149	11	6,995	—	—	(2,580)	—	—	4,426
Issuance of common stock in connection with employee stock purchase plan	78	1	1,386	—	—	(886)	—	—	501
Issuance of common stock for restricted share awards	56	1	747	—	—	(1,031)	—	—	(283)
Amortization of deferred compensation	—	—	—	—	—	—	2	—	2
Deferred income taxes	—	—	3,076	—	—	—	—	—	3,076
Net income	—	—	—	—	—	—	—	5,928	5,928

BALANCES, DECEMBER 31, 2005	22,002	$220	$139,943	(15)	$(148)	$6,982	$(2)	$(52,551)	$94,444

The accompanying notes to consolidated financial statements are an integral part of these statements.

eCollege.com

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended December 31,
	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$5,928	$19, 360	$568
Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation	2,702	2,438	1,996
Loss on dispositions of assets	69	73	17
Accrued interest	—	37	—
Provision for doubtful accounts	117	60	—
Amortization of capitalized internal-use software development costs	583	325	1,255
Amortization of intangible assets	1,614	1,492	249
Amortization of debt issuance costs and discounts on debt	887	890	505
Loss on early repayment of debt	—	2,479	—
Stock-based compensation	2,840	3,820	1,029
Deferred income taxes	3,529	(18,716)	—
Changes in—
Accounts receivable and accrued revenue receivables	(2,805)	(3,613)	(208)
Other current assets	(223)	1,584	(102)
Other assets	77	88	164
Accounts payable and accrued liabilities	854	3,668	(1,125)
Deferred revenue and customer advances	(64)	1,261	(1,335)
Grant liabilities	—	—	(354)
Other liabilities	2	(82)	157
Net cash provided by operating activities	16,110	15,164	2,816

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3,077)	(2,848)	(930)
Proceeds from disposition of property and equipment	—	6	7
Capitalized internal-use software development costs	(1,339)	(1,809)	(304)
Net cash paid for business acquisition, net of cash acquired, including acquisition costs	353	(208)	(57,552)
Restricted cash to investments	—	(516)	—
Net cash used in investing activities	(4,063)	(5,375)	(58,779)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	4,927	2,551	33,962
Payment of stock issuance costs	—	(10)	(1,750)
Proceeds from sale-leaseback arrangements	—	409	649
Payments on sale-leaseback arrangements	—	(125)	(525)
Payments on line of credit, net	—	(9,365)	6,427
Payments on capital lease	(243)	—	—
Proceeds from term loan	—	—	1,207
Payments on term loan	(1,917)	(1,000)	(257)
Payment on Seller Notes	—	(10,000)	—
Proceeds from senior subordinated notes	—	—	20,000
Debt issuance costs	—	—	(1,409)
Net cash provided by (used in) financing activities	2,767	(17,540)	58,304
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	14,814	(7,751)	2,341
CASH AND CASH EQUIVALENTS, beginning of year	8,223	15,974	13,633
CASH AND CASH EQUIVALENTS, end of year	$23,037	$8,223	$15,974

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$2,681	$4,146	$243
Cash paid for income taxes	120	115	—

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES: ensure all proper categories
Discount on shares issued in conjunction with business acquisition	$—	$—	$464
Estimated fair value of warrants issued in conjunction with senior subordinated notes	$—	$—	$3,304
Shares issued in conjunction with business acquisition	$—	$—	$2,502
Estimated fair value of notes payable issued in connection with business acquisition	$—	$—	$8,850
Financed software purchases	$529	$—	$19
Acquisition of treasury stock included in accrued liabilities	$—	$67	$59

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

Business Activity

eCollege is an outsource provider of value-added information services to the post-secondary education industry. eCollege’s eLearning division is an outsource provider of on-demand technology, products and services that enable colleges, universities, and K-12 schools to offer online, distance and hybrid educational programs as well as on-campus courses. Datamark, the Company’s Enrollment division, is an outsource provider of integrated enrollment marketing services to the proprietary post-secondary education industry.

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

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions. These estimates and assumptions may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Some of the most significant areas for which management uses significant estimates and assumptions are the valuation of goodwill and identified intangible assets, establishing reserves for uncollectible accounts receivable, establishing estimated useful lives for long-lived assets, revenue recognition, accounting for the issuance of debt obligations, establishing the valuation reserve for deferred tax assets, and estimating the fair value of stock options, stock appreciation rights and warrants.

Cash and Cash Equivalents

The Company considers investments in highly liquid instruments purchased with an original maturity of 90 days or less to be cash equivalents. Such investments are held in money market accounts, certificates of deposit, or available-for-sale securities.

Accounts Receivable

The terms of our accounts receivable are predominantly net 30 for the eLearning division and net 15 for the Enrollment division. The Company maintains an allowance for doubtful accounts based upon Management’s estimate of the expected collection of accounts receivable. At December 31, 2005 and 2004, the allowance for doubtful accounts was $272,000 and $155,000, respectively. Two customers accounted for 11% and 10%, respectively, of the consolidated gross accounts receivable balance at December 31, 2005.  One customer accounted for 15% of the consolidated gross accounts receivable balance at December 31, 2004.  Sales to one customer represented 22% of the Company’s total revenue in 2005.  Sales to two customers represented 16% and 14%, respectively, of the Company’s total revenue in 2004 and one customer represented 11% of the Company’s total revenue for 2003.

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheets for cash and cash equivalents, accounts receivable, accrued revenue receivable, accounts payable, and accrued liabilities approximate their fair values due to the short-term nature of these financial instruments.

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

	December 31,
	2005	2004
Computer equipment (3 - 5 years)	$8,133	$10,903
Purchased software (3 - 5 years)	4,296	3,663
Office furniture and equipment (3 - 7 years)	2,230	2,094
Machinery and production equipment (7 years)	1,140	781
Construction in progress	52	—
Leasehold improvements (2 - 7 years)	1,350	1,093
	17,201	18,534
Less: accumulated depreciation and amortization	(11,100)	(13,269)
	$6,101	$5,265

Depreciation expense for the years ended December 31, 2005, 2004 and 2003 was $2.7 million, $2.4 million and, $2.0 million, respectively.

Property and equipment at December 31, 2005 and 2004 includes assets under two capital leases with original cost of $890,000 and $442,000. The combined accumulated depreciation for such leases totaled $394,000 and $147,000, respectively, at December 31, 2005 and 2004.

Goodwill and Identified Intangible Assets with Indefinite Lives

Goodwill and purchased intangible assets with indefinite useful lives are not amortized.  The Company reviews goodwill and identified intangible assets with indefinite lives for impairment in the fourth quarter of each year and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. The goodwill impairment review is performed using a two-step impairment test. The first phase screens for impairment; while the second phase (if necessary), measures the impairment. For purposes of this test we have identified two reporting units, which are the same as our reportable segments (see Note 10). In the first step of the goodwill analysis, the Company compares the fair value of a reporting unit to its carrying value. If the carrying value exceeds the fair value, the second step must be completed to determine the amount impaired. In the second step, the Company compares the carrying value to the implied fair value of the goodwill under a theoretical purchase allocation scenario.

The impairment review of the identified intangible assets with indefinite lives consists of a comparison of the fair value of an intangible asset with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to such excess. After an impairment loss is recognized, the adjusted carrying amount of the intangible asset is its new accounting basis. Impairment tests completed in the years ended December 31, 2005 and 2004 indicated no impairment of either goodwill or intangible assets with indefinite lives.

Long-Lived Assets—Including Identified Intangible Assets with Finite Lives

Intangible assets with finite lives are amortized using the straight-line method over the estimated economic lives of the assets, ranging from five to eight years. The Company reviews long-lived assets to be held and used for impairment whenever there is an indication that the carrying amount may not be recoverable from future estimated cash flows. In April 2005, a Datamark executive Officer resigned from the Company.   Accordingly, in the second quarter of 2005, the amortization of the fair value of the related non-compete agreement was accelerated to correspond with the resulting decrease in the term of the non-compete.  As of December 31, 2005 and December 31, 2004, management believes that there were no indications of impairment of the Company’s long-lived assets.

Software Development Costs

The Company’s activities include ongoing development of internal-use software used in connection with delivery of services via its proprietary software platform and network. Pursuant to the provisions of the AICPA’s Statement of Position 98-1, “Accounting for

the Costs of Computer Software Developed or Obtained for Internal Use,” costs incurred during the application development stage are capitalized and costs incurred during the preliminary project and the post-implementation stages are expensed as incurred. Capitalized software development costs are amortized using the straight-line method over their estimated useful lives, generally three years.  Capitalized software development costs for the years ended December 31, 2005, 2004 and 2003 were $1.3 million, $1.8 million and $304,000, respectively.  Amortization begins when the products are ready for their intended use.  The Company recorded $0.6 million, $0.3 million and $1.3 million of amortization expense for the years ended December 31, 2005, 2004 and 2003, respectively.

Other Accrued Liabilities

Other accrued liabilities are comprised primarily of accrued compensation expense and the related taxes, as well as other accrued expense items as of each reporting date as shown below (in thousands):

	December 31,
	2005	2004
Accrued compensation and related taxes	$3,401	$3,617
Other accruals	3,332	2,203
Total other accrued liabilities	$6,733	$5,820

Stock-Based Compensation

Through December 31, 2005, generally accepted accounting principles provided two methods for accounting for employee stock option plans and other employee stock-based compensation arrangements. Companies may recognize stock-based compensation expense under the intrinsic value-based method prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations or under a fair value-based method prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation” and related interpretations.

During the fourth quarter of 2003, the Company adopted SFAS No. 123 effective January 1, 2003 for the Company’s employee stock-based compensation arrangements using the prospective method under SFAS No. 148. This method applies the provisions of SFAS No. 123 to all employee stock awards granted, modified, or settled after January 1, 2003 and accordingly, eCollege recognized compensation expense for such awards made under its stock-based employee compensation plans. The fair values of restricted share rights were determined using the closing price of the Company’s common stock on the date of grant, while the fair values of stock options were estimated at the date of grant using the Black-Scholes option-pricing model. The fair values of stock appreciation rights are estimated on the date of grant using a Monte Carlo simulation for an Asian type award.  The estimated fair values of awards are being amortized over the vesting period of the applicable award, generally three to five years.

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

	Year Ended December 31,
	2005	2004	2003
Net income:
As reported	$5,928	$19,360	$568
Stock-based compensation expense, as reported, net of tax	1,706	2,349	1,029
Stock-based compensation expense, pro forma, net of tax	(1,754)	(2,486)	(1,720)
Pro forma income (loss)	$5,880	$19,223	$(123)

Basic net income (loss) per share:
As reported	$0.27	$0.95	$0.03
Pro forma	$0.27	$0.94	$(0.01)

Diluted net income (loss) per share:
As reported	$0.26	$0.88	$0.03
Pro forma	$0.26	$0.87	$(0.01)

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

Advertising Costs

Advertising costs are expensed as incurred and are included in sales and marketing expense in the accompanying statements of operations. Advertising expense for each of the periods presented in the accompanying statements of operations, was $162,000, $315,000 and $293,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

Net Income Per Share

Basic net income per share is computed by dividing net income for the period by the weighted average number of common shares outstanding for the period. Diluted net income per share is computed by (i) adjusting net income for the effects, if any, of assuming the conversion of certain convertible securities, and (ii) adjusting the weighted average number of shares outstanding for the effects, if any, of common shares issuable upon the conversion or exercise of certain securities such as warrants and options for common stock outstanding during the period, if the effect of such adjustments is dilutive. Certain options, warrants and other common stock equivalents were dilutive as of December 31, 2005, 2004 and 2003 and, using the treasury stock method, resulted in an additional 0.7 million,1.6 million and 1.8 million weighted-average common shares outstanding for the computation of diluted net income per share for the years ended December 31, 2005  2004 and 2003, respectively.

The following table provides a reconciliation of the denominators used in computing basic and diluted net income per common share.  There were no adjustments to the numerator.

	Year Ended December 31,
	2005	2004	2003
	(In thousands, except per share amounts)

Net income	$5,928	$19,360	$568

Weighted average shares outstanding - basic	21,729	20,358	17,758

Basic net income per share	$0.27	$0.95	$0.03

Diluted net income per share:
Net income	$5,928	$19,360	$568

Weighted average number of basic shares outstanding	21,729	20,358	17,758
Dilutive effect of:
Stock options related to the purchase of common stock	602	1,546	1,801
Restricted stock units	63	15	19
Stock appreciation rights	3	—	—
Employee stock purchase plan	8	15	—
Warrants related to the purchase of common stock	—	62	—

Diluted shares outstanding	22,405	21,996	19,578

Diluted net income per share	$0.26	$0.88	$0.03

The table below summarizes common stock equivalents for 2005, 2004 and 2003 which would have been included except for their anti-dilutive effect (in thousands):

	December 31,
	2005	2004	2003
Stock options	1	2	5
Employee stock purchase plan	10	10	197
Warrants	—	—	200
Stock appreciation rights	448	224	—
Restricted share rights and common stock	87	52	198
Total	546	288	600

Comprehensive Income

Comprehensive income includes all changes in stockholders’ equity from non-owner sources. Comprehensive income was the same as net income for the years ended December 31, 2005, 2004 and 2003.

Treasury Stock

The Company accounts for treasury stock purchases at cost. In 2005 and 2004, the Company withheld 0 and 4,000 shares of common stock with a cost of $0 and $67,000, respectively, in satisfaction of statutory tax withholding requirements upon the vesting of restricted share rights held by an officer of the Company (See Note 8). These shares are presented as treasury stock in the consolidated balance sheet.

Recent Accounting Pronouncements

On December 16, 2004, the FASB issued FASB Statement No. 123 (revised 2004) “Share-Based Payment” (“SFAS 123(R)”), which is a revision of SFAS 123. SFAS 123(R) supersedes APB No. 25, and amends FASB Statement No. 95, “Statement of Cash Flows.” Generally the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Pro forma disclosure is no longer an alternative following the adoption of SFAS 123(R). The Company is in the process of evaluating the impact of SFAS 123(R) on its consolidated financial statements. The Company does not expect that the adoption of SFAS 123(R) will have a material impact on its financial statements. SFAS 123(R) must be adopted no later than the beginning of the first fiscal year following June 15, 2005, therefore we are required to adopt SFAS 123(R) for the year beginning January 1, 2006. We intend to use the modified prospective method.

In June 2005, the FASB issued SFAS No. 154 “Accounting Changes and Error Corrections”  (“SFAS No. 154”), which will require entities that voluntarily make a change in an accounting principle to apply that change retrospectively to prior periods’ financial statements, unless such retrospective application would be impracticable. SFAS No. 154 supersedes Accounting Principles Board Opinion No. 20, Accounting Changes (“APB No. 20”), which previously required that most voluntary changes in accounting principle be recognized by including in the current period’s net income the cumulative effect of changing to the new accounting principle. SFAS No. 154 also makes a distinction between “retrospective application” of an accounting principle and the “restatement” of financial statements to reflect the correction of an error. Another significant change in practice under SFAS No. 154 will be the requirement that if an entity changes its method of depreciation, amortization, or depletion for long-lived, non-financial assets, the change must be accounted for as a change in accounting estimate. Under APB No. 20, such a change would have been reported as a change in accounting principle. SFAS No. 154 applies to accounting changes and error corrections that are made in fiscal years beginning after December 15, 2005 and will have an effect on the Company to the extent the Company makes an accounting change or corrects an error.

(3)    Acquisition of Datamark

On October 31, 2003, the Company, pursuant to a definitive purchase agreement dated September 15, 2003, acquired all of the capital stock of Datamark. The Company’s consolidated financial statements include Datamark’s results of operations from October 31, 2003.

The Company paid total consideration of approximately $69.8 million, consisting of $58.0 million in cash, $8.9 million subordinated notes payable to the sellers (principal of $12.0 million), $464,000 related to the discount on 75,000 shares of the Company’s common stock sold to Datamark’s management, and 150,000 shares of eCollege common stock (valued at $2.5 million based on the average closing price per share of eCollege’s common stock for the two days prior to and two days after the signing of the definitive purchase agreement on September 15, 2003). The $58.0 million in cash consideration was funded by cash on hand, proceeds from a $3.0 million term loan, and proceeds from $20.0 million in senior subordinated notes. The total purchase price allocated to the acquired assets and assumed liabilities included $1.7 million in capitalized acquisition costs. Acquisition costs primarily consisted of investment banking fees, professional fees, and consulting fees.

Under the terms of the stock purchase agreement for the Datamark acquisition, the purchase price was to be adjusted based upon Datamark’s working capital at the date of completion of the transaction. eCollege and the former Datamark stockholders agreed that $1.0 million of the cash consideration paid by eCollege would be put into a working capital escrow until the final purchase price was determined. As a result, at December 31, 2003, the Company recorded $1.2 million as due from former Datamark stockholders on the consolidated balance sheet, of which $1.0 million of cash was in escrow and $208,000 was owed by the former Datamark stockholders. During the fourth quarter of 2004, the Company reached a final settlement agreement regarding the purchase price with the former Datamark stockholders.  The agreement provided that the Company would receive the $1 million in escrow as well as $157,000 of the $208,000 owed by the former Datamark stockholders.  The Company agreed to pay the former Datamark stockholders $51,000 of the $208,000 owed by them to the Company at December 31, 2003.  The $51,000 was recorded during 2004 as an increase to goodwill.  The Company also agreed to pay the former Datamark shareholders $959,000 in federal and state tax refunds associated with returns filed subsequent to the acquisition of Datamark. As a result of an audit by the Internal Revenue Service of the Datamark tax return filed for the period ended October 31, 2003, the expected refund for such period was reduced by approximately $114,000.  Pursuant to the terms of the settlement agreement, the Company has reduced its payable to the selling stockholders accordingly. As of December 31, 2005, after taking the reduction into account, approximately $331,000 remained to be paid to the selling stockholders as the federal tax refund had not yet been received.

The stock purchase agreement provides for certain indemnification of eCollege by the selling stockholders, severally and not jointly. To satisfy, in part, these indemnification obligations, $5.0 million of the purchase price was placed in escrow.  Prior to being terminated, the escrow paid out a total of $575,932 in satisfaction of various claims. In December 2005, the escrow was terminated, with earnings divided between eCollege and the selling stockholders and the remaining balance distributed to the selling stockholders.

eCollege retains the right to offset up to the balance owed under the Seller Notes for indemnified claims. However, the former stockholders of Datamark are liable to eCollege for indemnification only to the extent that the aggregate indemnifiable damages incurred by eCollege exceed the sum of $500,000. This limitation on indemnification does not apply to claims involving certain disputes known at the time of the acquisition or to certain breaches of the representations of the selling stockholders under the stock purchase agreement, including indemnification for damages incurred by eCollege associated with any unpaid or unrecorded liabilities for taxes related to periods prior to October 31, 2003.

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

During the year ended December 31, 2004, the total purchase price allocated to the acquired assets and assumed liabilities decreased by $0.7 million due to reversal of the valuation reserve against deferred tax assets associated with certain tax benefits related to the Datamark acquisition, offset by additional capitalized acquisition costs for legal and other expenses.

During the year ended December 31, 2005, the total purchase price allocated to the acquired assets and assumed liabilities decreased by $0.4 million due to adjustment of the deferred tax asset associated with certain benefits related to the Datamark acquisition.

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

Pursuant to the Datamark transaction, eight Datamark employees signed agreements that legally restrict them from competing with eCollege for two years after the last date of employment, but not to exceed five years.  In determining the value of the non-compete agreements, the Company estimated the incremental sales associated with having the non-compete agreements in place versus without the non-compete agreements.  The Company is amortizing the fair value of the non-compete agreements over five years.  Certain factors that could affect the useful life include the termination of one or more of these employees, which could accelerate amortization.  In April, 2005, a Datamark executive resigned from the Company, resulting in the acceleration of the amortization of his non-compete agreement to correspond with the decrease in the term of the agreement.

Goodwill and intangible assets with an indefinite life

The Company initially recorded $55.8 million of goodwill as a result of the Datamark acquisition. The Company paid a premium for Datamark because eCollege believes that the acquisition will enable eCollege to strengthen its position in the for-profit-post-secondary education industry and increase its service offerings along the student life cycle. Operationally, the Company believes the acquisition is valuable in that it offers the potential to cross-sell to each company’s customer base and the ability to offer new integrated products and services.  All of the goodwill has been allocated to the Enrollment division as of December 31, 2005.  Goodwill is not deductible for tax purposes.

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

eCollege’s purchased intangible assets associated with the completed acquisition at December 31, 2005, are as follows (in thousands):

	Gross	December 31, 2005 Accumulated Amortization	Net
Customer Relationships (8 years)	$8,100	$2,194	$5,906
Non-compete agreements (5 years)	2,400	1,161	1,239
Total amortizable purchased intangible assets	10,500	3,355	7,145
Datamark trade name	1,600	—	1,600
Total purchased intangible assets	$12,100	$3,355	$8,745

Amortization expense related to purchased intangible assets was $1.6 million in 2005, $1.5 million in 2004 and $249,000 in 2003.

Estimated future amortization expense related to purchased intangible assets by year at December 31, 2005 is as follows (in thousands):

Year ending December 31,	Amortization

2006	$1,654
2007	1,388
2008	1,234
2009	1,013
2010	1,013
Thereafter	843
Total	7,145

Pro forma results

The following unaudited pro forma financial information presents the combined results of operations of eCollege and Datamark as if the acquisition had occurred as of January 1, 2003.  An adjustment of $5.4 million was made to the combined results of operations, reflecting amortization of purchased intangible assets, stock compensation expense, interest expense, and related financing costs, net of tax, that would have been recorded if the acquisition had occurred at the beginning of 2003. The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations of eCollege that would have been reported had the acquisition been completed as of the beginning of the periods presented, and should not be taken as representative of the future consolidated results or operations of financial condition of eCollege. Pro forma results were as follows for the year ended December 31, 2003 (in thousands, except per share amounts):

2003
Revenue	$72,446
Cost of revenue	38,408
Gross profit	34,038
Operating expenses:
Product development	5,723
Selling and marketing	11,034
General and administrative	11,013
Amortization of intangible assets	1,493
Total operating expenses	29,263
Income (loss) from operations	4,775
Other income (expense), net	(4,855)
Net loss	$(80)
Basic and diluted net loss per share	$(0.00)

(4)    Revenue Recognition

The majority of the Company’s revenue prior to October 31, 2003 was generated from enrollment fees for students enrolled in online courses. The Company also generated modest amounts of revenue from enrollment fees for students enrolled in online supplements for on-campus courses; services fees for the design, development, licensing and hosting of online digital campuses; and services fees for the design and development of online courses. With the acquisition of Datamark on October 31, 2003, the Company began to generate revenue from a variety of other products and services including direct mail, media placement, interactive marketing, custom research, admissions training, and student retention services. Other revenue is primarily from professional consulting and other training services.

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

The majority of eLearning division revenue is earned by charging a per-enrollment student technology service fee to our customers for access to their eCourses and our help desk. A smaller percentage of revenue is generated by our eCompanion product for which we typically charge an annual license fee for up to a predetermined number of users with revenue being recognized on a straight line basis over the contract year. For our Program Administration Solutions, we generally charge a one time set-up and design fee to implement an online campus, and an annual license, hosting and maintenance fee for access to software. We sell our professional services on a fixed-fee contract basis as well as a standard hourly rate basis.

Student fees are recognized on a per enrollment basis over each course’s specific academic term or over the length of the student fee license purchased by the customer, depending upon contract terms. An enrollment is generally defined as one user in one course for one academic term.  No billing occurs, and no revenue is recognized, for cancelled classes and student withdrawals or drops that occur before the agreed-upon enrollment census date. Campus license, hosting, and maintenance fees, including the design and development of a customer’s campus, are recognized on a straight-line basis from the campus launch date through the end of the relevant contract period or the expected life of the customer relationship, whichever is greater. The average recognition period for these campus fees is approximately three years.

Professional services revenue is derived from either fixed fee or time and materials consulting contracts and recognized as services are performed. The Company also offers customers the option of purchasing blocks of course development service hours, based on our standard hourly rates.  These revenues are also recognized as services are performed.

Enrollment Division

Enrollment division revenues are primarily generated from the sale of direct mail, interactive marketing, and media placement. The Company also derives other revenue from research services, admissions training, admissions shopper and retention services.

It is the Company’s practice to execute contracts or work orders of various lengths for direct mail advertising campaigns, which typically have durations of up to three months. In most cases, individual direct mail projects take ten to eighteen business days to complete with payments due two days before marketing materials are mailed. Fees are determined based on the number of pieces mailed and the associated revenue is recognized when the marketing materials are mailed. The pricing includes all applicable postage costs.

Interactive media arrangements usually range from three months to one year in length. Pricing is typically based on a fee-per-lead-generated model, with an initial up front payment due at the time the customer’s agreement is signed. The customer is invoiced monthly thereafter based on the number of leads generated. Payments received are recorded as customer advances (liability) until the leads are generated, at which point the revenue is recognized.

Datamark recently introduced a new, service fee-based interactive product model under which the customer procures the lead and Datamark provides lead “scrubbing,” media management, analytic and other services. Under these contracts, which typically have a duration of one year, Datamark receives monthly fixed management fees, with opportunities for performance-based bonuses. Fixed fees from these arrangements are recognized as revenue when services are provided, and incentive revenue is recognized as the incentives are earned.

Datamark generally executes written master services agreements with larger customers for which we provide media placement services. Datamark charges customers for the cost of the advertisement placed with the third-party media supplier (i.e. newspaper, television, radio station, etc.), as well as a commission for work performed. Revenue is recognized when the media advertisements are run by the third-party media supplier. Revenue is recorded on a net basis, meaning that the Company only includes the commission portion of the amount it charges in consolidated revenue, not the gross amount of fees charged to, and collected from, customers. Accordingly, the Company excludes the direct cost of the advertisement charged by the media supplier from cost of revenue in the consolidated statements of operations.

Other enrollment marketing revenue sources include retention services, admissions training, admissions shopper, research services and bundled lead generation and admissions services. Student retention services agreements have terms of not less than six months and typically are for a period of one year. Datamark charges a fee based on the number of students actively enrolled in a particular month, as well as a one-time implementation fee that is recognized as revenue over the contract period. Contracts for admissions training, admissions shopper and research services are negotiated based on scope of work. These services are provided on an hourly or per project rate and are recognized at the time of performance of the service or over the length of the service period. Datamark receives a share of tuition revenue per enrollment for its bundled lead generation and admissions services solution.

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

(5)    Debt

Revolving Line of Credit

In October 2005, the Company restructured its bank credit facility and obtained a $15.0 million line of credit (the “New Revolver”) that matures on October 31, 2007. The New Revolver replaced a $10.0 million revolving line of credit which was obtained in October 2003 (the “Prior Revolver”).  The interest rate on the New Revolver is equal to the bank’s prime rate, which was 7.25% at December 31, 2005. The New Revolver contains certain financial covenants, including requirements that the Company maintain a specified minimum ratio of quick assets to current liabilities and a specified minimum level of Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”). The Revolver is secured by all of the Company’s assets.  The Company was in compliance with all financial covenants as of December 31, 2005 and 2004.

The Company maintains two letters of credit with the bank in the amounts of $250,000 and $62,000 under which the vendor of the Company’s back-up computer systems and the landlord for the Company’s Denver facility are the respective beneficiaries.  The letters of credit effectively reduce the borrowing ability under the New Revolver by $312,000.  At December 31, 2004, the Company maintained same two letters of credit in the amounts of $250,000 and $62,000 which effectively reduced the borrowing ability under the Revolver by $312,000.

Long-Term Debt

Term Loan

The Company obtained a $3.0 million term loan (“Term Loan”) with a bank in October 2003 and repaid the Term Loan in full in March 2005. The Term Loan, which bore interest at the rate of 7% per annum, refinanced a previous term loan and the outstanding debt on the equipment lease facility described below. The Company incurred approximately $56,000 in debt issuance costs in connection with the Term Loan. These debt issuance costs were deferred and amortized as interest expense over the three-year term of the loan.

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

Letter of Credit

The Company maintains a letter of credit in the amount of $250,000 with Colorado Business Bank under which Silicon Valley Bank is the beneficiary.  The letter of credit is secured by a certificate of deposit in the amount of $252,577 at Colorado Business Bank.   The letter of credit will automatically renew for one year on May 5, 2006 and on each May 5 thereafter until 2025 unless the Company provides notice of its desire not to renew.

At December 31, 2004, the Company maintained same letter of credit. The amount of this letter of credit was $472,949 at December 31, 2004 and was secured by a certificate of deposit in the amount of $516,000 at Colorado Business Bank. During 2005, the Company reduced this letter of credit to be in the amount of $250,000 which is now secured by a certificate of deposit in the amount of $252,577 at Colorado Business Bank.

Capital Lease

The Company entered into a capital lease agreement to acquire computer hardware and software in January 2004.  The lease carries an imputed interest rate of 8.4% and is payable in 36 monthly installments. At December 31, 2005, $148,000 was outstanding on this lease. In April 2005, the Company entered into another capital lease agreement to acquire computer hardware and software.

The lease caries an imputed interest rate of 7.5% and is payable in 36 monthly installments. At December 31, 2005, $421,000 was outstanding on this lease.

Subordinated Notes

In October 2003, the Company issued $20.0 million in Senior Subordinated Notes. The Senior Subordinated Notes have principal payments due in $5.0 million quarterly increments beginning on December 31, 2007, with interest payments due quarterly beginning on December 31, 2003, at a rate of 12.5% per annum. The Senior Subordinated Notes are secured by all of the Company’s assets. In connection with the issuance of the Senior Subordinated Notes, the Company issued warrants to the lender to purchase 200,000 shares of common stock at a price of $13.00 per share. However, if at the time of exercise of all or any portion of the warrants, the trading price of the Company’s common stock is less than $13.00 per share for the 30 trading days immediately preceding the date of such exercise, then the exercise price shall be automatically adjusted such that the exercise price will be equal to $10.00 per share with respect to such exercise. The warrants expire on October 31, 2008. The net proceeds received in connection with the issuance of the Senior Subordinated Notes totaled $20.0 million, which were allocated to the Senior Subordinated Notes and the warrants. The Company allocated $3.3 million of the net proceeds to the warrants based upon the fair value of the warrants, which was estimated using the Black-Scholes option pricing model, a risk free interest rate of 3.0%, volatility of 85%, 0% dividend yield, and an expected life of 5 years (the contractual life). The remaining $16.7 million of the net proceeds was allocated to the Senior Subordinated Notes. The discount attributable to the value of the warrants is being amortized as interest expense over the five-year term of the Senior Subordinated Notes using the interest method. The Company also incurred approximately $1.0 million in debt issuance costs in connection with the Senior Subordinated Notes. The debt issuance costs were deferred and are being amortized as interest expense over the five-year term of the Senior Subordinated Notes. The Senior Subordinated Notes contain certain financial covenants, including minimum quick ratio, minimum tangible net worth, minimum debt service coverage, and minimum EBITDA, and are secured by all the Company’s assets.  The Senior Subordinated Notes have a cross default provision with the Company’s other bank debt. The Company was in compliance with all financial covenants as of December 31, 2005 and December 31, 2004.

The Senior Subordinated Notes also contain a provision that provides for the acceleration of all interest payments due through October 31, 2006 upon payment of the debt prior to October 31, 2006.

Also in connection with the acquisition of Datamark in October 2003, the Company issued Seller Notes totaling $12.0 million.  The Seller Notes, with interest and principal due in 2008, were comprised of a series of notes issued to the selling stockholders, aggregating to $7.0 million (face amount) and bearing simple interest at a rate of 10.0% per annum and another series of notes, aggregating to $5.0 million (face amount) and bearing interest at a rate of 10.0%, compounded annually. All of the simple interest notes, as well as $3.0 million (face amount) of the annually compounding notes, were repaid in 2004.  The Company recorded $8.9 million for the Seller Notes at the time of their issuance based upon their estimated fair value, resulting in a discount in the original amount of $3.1 million, which is being amortized over the term of the debt using the interest method.  The effective interest rate on these notes, including the amortization of the recorded discount, is 14.9%.  The fair value of the Seller Notes was determined by an independent third party who considered, among other factors, the effective interest rate of the Senior Subordinated Notes, and other comparable debt securities. Due to the discounts on the Senior Subordinated Notes and Seller Notes, any payment of these debt obligations prior to their maturity results in additional interest expense due to the realization of the unamortized portions of the costs and discounts recorded. The early repayment of $7.5 million carrying value ($10.0 million face value) of Seller Notes during the fourth quarter of 2004 resulted in an additional $2.5 million interest charge.

The carrying value of the Seller Notes was $2.1 million at December 31, 2005, with an unamortized discount of $343,000 and accrued interest payable of $460,000, and $1.8 million at December 31, 2004, with an unamortized discount of $411,000 and accrued interest payable of $238,000.

The Company is currently precluded by its borrowing agreements from paying dividends on its stock.

The following is a summary of the Company’s long-term debt and capital lease obligations as of December 31, 2005 and 2004, respectively (in thousands):

	December 31, 2005	December 31, 2004
Term loan, 7% interest rate, due through November 2006	$—	$1,917
Seller note, 10% face interest rate, 14.9% effective interest rate, interest and principal due October 31, 2008, face amount of $2.0 million	2,118	1,827
Senior subordinated notes, 12.5% face interest rate, 19.7% effective interest rate, $5.0 million quarterly payments starting December 2007, due October 31, 2008, principal of $20.0 million	17,906	17,279
Capital lease obligation, 8.4% and 7.5%, respectively, imputed interest rate, 36 monthly payments beginning January 2004 and April 2005, respectively	569	284
Total	20,593	21,307
Less current portion	(320)	(1,136)
Long-term portion	$20,273	$20,171

The following is a schedule by year of future principal debt payments, as of December 31, 2005. Amounts represent the contractual cash payments of our debt and exclude the debt discounts discussed above (in thousands):

Year ending December 31,	Term Loan	Senior Subordinated Notes	Seller Notes	Capital Lease	Total
2006	$—	$—	$—	$320	$320
2007	—	5,000	—	185	5,185
2008	—	15,000	2,000	65	17,065
2009	—	—	—	—	—
2010	—	—	—	—	—

Total principal	$0	$20,000	$2,000	$570	$22,570

Capital lease obligations at December 31, 2005 and 2004 included assets with original cost of $890,000 and $442,000. The combined accumulated depreciation for such leases totaled $394,000 and $147,000, respectively, at December 31, 2005 and 2004.

(6)    Commitments and Contingencies

Operating Lease Obligations

The Company leases office space and equipment under various non-cancelable operating leases. At December 31, 2005 the aggregate future minimum lease commitments were as follows (in thousands):

Year ending December 31,
2006	$2,195
2007	1,971
2008	1,011
2009	848
2010	667
Thereafter	857
$7,549

Rent expense for the years ended December 31, 2005, 2004 and 2003 was $1.5 million, $1.9 million and $1.1 million, respectively.  In connection with the lease on the corporate headquarters building, the Company has recognized $316,000 in deferred rent liability as of December 31, 2005, as the amount of the monthly cash rental payments increases over the lease term.

Offshore Development Commitment

In January 2004, the Company entered into a contract with a third party to establish an offshore development facility in Sri Lanka.  Minimum future commitments under this contract were $2.4 million at December 31, 2005.  If the Company terminates the agreement prior to April, 2007, it will be required to pay a termination penalty equal to six months expense at the then current minimum staffing level.

Employee Benefit Plan

The Company has a defined contribution plan under Section 401(k) of the Internal Revenue Code. Eligible employees are permitted to contribute a percentage of their annual compensation up to the maximum allowed by IRS regulations. In addition, the Company may make discretionary and/or matching contributions on behalf of participating employees. No such contributions were made under this plan in 2005, 2004, or 2003. With the acquisition of Datamark, the Company continued to use Datamark’s 401(k) plan for the Enrollment division through 2005. Datamark’s 401(k) featured a discretionary matching provision in which the Board determined matching levels yearly.  During 2005 and 2004, the Company made discretionary matching contributions to the Datamark plan of $27,875 and $37,954. The Company made no such contributions in 2003.

Effective January 1, 2006, the Datamark plan was merged into the Company plan with the Company plan surviving. The Company intends to make matching contributions to the plan in 2006 in an amount equal to ten percent of participant contributions up to a maximum six percent of salary.

Legal Matters

In July 2005, the Company received a letter from counsel to Arthur Benjamin, who was Datamark’s chief executive officer until April 2005. The letter alleged unspecified breaches by eCollege and/or Datamark of Mr. Benjamin’s employment agreement and related agreements, including without limitation Mr. Benjamin’s stock appreciation rights agreement, and demanded that the Company submit such disputes to binding arbitration as required by the employment agreement. The Company agreed to arbitrate the dispute. In December 2005, Mr. Benjamin filed suit against eCollege and Datamark in the United States District Court, District of Utah, alleging, among other things, that eCollege and Datamark breached Mr. Benjamin’s employment and stock appreciation rights agreements by forcing Mr. Benjamin to resign for “good reason” and subsequently failing to pay him severance and accelerate the vesting of stock appreciation rights and restricted stock. Using an assumed common stock price of up to $150 per share, Mr. Benjamin seeks compensatory damages of up to $38 million and punitive damages of up to $380 million.

From a procedural standpoint, the Company believes that all disputes between the Company and Mr. Benjamin must be resolved in arbitration in accordance with the terms of the employment agreement and has filed a motion to dismiss the federal lawsuit. A hearing on the motion is scheduled for March 16, 2005.  With regard to the substance of Mr. Benjamin’s complaint, the Company believes that his allegations are without merit and that his calculations of alleged damages are in error. The Company intends to vigorously defend against these allegations. However, due to the uncertainty inherent in litigation, we are unable to predict the outcome of this dispute. An outcome unfavorable to the Company could have a material adverse effect on our business, results of operations and financial condition.

Sales and Use Tax

In the second quarter of 2005, as part of the Company’s effort to remediate identified material weaknesses in internal controls, the Company conducted a preliminary study of sales and use tax obligations for the eLearning and Enrollment divisions. That study revealed that the Enrollment division could have liability for uncollected sales and use tax in various states. Accordingly, the Company retained outside advisors to conduct a more detailed analysis of the issue by examining, on a state-by-state basis for 2001 through 2005, whether the Enrollment’s division’s activities in the state were sufficient to create a sales and use tax collection obligation and, if so, whether some or all of the services provided by the Enrollment division in the state were subject to taxation. As a result of the detailed analysis, the Company determined that Datamark may have been obligated to collect sales/use taxes in certain jurisdictions and thus faces potential liability. Datamark believes that some of its clients may have paid sales tax on Datamark’s services directly, which would relieve Datamark of its collection obligation. Datamark is surveying its clients to see if they have done so. In addition, to the extent that the liability relates to periods that preceded the date of the Datamark acquisition, the Company believes that the former Datamark stockholders are required to indemnify the Company for such liability.

 To date, no jurisdiction has audited or indicated any intention of auditing Datamark’s sales and use tax compliance. However, in an effort to mitigate its potential liability, the Company intends to approach certain states (in which Datamark faces the most significant risk of liability) pursuant to voluntary disclosure arrangements. Such arrangements permit taxpayers, in many situations, to resolve outstanding tax obligations for less than the full amount of the potential exposure, and at a minimum enable taxpayers to avoid penalties. In addition, Datamark will likely register with the Streamlined Sales Tax Project, which provides amnesty for past tax obligations in member states in exchange for the registrant’s agreement to collect and remit taxes for three years going forward.

While the Company cannot predict with certainty either Datamark’s potential exposure for prior tax periods or the outcome of the actions it has undertaken in mitigation of the potential liability as described in the preceding paragraph, it has estimated its exposure to sales and use tax liability and related interest and penalties, if any, in all states at issue to be within a range of $355,000 to $959,000 and has established a reserve of $485,000 in the fourth quarter of 2005. Such reserve is net of the exposure related to periods that preceded the Datamark acquisition, for which the Company has established a receivable of $197,000 from the selling stockholders. The Company believes that the reserve and the receivable are reasonable; however, we will evaluate Datamark’s sales and use tax liability on a periodic basis and may adjust our reserve and receivable estimates in future periods based on the outcome of our mitigation efforts.

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

(7)    Other Related Party Transactions

During the year ended December 31, 2003, the Company made payments totaling $30,000 to a vendor for online course development services. The Company’s then-Chief Technology Officer was a board member of, and held a minority ownership interest in the vendor.

During the years ended December 31, 2005 and 2004, Datamark received payments of $1,344,516 and $454,823, respectively, for services provided to a customer for whom the then-Chief Executive Officer of the Enrollment Division served on the Board of Directors.

In conjunction with the Datamark acquisition, the Company entered into a five year consulting agreement beginning January 1, 2004 with Leeds Equity Advisors Inc., of which Jonathan Newcomb, a former director, was a principal. Under the terms of the consulting agreement, in 2005 and 2004 the Company paid Leeds Equity Advisors, Inc. the sum of $200,000 plus expenses. The agreement continues for three additional years at $200,000 per year plus expenses, if any.

On February 1, 2005, 955,760 of 1.0 million options held by Blumenstein Thorne Information Partners I, L.P. (“BTIP”), an investment fund affiliated with the Company’s Chief Executive Officer, were exercised at a price of $3.875 per share. An additional 16,575 options were exercised on March 23, 2005 at the same price per share.

As of December 31, 2005 and 2004, approximately $76,000 and $473,000, respectively, of the outstanding principal amount of the Seller Notes was held by executive officers of the Company.

(8)    Stockholders’ Equity

Private Placement

In August 2003, the Company completed a private placement of 2.9 million shares of common stock with a group of institutional investors for an aggregate purchase price of $30.5 million. The Company incurred $1.7 million for stock issuance costs related to this private placement.

1999 Employee Stock Purchase Plan

The Company’s 1999 Employee Stock Purchase Plan (the “Purchase Plan”) is designed to allow the Company’s eligible employees to purchase shares of common stock, at specified intervals, with their accumulated payroll deductions. As of December 31, 2005, the Company had reserved 1,166,667 shares of common stock for issuance under the Purchase Plan, of which 481,157 shares remained available for purchase.  Eligible employees are individuals scheduled to work more than 20 hours per week for more than five calendar months per year. Under the Purchase Plan, eligible employees may contribute up to 15% of their cash earnings through payroll deductions, and the accumulated deductions will be applied to the purchase of shares on each purchase date. The purchase price per share will be equal to 85% of the fair value per share of the Company’s common stock on the participant’s entry date into the offering period or, if lower, 85% of the fair value per share on the purchase date. In no event, however, may any participant purchase more than 2,000 shares on any purchase date, and not more than 333,334 shares may be purchased in total by all participants on any purchase date.

From its inception through April 2005, the Purchase Plan had a series of successive offering periods, each with a maximum duration of 24 months and each comprised of successive six-month purchase intervals.  Effective November 1, 2004, the Company amended the Purchase Plan to revise certain features.  Effective with the purchase interval that began on November 1, 2004, the ability of plan participants to increase contributions during an offering period was eliminated as was a reset feature that established a new offering period if the fair value of the Company’s common stock on any purchase date within an offering period was less than the fair value at the beginning of such period.  Effective May 1, 2005, the length of an offering period was reduced from two years to one year and the length of each purchase interval was increased from six months to one year.

During 2005, 2004 and 2003, the Company recognized $0.5 million, $1.7 million and $0.6 million, respectively, of compensation expense for employee stock purchases under the Purchase Plan.  In 2005, the Company issued 78,000 shares of common stock at an average per share price of $6.43. In 2004, the Company issued 163,000 shares of common stock at an average per share price of $5.75. The Company issued 81,896 shares of common stock in 2003 at an average per share price of $3.45 per share.

Employee Stock Option Grants

The Company’s 1999 Stock Incentive Plan (the “1999 Plan”) is the successor equity incentive program to the Company’s 1997 Stock Option Plan (the “1997 Plan”).  The 1999 Plan provides for equity grants to employees and directors of the Company in the form of options, restricted stock units, stock appreciation rights and other equity instruments.  All outstanding options under the 1997 Plan were incorporated into the 1999 Plan, and no further option grants will be made under the 1997 Plan. All information disclosed below for the period from January 1, 2003 through December 31, 2005 includes options issued under the 1999 Plan and the 1997 Plan (collectively, the “Plans”). Options granted may be incentive or non-qualified options.  Options vest over various terms, with a maximum vesting period of five years, and expire after a maximum of ten years. At December 31, 2005, 6.8 million shares had been authorized for issuance under the Plans, of which 1.7 million shares remained available for grant.

The following table summarizes the employee stock option activity during the years ended December 31, 2005, 2004 and 2003, respectively (in thousands, expect per share data).

	Shares	Weighted Average Exercise Price
Outstanding, January 1, 2003	2,106	$4.85
Granted	72	4.75
Forfeited or canceled	(73)	3.83
Exercised	(476)	5.15
Outstanding, December 31, 2003	1,629	4.80
Granted	3	18.38
Forfeited or canceled	(33)	4.45
Exercised	(413)	3.99
Outstanding, December 31, 2004	1,186	4.58
Granted	—	—
Forfeited or canceled	(3)	6.18
Exercised	(176)	3.75
Outstanding, December 31, 2005	1,007	5.40

As of December 31, 2005, 2004 and 2003, 0.9 million, 1.0 million and 1.2 million of the above options were exercisable, respectively, with weighted average exercise prices of $5.47 , $5.35 and $5.19, respectively.

The following table summarizes the weighted average exercise prices of options granted during the years ended December 31, 2005, 2004 and 2003. The table includes options for common stock for which the exercise price was less than the fair value of the underlying common stock at the date of grant and options for which the exercise price was equal to or greater than the fair value at the date of grant (in thousands, except per share data):

	Years Ended December 31,
	2005	2004	2003
Exercise price-less than fair value:
Number of options	—	—	—
Weighted average exercise price	$—	$—	$—
Weighted average fair value of options	$—	$—	$—

Equal to fair value:
Number of options	—	3	72
Weighted average exercise price	$—	$18.38	$4.75
Weighted average fair value of options	$—	$12.61	$2.46

Greater than fair value:
Number of options	—	—	—
Weighted average exercise price	$—	$—	$—
Weighted average fair value of options	$—	$—	$—

The status of stock options outstanding and exercisable under the Plans as of December 31, 2005 is as follows (in thousands except per share data):

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Number Of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Of Shares	Weighted Average Exercise Price
$1.29 - $2.95	213	4.4	$2.78	202	$2.77
$3.08 - $3.75	183	6.0	$3.50	183	$3.50
$3.85 - $4.44	213	3.6	$3.99	180	$3.99
$5.38 - $8.21	101	4.6	$6.19	101	$6.18
$9.00 - $18.38	297	3.9	$9.15	297	$9.14
	1,007	4.4	$5.40	963	$5.47

Option and Restricted Stock Grants to Officers

On June 21, 2001, the Company’s Board of Directors’ Compensation Committee awarded Douglas Kelsall, then Executive Vice President and Chief Financial Officer, 50,000 shares of the Company’s common stock under the 1999  Plan, as consideration for Mr. Kelsall’s services to the Company and his consent to terminate a previous option grant issued in 1999. One third of the shares vested on June 21, 2002, the one year anniversary of the award, and the balance vested in 24 successive equal monthly installments beginning in July 2002 and ending in June 2004. The Company recorded stock-based deferred compensation cost of $143,000 in connection with this grant, which amount equaled the fair value of the restricted common stock on June 21, 2001. The deferred compensation cost was amortized on a straight-line basis through July 2, 2004. During the years ended December 31,  2004 and 2003, the Company recorded $24,000 and $47,000 of compensation expense, respectively, in connection with this grant. The Company withheld 4,000 and 5,000 shares of stock during 2004 and 2003, respectively, from Mr. Kelsall’s vested shares to cover minimum tax withholding requirements. These shares are included in treasury shares on the accompanying consolidated balance sheets as of December 31, 2005 and 2004.

Restricted Share Rights

In the third quarter of 2003, the Company began to grant employees restricted share rights instead of stock options. The restricted share rights offer employees the opportunity to earn shares of the Company’s common stock over time, as compared to options, which give employees the right to purchase stock at a set price. In 2005, 2004 and 2003, respectively, the Company awarded 38,528, 116,236 and 55,487 restricted share rights to employees. These rights vest over three to four years. The value of these restricted share rights awards was $0.5 million in 2005, $1.7 million in 2004 and $0.7 million in 2003 based on the closing prices of the common stock on the dates of the grants. On October 31, 2003, the Company awarded 195,000 restricted share rights, vesting over four years, to certain Datamark employees. The value of these restricted share rights was $4.2 million based on the closing price of the common stock on October 31, 2003. The Company recognizes the issuance of the shares related to these stock-based compensation awards and the related compensation expense on a straight-line basis over the vesting period. The Company recorded $0.8 million, $1.7 million and $0.3 million of stock-based compensation expense related to the restricted share rights awarded for the years ended December 31, 2005, 2004 and 2003, respectively. The remaining $2.0  million will be recognized over the remaining vesting periods.

Stock Appreciation Rights

On September 13, 2004, the Company granted stock appreciation rights with respect to 1.1 million shares of common stock to executives and selected other key employees.  The rights had a weighted average grant date fair value of $3.95. The rights were granted under the Company’s 1999 Stock Incentive Plan.  The rights will be settled in common stock.  Each grant is separated into five different levels of base prices to reflect minimum required levels of stockholder return over a five-year performance period.  The base price for the first level is 10% higher than the grant date stock price, and the base price for each successive level is 10% higher than the previous level. Except in the case of a change in control of the Company, as described below, a participant will receive a distribution with respect to the shares of common stock in each grant level only if the average closing price of our common stock for the last quarter in the five year term exceeds the base price for such shares.  Each participant may elect to receive a distribution with respect to 10% of the rights he or she was granted after the third anniversary of the grant and with respect to an additional 10% after the fourth anniversary of the grant date. In the event of a change in control, participants will be entitled to receive a distribution with respect to a specified percentage of the shares granted (50% if the change in control occurs on September 13, 2004, increasing by 1/36 each month to 100% on September 13, 2007), and will forfeit the right to receive a distribution with respect to the unvested portion of the shares. The number of shares of common stock issued following a change in control will be based on the difference between the base prices and the share price as of the date the change in control occurs.  The fair value of each stock appreciation right was estimated on the date of grant using a Monte Carlo simulation for an Asian type award.

On March 23, 2005, the Company granted substantially the same recipients additional stock appreciation rights with respect to 1.1 million shares of common stock.   On May 2, 2005, the Company granted additional stock appreciation rights with respect to 30,000 shares of common stock to an executive in connection with a promotion. Such grants have the same terms as the 2004 grants, including without limitation the same change in control vesting schedule, except that they have different base prices and new five-year performance periods beginning on the grant dates.  In addition, the Company may grant stock appreciation rights to new hires and in connection with promotions and other special circumstances.  Compensation expense for each grant is recognized ratably over the applicable five year performance period.

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

Valuation Assumptions

The Company estimated the fair value of stock options, restricted stock awards, and employee stock purchase plan awards using the Black-Scholes option pricing model.  The fair value of stock appreciation rights was estimated using a Monte Carlo simulation for an Asian type award.  The following weighted average assumptions were used for the fair value calculations:

	Year Ended December 31,
	2005	2004	2003

Stock options granted to employees and non-employee board members:
Expected lives outstanding	—	5 years	3 years
Expected volatility	—	85%	85%
Risk-free interest rates	—	3.4%	3.0%
Expected dividend yield	—	0%	0%

Employee stock purchase plan:
Expected lives outstanding	1 year	9 months	1 year
Expected volatility	66%	68%	70%
Risk-free interest rates	3.3%	1.6%	1.3%
Expected dividend yield	0%	0%	0%

Stock Appreciation Rights granted to employees:
Expected lives outstanding	4.7 years	4.7 years	—
Expected volatility	77%	77%	—
Risk-free interest rates	4.3%	3.2%	—
Expected dividend yield	0%	0%	—

The total stock-based compensation recorded was $2.8 million, $3.8 million and $1.0 million, respectively, for the years ended December 31, 2005, 2004 and 2003.  Stock-based compensation recorded in 2005 included $15,000 for options, $0.5 million for grants under the Purchase Plan, $0.8 million for restricted share rights, and $1.5 million for stock appreciation rights.

(9)    Income Taxes

Components of the income tax provision applicable to federal and state income taxes are as follows (in thousands):

	Year Ended December 31,
	2005	2004	2003
Current (benefit) expense:
Federal	$2,691	$110	$—
State	580	53	—
Total	3,271	163	—
Deferred expense (benefit):
Federal	340	2,418	339
State	476	269	62
Total	816	2,687	401
Total gross tax expense	4,087	2,850	401
Valuation allowance	5	(21,347)	(401)
Net income tax expense (benefit)	$4,092	$(18,497)	$—

The difference between the statutory federal income tax rate and the Company’s effective income tax rate is summarized as follows (in thousands):

	Year Ended December 31,
	2005	2004	2003
Federal income tax rate	35.0%	35.0%	35.0%
Increase (decrease) as a result of—
State income taxes net of federal benefit	6.8%	4.0%	3.9%
Stock based compensation	1.2%	82.5%	28.8%
Other	(2.2)%	8.2%	2.9%
Change in valuation allowance	0.0%	(2,271.6)%	(70.6)%
Effective income tax rate	40.8%	(2,141.9)%	—%

Deferred tax assets and liabilities result from the following (in thousands):

	December 31,
	2005	2004
Deferred tax assets—
Current:
Accrued liabilities and other	$971	$701
Deferred revenue	1,479	1,462
Non-current:
Depreciation on property and equipment	(424)	320
Stock-based compensation	1,249	780
Intangibles	1,165	1,891
Net operating loss carryforward	22,322	21,606
Other	(359)	525
Total deferred tax assets	26,403	27,285
Valuation allowance	(596)	(591)
Deferred tax assets, net of valuation allowance	25,807	26,694
Deferred tax liabilities—
Acquired intangible assets	(3,402)	(4,271)
Capitalized software costs	(1,079)	(467)
Other	(374)	(183)
Total deferred tax liabilities	(4,855)	(4,921)
Net deferred tax assets and liabilities	$20,952	$21,773

Through 2002, the Company generated losses for both financial reporting and tax purposes. As a result, for income tax reporting purposes, the Company may utilize approximately $58 million of net operating loss carryforwards, which begin to expire in 2019 and are available as late as 2023. The Tax Reform Act of 1986 contains provisions which may limit the net operating loss carryforwards available to be used in any given year if certain events occur, including significant changes in ownership interests.  Of the $58 million in available net operating loss carryforwards, approximately $19 million will be available to offset taxable income in 2006 due to an estimated Section 382 annual limitation resulting from an ownership change in 1999. Barring any change in ownership or tax laws, the net operating loss carryforward will be limited to approximately $24 million in 2007 and $28 million in 2008.  Any net operating loss carryforwards that are limited due to the Section 382 limit can be carried forward.

The following table details the timing of the expiration of net operating loss carryforwards:

Year of expiration	Net operating loss carryforwards
Prior to 2019	$—
2019	18,114
2020	25,612
2021	12,266
2022	1,536
2023	482

$58,010

Prior to the fourth quarter of 2004, the Company had fully provided a valuation allowance for the potential benefits of the aforementioned net operating loss carryforwards in excess of deferred tax liabilities as management believed it was more likely than not that the benefits would not be realized. During the fourth quarter of 2004, the Company reversed $21.3 million of the valuation allowance related to the net operating loss carryforwards and other temporary items as management believes it is now more likely than not that the Company will be able to use the benefit to reduce future tax liabilities. This conclusion was based on the Company’s demonstrated profitability in 2003 and 2004 and expected future profitability. Approximately $591,000 in valuation reserves associated with state net operating loss carryforwards were not reversed as it is more likely than not that the benefits will not be realized.  This conclusion is primarily based on the shorter expiration period of these net operating losses. The reversal resulted in recognition of an income tax benefit of $18.5 million in 2004 and an increase in the deferred tax asset on the consolidated balance sheet.  The reversal also resulted in an increase of $1.9 million to additional paid in capital associated with tax benefits from stock-based compensation, and a decrease of $900,000 to goodwill associated with certain tax benefits related to the Datamark acquisition.  In 2005, the Company recorded $4.1million of income tax expense, and we expect to continue to record income tax expense related to our pretax income in future years.  In 2005, the Company recorded a $3.1 million increase to additional paid in capital related to tax benefits associated with stock based compensation, including $2.7 million related to the exercise of 972,335 options held by Blumenstein/Thorne Information Partners I, L.P., an investment fund affiliated with the Company’s Chief Executive Officer.  The Company recorded a $353,000 reduction to goodwill during 2005 assoicated with tax benefits related to the Datamark acquisition.

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

•                  Enrollment provides lead generation, enrollment and student retention marketing services primarily to proprietary post-secondary education institutions. Enrollment’s solutions include direct mail, media placement and interactive marketing solutions, as well as custom research, admissions shopper and admissions training. These solutions are used by higher education institutions to increase student enrollment leads, conversion rates and retention rates.

Segment Data

The results of the reportable segments are derived directly from eCollege’s internal management reporting system. The accounting policies used to derive reportable segment results are substantially the same as those used by the consolidated Company. Management measures the performance of each segment based on several metrics, including income (loss) from operations. These results are used, in part, to evaluate the performance of, and to assign resources to, each of the segments. A significant portion of total consolidated expenditures are directly attributable to the two business segments. However, certain operating expenses, which are separately managed at the corporate level, are not allocated to segments. These unallocated costs include executive management salaries and benefits; stock-based compensation; bonuses paid under the eCollege bonus plan; certain corporate finance and legal salaries and benefits; audit, consulting, and legal costs incurred at the corporate level; rent and occupancy costs for the Company’s Chicago office; amortization of intangibles; income taxes; interest expense; interest income; and other income/(expense). There was no intersegment revenue for the years ending December 31, 2005, 2004 and 2003.

Selected financial information for each reportable segment was as follows for the years ended December 31, 2005, 2004 and 2003 (in thousands):

	eLearning	Enrollment(1)	Total
2005:
Total net revenue	41,457	61,411	102,868
Income from operations	15,847	10,276	26,123

2004:
Total net revenue	$34,781	$54,486	$89,267
Income from operations	11,683	8,690	20,373

2003:
Total net revenue	$29,135	7,725	$36,860
Income from operations	1,392	1,592	2,984

(1)               The Enrollment division was acquired October 31, 2003.

The reconciliation of segment information to eCollege’s consolidated total was as follows for the years ended (in thousands):

	Years ended December 31,
	2005	2004	2003
Net segment revenue	$102,868	$89,267	$36,860
Income (loss) from operations:
Total segment earnings from operations	26,123	20,373	2,984
Unallocated corporate costs	(10,975)	(10,612)	(1,013)
Amortization of purchased intangible assets	(1,613)	(1,492)	(249)
Total consolidated income from operations	$13,535	$8,269	$1,722

Assets are allocated to the individual segments based on the primary segment benefiting from the assets. Corporate assets are composed primarily of cash and cash equivalents, amounts due from former Datamark shareholders, goodwill, and purchased intangible assets. Total assets by segment and the reconciliation of segment assets to eCollege consolidated total assets as of December 31, 2005 and 2004 (in thousands) is as follows:

	December 31,
	2005	2004
eLearning	$20,155	$11,139
Enrollment	27,196	17,166
Goodwill and intangible assets	63,490	65,455
Corporate	23,233	24,055
	$134,074	$117,815

No customer represented 10% or more of eLearning revenue and two customers represented 33% and 14%, respectively, of Enrollment division revenue for the year ended December 31, 2005. One customer accounted for 25% of eLearning division accounts receivable and two customers each accounted for 16% of Enrollment division accounts receivable as of December 31, 2005 .One customer represented 12% of eLearning revenue and three customers represented 23%, 21% and 11%, respectively, of Enrollment revenue for the year ending December 31, 2004. Two customers accounted for 14% and 12%, respectively, of eLearning division accounts receivable and two customers accounted for 23% and 11%, respectively, of Enrollment division accounts receivable as of December 31, 2004. One customer represented 11% of eLearning revenue and two customers each accounted for 27% of Enrollment division revenue for the year ending December 31, 2003. One customer accounted for 25% of eLearning division accounts receivable as of December 31, 2003 and one customer accounted for 13% of Enrollment division accounts receivable balance as of December 31, 2003.

Geographic Information

Substantially all of the Company’s assets are located in and substantially all of the Company’s operating results are derived from operations in the United States.

(11)    Valuation and Qualifying Accounts

	Balance at beginning of period	Additions	Deductions	Balance at end of period
Year ended December 31, 2005
Allowance for doubtful accounts	$155	$568	$(451)	$272
Allowance for deferred income taxes	591	5	—	596

Year ended December 31, 2004
Allowance for doubtful accounts	$188	$60	$(93)	$155
Allowance for deferred income taxes	21,922	—	(21,331)	591

Year ended December 31, 2003
Allowance for doubtful accounts	166	23	(1)	188
Allowance for deferred income taxes	27,096	—	(5,174)	21,922

(12) Selected Quarterly Information (Unaudited)

The following summarizes selected quarterly information with respect to the Company’s operations for the last eight fiscal quarters:

	2005 Quarter Ended (unaudited)				2004 Quarter Ended (unaudited)
	Dec. 31	Sept. 30	June 30	Mar. 31	Dec. 31	Sept. 30	June 30	Mar. 31
Total revenue	$29,563	$26,419	$23,087	$23,799	$24,429	24,291	20,940	19,606

Gross profit	12,763	12,898	11,288	11,943	11,355	11,404	10,140	9,587
Net income (1)	2,003	1,766	1,559	600	17,534	1,108	654	64
Basic net income per share	0.09	0.08	0.07	0.03	0.85	0.05	0.03	0.00
Diluted net income per share	0.09	0.08	0.07	0.03	0.80	0.05	0.03	0.00

(1)                                  The Company recorded an income tax benefit in the fourth quarter of 2004 from the reversal of the valuation allowance previously recorded against deferred tax assets as well as from the recognition of changes in other temporary differences.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Company maintains a Disclosure Committee comprised of the Chief Executive Officer, President and Chief Operating Officer, Chief Financial Officer, General Counsel, Chief Executive Officer of Datamark, Chief Operating Officer of Datamark, President of the eLearning division, Chief Technology Officer and Director of Corporate Accounting. The Company is required to maintain disclosure controls and procedures (as such is defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, and because of the material weakness discussed below, the Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2005, the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

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

A material weakness is a significant deficiency (within the meaning of the Public Company Accounting Oversight Board’s (PCAOB) Auditing Standard No. 2), or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, using the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management’s assessment identified the following material weakness as of December 31, 2005:

The Company does not have adequate procedures related to properly determining sales and use tax liabilities in certain taxing jurisdictions. This deficiency was first identified as a material weakness in management’s assessment as of December 31, 2004 and was not remediated by December 31, 2005. This deficiency resulted in understatements of sales and use tax liabilities in the Company’s financial statements for 2004 and for the quarters ended March 31, 2005, June 30, 2005 and September 30, 2005. The related errors were identified and corrected prior to the issuance of the consolidated financial statements as of December 31, 2005. This deficiency results in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements would not be prevented or detected on a timely basis by employees in the normal course of performing their assigned functions.

 Because of the aforementioned material weakness, management has concluded that, as of December 31, 2005, the Company’s internal control over financial reporting was not effective based on the COSO criteria.

(c) Remediation Efforts

Since this deficiency was first identified in late 2004, the Company has taken a number of actions to remediate it:

•                  The Company has increased the scope and frequency of its contacts with outside advisors, such as tax consultants and tax counsel. This process began in the third quarter of 2004 and continues as of the date of this filing.

•                  The Company initiated a study of sales and use tax for both operating divisions which was completed by management during the third quarter of 2005 and reviewed by an outside advisor during the fourth quarter of 2005. That study revealed that the Enrollment division could have liability for uncollected sales and use tax in various states. Accordingly, in January 2006, the Company retained outside tax counsel to conduct a more detailed analysis of the issue. The detailed analysis is expected to be completed in the first quarter of 2006.

•                  The Company is evaluating its internal procedures for determining sales and use tax liability and related controls and will modify them as required to ensure that accounting staff are familiar with the requirements for this area and that the Company’s sales and use tax liability is accurately assessed and reflected in the Company’s financial statements on a timely basis. This process began in the second quarter of 2005 and continues as of the date of this filing.

•                  The Company is evaluating the costs and benefits of adding a full time tax position to the Company’s accounting organization. This process began during the second quarter of 2005 and continues as of the date of this filing.

While remediation efforts are underway, the aforementioned material weakness will not be considered remediated until analyses are completed and new processes are fully implemented, operate for a period of time and are tested and the Company concludes that they are operating effectively.

As a result of its assessment, management determined that with the exception of the aforementioned material weakness, the material weaknesses identified in management’s assessment as of December 31, 2004 had been remediated as of December 31, 2005.

The Company will continue to be vigilant in reviewing and identifying areas of improvement in its internal controls over financial reporting and creating and implementing new policies and procedures as deemed appropriate. To facilitate this process, the Company has created an internal audit function and is currently working to establish the appropriate scope and staffing of such function. The Company anticipates that the internal audit function will be operational beginning in the first quarter of 2006.

Grant Thornton LLP, the independent registered public accounting firm that also audited the Company’s consolidated financial statements, has issued an audit report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, which is filed herewith.

 (d) Changes in Internal Control over Financial Reporting

As detailed above under the caption “Remediation Efforts,” the Company was engaged in certain remediation efforts during the fourth quarter of 2005. Except for such remediation efforts noted above, there were no other changes in the Company’s internal control over financial reporting during the fourth quarter of 2005 which have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

(e) Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders’

eCollege.com:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that eCollege.com (the Company) did not maintain effective internal control over financial reporting as of December 31, 2005, because of the effect of the material weakness identified in management’s assessment, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment:

The Company does not have adequate procedures related to properly determining sales and use tax liabilities in certain taxing jurisdictions. This deficiency was first identified as a material weakness in management’s assessment as of December 31, 2004 and was not remediated by December 31, 2005. This deficiency resulted in understatements of sales and use tax liabilities in the Company’s financial statements for 2004 and for the quarters ended March 31, 2005, June 30, 2005 and September 30, 2005. The related errors were identified and corrected prior to the issuance of the consolidated financial statements as of December 31, 2005. This deficiency results in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements would not be prevented or detected on a timely basis by employees in the normal course of performing their assigned functions.

The material weakness was considered in determining the nature, timing and extent of the audit tests applied in our audit of 2005 consolidated financial statements, and this report does not affect our report dated March 16, 2006 on those financial statements.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2005, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for the year ended December 31, 2005. The material weakness described above was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 consolidated financial statements, and this report does not affect our report dated March 16, 2006, which expressed an unqualified opinion on those consolidated financial statements.

/s/ Grant Thornton, LLP

Chicago, Illinois
March 16, 2006

ITEM 9B. OTHER INFORMATION

None.

PART III.

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The directors and executive officers of eCollege as of March 13, 2006 are as follows:

Name	Age	Position

Directors and Executive Officers
Oakleigh Thorne	48	Chief Executive Officer and Chairman of the Board
Douglas H. Kelsall	52	President, Chief Operating Officer and Director
Reid E. Simpson	49	Chief Financial Officer
Marguerite M. Elias	51	Senior Vice President, General Counsel and Secretary
Robert S. Haimes	44	Senior Vice President; Chief Operating Officer of Enrollment Division
Thomas L. Dearden	49	Chief Executive Officer of Enrollment Division
Matthew T. Schnittman	34	President of eLearning Division
Jack W. Blumenstein(3)	62	Director
Christopher E. Girgenti(1)(2)	42	Director
Jeri L. Korshak(1)(2)	51	Director
Robert H. Mundheim(1)(2)(3)	73	Director

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

Douglas H. Kelsall has served as the Company’s President and Chief Operating Officer since November 2003 and as a member of the Board of Directors since August 2002. Mr. Kelsall served as our Executive Vice President from November 2000 to November 2003, as Chief Financial Officer and Treasurer from September 1999 to May 2004 and as Secretary from November 2000 to July 2004. From July 1997 to August 1999, Mr. Kelsall served as Chief Financial Officer of TAVA Technologies, Inc.; from December 1995 to June 1997, he served as Chief Financial Officer of Evolving Systems, Inc.; and from June 1993 to December 1995, he served as President of Caribou Capital Corporation. Prior to that time, Mr. Kelsall served in various management and vice president positions at Colorado National Bank. Mr. Kelsall holds a Bachelor of Arts degree from the University of Colorado and a Master of Business Administration degree from the University of Denver. Mr. Kelsall presently serves on the boards of directors of Caribou Capital Corporation, the Colorado Institute of Technology and Smart Move LLC.

Reid E. Simpson was named Chief Financial Officer in May 2004. From September 1999 to April 2004, Mr. Simpson served as executive vice president and CFO of CCC Information Services (CCC), a publicly held company providing software and services to the automobile claims industry. Prior to CCC, Mr. Simpson held CFO positions at The Signature Group and Delphi Information Systems. Additionally, Mr. Simpson spent 16 years with the Dun & Bradstreet Corporation where he held a number of senior finance positions, including CFO for three of the corporation’s businesses: Dun & Bradstreet Plan Services, Nielsen Marketing Research and DonTech. Mr. Simpson holds a Bachelor of Science in Accounting degree from Michigan State University.

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

Thomas L. Dearden was named Chief Executive Officer of the Enrollment Division in March 2005. He previously served as the President and Chief Operating Officer of the Enrollment Division from October 31, 2003 until March 2005, as Executive Vice President and Chief Operating Officer of Datamark from June 2000 to October 2003 and as Vice President of Operations for the Datamark division of Focus Direct, Inc. from 1998 to June 2000. Mr. Dearden joined Datamark in 1989 as the original member of its creative staff. Before joining Datamark, Mr. Dearden was a founder of and senior partner in Bennett/Allen Associates, a Salt Lake City based advertising agency. Mr. Dearden serves as the Industry Co-Chair of the Utah Postal Customer Council. Mr. Dearden holds a Bachelor of Fine Arts degree from the University of Utah.

Matthew T. Schnittman has served as President of the eLearning Division since April  2005. He previously served as Executive Vice President/General Manager of the eLearning Division from November 2003 to April 2005, as Senior Vice President of Account Management from January 2003 to November 2003 and as Vice President of Professional Services from July 2001 to January 2003. Mr. Schnittman served as our Director of Strategic Planning and Analysis from July 1999 to June 2001. Before joining eCollege, Mr. Schnittman worked at PricewaterhouseCoopers from June 1998 to June 1999 in the Management Consulting Strategy group, where he provided strategic consulting services to Fortune 1000 companies. From January 1995 to June 1997, Mr. Schnittman was with CCD, LLP, a consulting boutique focused on consumer product strategy. Mr. Schnittman holds a Bachelor of Science degree in Business and Public Administration in Marketing from the University of Arizona, and a Master of Business Administration degree in Management and Strategy, Finance and Marketing from JL Kellogg Graduate School of Management.

Jack W. Blumenstein has served as a member of our Board of Directors since January 1998 and currently serves as chair of our Nominating Committee. Mr. Blumenstein has been the co-President of Blumenstein/Thorne Information Partners, L.L.C. since October 1996, and is a co-founder of this private equity investment firm. From October 1992 to September 1996, Mr. Blumenstein held various positions with The Chicago Corporation (now ABN AMRO, Inc.), serving most recently as Executive Vice President, Debt Capital Markets Group and a member of the board of directors. Mr. Blumenstein was President and CEO of Ardis, a joint venture of Motorola and IBM, and held various senior management positions in product development and sales and marketing for Rolm Corporation and IBM. Mr. Blumenstein also presently is chairman and CEO of AirCell, Inc., and serves on the board of directors of ShopperTrak, Inc. and Consolidated Communications, Inc.

Christopher E. Girgenti has served as a member of our Board of Directors since June 1997 and currently serves as chairman of our Audit Committee and as a member of our Compensation Committee. Mr. Girgenti has been Senior Managing Director of New World Equities, Inc. since November 1996 and Managing Director of New World Venture Advisors, LLC since January 1998. From April 1994 through October 1996, Mr. Girgenti served as Vice President and was co-head of the technology investment banking group of The Chicago Corporation (now ABN AMRO, Inc.). He held various corporate finance positions with Kemper Securities, Inc. and KPMG Peat Marwick (now KPMG LLP) . Mr. Girgenti is a Chartered Financial Analyst. Mr. Girgenti presently serves on the advisory board of Illinois Technology Enterprise Corporation—Evanston and also serves on the boards of directors of Tavve Software Company, Sportvision, Inc. and Univa Corporation.

Jeri L. Korshak has served as a member of our Board of Directors since February 1999, and is currently a member of our Audit  and Compensation Committees. Ms. Korshak has over twenty years of experience in marketing and business development. Since 2001, Ms. Korshak has been an independent consultant. Prior to that time, Ms. Korshak served as Senior Vice President of Marketing and Business Development for AuraServ Communications from June 2000 to March 2001 and Vice President of Strategy for MediaOne Group from June 1998 to June 2000. Ms. Korshak was Vice President and General Manager of US WEST Dex— Mountain Region from September 1995 to May 1998, and Vice President and General Manager of Interactive Television of US WEST Multimedia from November 1994 to September 1995. In these and other positions, Ms. Korshak has been involved in developing and introducing interactive services.

Robert H. Mundheim has served as a member of our Board of Directors since January 2001, and currently serves as chairman of our Compensation Committee and as a member of our Audit and Nominating Committees. Mr. Mundheim has been Of Counsel to Shearman & Sterling since March 1999. Mr. Mundheim formerly held the position of Senior Executive Vice President and General Counsel of Salomon Smith Barney Holdings Inc. Before that he was Executive Vice President and General Counsel of Salomon Inc., a firm which he joined in September 1992. Prior to joining Salomon Inc., Mr. Mundheim was co-Chairman of the New York law firm of Fried, Frank, Harris, Shriver & Jacobson. Until 1992, Mr. Mundheim was the University Professor of Law and Finance at the University of Pennsylvania Law School, where he had taught since 1965. He served as Dean of that institution from 1982 through 1989. Among his other professional activities, Mr. Mundheim has been General Counsel to the U.S. Treasury Department (1977-1980); Special Counsel to the Securities and Exchange Commission (1962-1963); and Vice Chairman, Governor-at-Large and a member of the Executive Committee of the National Association of Securities Dealers (1988-1991). He is a trustee of the American Academy in Berlin, a trustee of the New School University, a member of the Council of the American Law Institute, and a director of the Appleseed Foundation. Mr. Mundheim also serves on the supervisory board of Hypo Real Estate Holding AG and the board of directors of Arnhold & S. Bleichroeder, Inc.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that the Company’s officers and directors, and persons who own more than ten percent of a registered class of the Company’s equity securities,  file with the SEC and the Nasdaq National Market reports of ownership of Company securities and changes in reported ownership. Officers, directors and greater than ten percent shareholders are required by SEC rules to furnish the Company with copies of all Section 16(a) reports they file.

Based solely on a review of the reports furnished to the Company, or written representations from reporting persons that all reportable transactions were reported, the Company believes that during the fiscal year ended December 31, 2005, the Company’s officers, directors and greater than ten percent owners timely filed all reports they were required to file under Section 16(a); except for the two reports that were inadvertently filed late as described below. A Form 4 for Jack W. Blumenstein, a director, was filed on May 31, 2005 for a purchase of shares that occurred on May 24, 2005. A Form 4 for Mr. Blumenstein was filed on November 28, 2005 for a sale of shares that occurred on November 22, 2005.

Code of Ethics

We have adopted a Code of Ethics which is applicable to all of our employees and directors. We have posted the Code of Ethics, which is titled “Code of Business Conduct and Ethics” on our website at www.ecollege.com and any waivers of, or amendments to, the Code of Ethics will be approved by the Board of Directors and disclosed on our website. The Company encourages all employees and directors to properly report any violation of the Code of Ethics to the appropriate persons identified in the Code of Ethics.

ITEM 11.    EXECUTIVE COMPENSATION

The following table sets forth information with respect to compensation earned by the Company’s Chief Executive Officer and the next four most highly compensated executive officers who were serving as executive officers at the end of 2005 (collectively, the “Named Executive Officers”).

Summary Compensation Table

	Annual Compensation							Long Term Compensation Awards
Name and Principal Position(s)	Year	Salary		Bonus		Other Annual Compensation)		Restricted Stock Award(s)		Securities Underlying Options/SARs (#)		All Other Compensation ($)
Oakleigh Thorne	2005	$374,880		$127,420				$—		210,000	(3)	—
Chief Executive Officer	2004	$373,958		—		$25,417	(2)	—		210,000	(3)	—
	2003	$350,000		$295,560	(1)	$28,924	(2)	$402,289	(1)	—		—

Douglas H. Kelsall	2005	$310,265		$89,194		—		$—		150,000	(3)
President and Chief Operating Officer	2004	$285,416		$—		—		$—		150,000	(3)	—
	2003	$250,000		$174,671	(4)			$232,389	(4)	—		—

Reid E. Simpson	2005	$260,000		$57,024		—		$—		90,000	(3)
Chief Financial Officer	2004	$162,000	(5)	$15,600		—		$186,100	(5)	90,000	(3)	—
	2003	$—		$—		—		$—		—		—

Thomas L. Dearden	2005	$206,255		$104,623		—		$—		75,000	(7)	—
Chief Executive Officer,	2004	$178.980		$73,158		—		$—		45,000	(3)	—
Enrollment Division	2003	$27,500	(6)	$32,972	(6)	—		$1,084,500	(6)	—		—

Robert S. Haimes	2005	$213,542		$60,005		—		—		60,000	(3)	—
Senior Vice President, eCollege	2004	$203,350		$42,050		—		—		60,000	(3)	—
and Chief Operating Officer,	2003	$187,200		$82,219	(8)	—		$71,855	(8)	—		—
Enrollment Division

(1)          On August 13, 2003, Mr. Thorne was granted a Share Rights Award of 24,129 shares of the Company’s common stock under the 1999 Plan in consideration for his services to the Company. One third of the shares vested on July 1, 2004 and the balance will vest in eight successive equal quarterly installments beginning October 2004, provided Mr. Thorne continues in employment with the Company. The value of the Share Right Award as of December 31, 2005 was $435,045. Mr. Thorne received an additional bonus of $225,000, one half of which was paid in cash and the remaining half was paid in the form of 5,594 share rights, the value of which was $100,860 as of December 31, 2005. These share rights vested 100% on January 27, 2006.

(2)          In 2004, the Company paid $13,403 of Mr. Thorne’s personal travel expenses pursuant to his employment agreement. In addition, prior to 2005 the Company paid certain living expenses for Mr. Thorne, which totaled $12,014 in 2004 and $14,040 in 2003.

(3)          Stock appreciation rights were granted to the Named Executive Officers on September 13, 2004 and March 23, 2005 and are exercisable on September 13, 2009 and  March 23, 2010, respectively. At the exercise date, if the average fair market value per share of common stock (the “Performance Price”) for the three month period preceding the exercise date (the “Performance Period”) exceeds the base price for a stock appreciation right, then the recipient will be entitled to receive a distribution of shares of common stock with a value calculated by dividing the excess of the Performance Price over the base price per stock appreciation right by the Performance Price. The recipient may elect to receive 10% of his distribution on each of the third and fourth anniversaries of the grant date. Subject to vesting provisions, the distributions will accelerate upon the occurrence of a change in control.

(4)          On August 13, 2003 Mr. Kelsall was granted a Share Rights Award of 12,064 shares of the Company’s common stock under the 1999 Plan in consideration for his services to the Company. One third of the shares vested on July 1, 2004 and the balance will vest in eight successive equal quarterly installments beginning October 2004, provided Mr. Kelsall continues in employment with the Company. The value of the Share Right Award as of December 31, 2005 was $217,514. Mr. Kelsall received an additional bonus of $175,000, one half of which was paid in cash and the remaining half was paid in the form of 4,351 share rights, the value of which was $78,449 as of December 31, 2005. These share rights vested 100% on January 27, 2006.

(5)          Mr. Simpson joined the Company on May 3, 2004, and the salary and bonus shown for 2004 represent partial year compensation. On May 3, 2004 Mr. Simpson was granted a Share Rights Award of 10,000 shares of the Company’s common stock under the 1999 Plan in consideration for his services to the Company. One third of the shares vested May 3, 2005 and the balance will vest in eight successive equal quarterly installments beginning August 2005, provided Mr. Simpson continues in employment with the Company. The value of the Share Rights Award as of December 31, 2005 was $180,300.

(6)          Mr. Dearden joined the Company on October 31, 2003, the date on which the Company acquired Datamark, Inc., and the salary and bonus shown for 2003 represent the portion of his 2003 compensation earned after such date. Pursuant to his employment agreement with the Company, on October 31, 2003 Mr. Dearden was granted a Share Rights Award of 50,000 shares of the Company’s common stock under the 1999 Plan. The shares vest in 24 successive equal monthly installments beginning October 31, 2005, provided Mr. Dearden continues in employment with the Company. The value of the Share Right Award as of December 31, 2005 was $901,500.

(7)          In addition to receiving Stock Appreciation Right Awards on September 13, 2004 and March 23, 2005 as described in footnote (3), on May 2, 2005 Mr. Dearden was granted an additional award of 30,000 stock appreciation rights which are exercisable May 2, 2010. At such time, if the average fair market value per share of common stock (the “Performance Price”) for the three month period preceding the exercise date (the “Performance Period”) exceeds the base price for a stock appreciation right, then the recipient will be entitled to receive a distribution of shares of common stock with a value calculated by dividing the excess of the Performance Price over the base price per stock appreciation right by the Performance Price. The recipient may elect to receive 10% of his or her distribution on each of the third and fourth anniversaries of the grant date. Subject to vesting provisions, the distributions will accelerate upon the occurrence of a change in control.

(8)          On August 13, 2003 Mr. Haimes was granted a Share Rights Award of 3,485 shares of the Company’s common stock under the 1999 Plan in consideration for his services to the Company. One third of the shares vest on July 1, 2004 and the balance will vest in 8 successive equal quarterly installments beginning October 2004, provided Mr. Haimes continues in employment with the Company. The value of the Share Right Award as of December 31, 2005 was $62,835. Mr. Haimes received an additional bonus of $60,000, one half of which was paid in cash and the remaining half was paid in the form of 1,491 share rights, the value of which was $26,883 as of December 31, 2005. These share rights vested 100% on January 27, 2006.

Stock Appreciation Right Grants in Last Fiscal Year

The following table provides information on the stock appreciation rights granted to the Named Executive Officers during the fiscal year ended December 31, 2005. All rights were granted under the Company’s 1999 Stock Incentive Plan. Absent promotions or other special circumstances, the Company does not intend to grant additional equity to these individuals for the next four years. No option grants were made to the Named Executive Officers during the 2005 fiscal year.

	Individual Grants					Potential Realizable Value
	Number of Securities Underlying SAR	% of Total SARs Granted to Employees in	Exercise or Base Price		Expiration	at Assumed Annual Rates of Stock Price Appreciation for SAR Term(3)
Name	Granted($)	Fiscal Year	($/Sh)		Date	5% ($)	10% ($)
Oakleigh Thorne	210,000	18.0		(1)	3/23/2010	376,159	1,233,908
Douglas H. Kelsall	150,000	12.8		(1)	3/23/2010	268,685	881,363
Reid E. Simpson	90,000	7.7		(1)	3/23/2010	161,211	528,818
Thomas L. Dearden	45,000	3.9		(1)	3/23/2010	80,606	264,409
	30,000	2.6		(2)	5/2/2010	51,583	169,226
Robert S. Haimes	60,000	5.1		(1)	3/23/2010	107,474	352,545

(1)          These stock appreciation rights were granted on March 23, 2005 and are exercisable on March 23, 2010. At such time, the recipient will be entitled to receive a distribution of shares of common stock with a value calculated by dividing (x) the excess of (A) the Performance Price over (B) the base price per stock appreciation right by (y) the Performance Price. Each stock appreciation right is divided into five (5) equal levels with an assigned base price to each level as follows:  Level 1 - $12.672, Level 2 - $13.939, Level 3 - $15.333, Level 4 - $16.866 and Level 5 - $18.553. The recipient may elect to receive 10% of his or her distribution on each of March 23, 2008 and March 23, 2009. Subject to vesting provisions, the distribution will accelerate upon the occurrence of a change in control.

(2)          This stock appreciation right was granted on May 2, 2005 and is exercisable on May 2, 2010. At such time, the recipient will be entitled to receive a distribution of shares of common stock with a value calculated by dividing (x) the excess of (A) the Performance Price over (B) the base price per stock appreciation right by (y) the Performance Price. Each stock appreciation right is divided into five (5) equal levels with an assigned base price to each level as follows:  Level 1 - $12.166, Level 2 - $13.383, Level 3 - $14.721, Level 4 - $16.193 and Level 5 - $17.812. The recipient may elect to receive 10% of his or her distribution on each of May 2, 2008 and May 2, 2009. Subject to vesting provisions, the distribution will accelerate upon the occurrence of a change in control.

(3)          There can be no assurance provided to any executive officer or other holder of the Company’s securities that the actual stock price appreciation over the stock appreciation rights term will be at the 5% and 10% levels or at any other level. Unless the market price of the Company’s common stock appreciates so that the Performance Price is higher than the base price, no value will be realized from these grants.

Aggregated Year-End Option and SAR Exercises and Values

The following table provides information as to options and stock appreciation rights exercised and the value of outstanding options and stock appreciation rights held by the Named Executive Officers at December 31, 2005.

Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values

	Shares Acquired	Value	Number of Securities Underlying Unexercised Options/SARs at December 31, 2005			Value of Unexercised In-the- Money Options/SARs at December 31, 2005(1)
Name	on Exercise	Realized	Exercisable		Unexercisable	Exercisable	Unexercisable
Oakleigh Thorne	972,335	$6,921,866	27,665/0	(2)	0	$391,598	$0
	—	—	10,695/0		0/420,000	$151,655,	$1,851,780
Douglas H. Kelsall	—	—	286,944/0		0/300,000	$3,096,258	$1,322,700
Reid E. Simpson	—	—	0		0/180,000	$0	$793,620
Thomas L. Dearden	—	—	0		0/120,000	$0	$492,060
Robert S. Haimes	—	—	128,500/0		0/120,000	$1,390,005	$529,080

(1)                                  Whether an option or SAR is “in-the-money” is determined by subtracting the exercise price of the option (or base price of the SAR) from the closing price for the common stock as reported by the Nasdaq on December 31, 2005 ($18.03). If the amount is greater than zero, the option or SAR is “in-the-money.”

(2)                                  Represents fully vested options granted to Blumenstein/Thorne Information Partners I, L.P. (“BTIP”), an investment fund affiliated with Mr. Thorne, in lieu of salary, benefits and other compensation to Mr. Thorne in 2000 and 2001. The Compensation Committee awarded this stock option grant to BTIP to provide the limited partners of BTIP with a significant equity incentive to contribute Mr. Thorne’s services to the financial success of the Company and to align his interests with those of the Company’s stockholders. Of these options for 1,000,000 shares, options for 200,000 shares have an exercise price of $3.875, the fair market value of the Company’s common stock on date of grant; options for the remaining 800,000 shares have an exercise price of $3.875 based on the Company having met certain stock price performance criteria. Options for 955,760 of such shares were exercised on February 1, 2005 and options for 16,575 of such shares were exercised on March 23, 2005.

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

Each non-employee director may elect to defer all or a portion of the annual cash retainers payable to him or her in a particular year and in such case the director will receive a grant of deferred stock units that are issued pursuant to the Stock Issuance Program established under the 1999 Stock Incentive Plan. The number of deferred stock units credited to a non-employee director’s stock account will equal the amount of compensation he or she has deferred divided by the fair market value of a share of common stock on the day the compensation would otherwise have been paid to the non-employee director.

In addition to the cash retainers, the Directors Compensation Plan provides that each individual who becomes a non-employee director on or after January 1, 2005 will receive a grant of 4,000 deferred stock units (an “Initial Grant”) on the first business day coinciding with or immediately following the date his or her service on the Board of Directors commences. The Company’s current non-employee directors will not receive such grants. The Directors Compensation Plan also provides that on the first business day in January of each year, each non-employee director will receive a grant (an “Annual Grant”) of 2,000 deferred stock units. With respect to the Company’s current non-employee directors, Mr. Mundheim received his first Annual Grant in January 2006 and Messrs. Blumenstein and Girgenti and Ms. Korshak will begin to receive Annual Grants in 2007. Individuals who become outside directors after January 1, 2005 will receive Annual Grants beginning in the year after the year in which service as a member of the Board of

Directors commenced. Initial Grants vest in monthly increments over a three-year period, subject to acceleration upon a change in control of the Company, and Annual Grants vest immediately upon grant.

Employment Agreements

The Company has entered into employment agreements with the Named Executive Officers. On August 10, 2004, the Company entered into agreements with Messrs. Thorne, Kelsall and Simpson. Mr. Thorne’s agreement provides for an annual salary (currently $375,000) and bonus potential of 90% of base salary, or $337,500. Mr. Kelsall’s agreement provides for an annual salary (currently  $315,000)  and bonus potential of 75% of base salary, or $236,250. Mr. Simpson’s agreement provides for an annual salary (currently $260,000) and bonus potential of 60% of base salary, or $156,000. Each agreement also provides that the employee is entitled to receive a specified percentage of the equity pool established under a new long-term equity plan as approved by the Compensation Committee. The Compensation Committee subsequently approved a long-term stock incentive plan pursuant to which each of the Named Executive Officers received stock appreciation rights as described in footnote (3) to the Summary Compensation Table shown above. The agreements also provide that future long-term equity compensation will be determined by the Compensation Committee. In the event of termination by the Company without cause or by Messrs. Thorne, Kelsall or Simpson for good reason, the employee  will receive severance payments equal to one year’s salary, plus pro rata target bonus through the date of termination (assuming satisfaction of pro-rated performance objectives), plus one year’s target bonus. In addition to severance, the employee will vest immediately in any equity incentives outstanding on the contract date that would otherwise vest within one year of the termination date. In the event of a termination without cause or for good reason within two years following a change in control, Messrs. Thorne and Kelsall will receive the severance described above plus an additional year of salary and Mr. Simpson will receive the severance described above plus an additional six months of salary . The agreements provide that upon a change in control, all equity incentives held by Messrs. Thorne, Kelsall and Simpson (other than stock appreciation rights) will vest, and all restrictions on their stock will lapse.

Upon the closing of the Datamark acquisition, the Company entered into an employment agreement with Mr. Dearden dated September 15, 2003. The agreement provides for an annual base salary (currently $215,000) and a target bonus of 80% of base salary, or $172,000. The agreement also provides that Mr. Dearden will receive 50,000 share rights, which were issued to him on October 31, 2003. Upon termination without cause or for good reason, Mr. Dearden will receive severance equal to six months’ salary plus his pro rata bonus through the termination date and vesting of his share rights (but not his stock appreciation rights) will accelerate.

On September 6, 2002, the Company entered into an employment agreement with Mr. Haimes. The agreement provides for an annual salary (currently $215,000) and bonus potential of 60% of base salary, or $129,000. The agreement also provides that Mr. Haimes may receive equity compensation from time to time as determined by the Compensation Committee or the Chief Executive Officer. In the event of a termination without cause, Mr. Haimes will receive six months’ salary as severance.

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

•                  Confidentiality provisions;

•                  Assignment of ideas and inventions; and

•                  Nondisparagement provisions.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information known to the Company with respect to the beneficial ownership of its common stock as of March 13, 2006 (unless otherwise stated in the footnotes) by (i) each of the Named Executive Officers, (ii) each director, (iii) each stockholder that the Company knows is the beneficial owner of more than 5% of the common stock, and (iv) all executive officers and directors as a group. Unless otherwise indicated, each of the security holders has sole voting and investment power with respect to the shares beneficially owned, subject to community property laws, where applicable. We received the information with respect to beneficial ownership from the respective stockholders and from reports filed with the SEC by certain stockholders.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Common Stock
Oakleigh Thorne	3,937,484	(1)	17.8%
Douglas H. Kelsall	385,104	(2)	1.7%
Reid E. Simpson	10,898	(3)	*
Thomas L. Dearden	40,638	(4)	*
Robert S. Haimes	130,893	(5)	*
Jack W. Blumenstein	2,657,043	(6)	12.0%
Christopher E. Girgenti	39,406	(7)	*
Jeri L. Korshak	62,389	(8)	*
Robert H. Mundheim	96,838	(9)	*
Blumenstein/Thorne Information Partners I, L.P.	2,622,975	(10)	11.9%
Tiger Technology Management LLC	2,025,000	(11)	9.2%
Federated Investors, Inc.	1,863,115	(12)	8.5%
William Blair Capital Management LLC	1,500,945	(13)	6.8%
Gilder, Gagnon, Howe & Co.	1,423,355	(14)	6.5%
Oakleigh B. Thorne	722,222	(15)	3.3%
All executive officers and directors as a group (11 persons)	4,816,832	(16)	21.2%

*              Less than one percent.

(1)           Includes options to purchase 10,695 shares of the Company’s common stock, 2,011 shares of the Company’s common stock issuable pursuant to a Share Rights Award, and an option grant to BTIP to purchase up to 27,665 shares of the Company’s common stock at an exercise price of $3.875 per share, all of which are exercisable or issuable within 60 days of March 13, 2006. Also includes 2,595,310 shares beneficially owned by BTIP, 75,955 shares owned by the Oakleigh Thorne Irrevocable GST Trust, 247,100 shares owned by the Oakleigh L. Thorne Trust U/A dated December 15, 1976, and 68,500 shares owned by the Oakleigh Thorne GST Trust III. Mr. Thorne is a co-President of Blumenstein/Thorne Information Partners L.L.C, the general partner of BTIP. Mr. Thorne disclaims beneficial ownership of the shares owned by BTIP, except to the extent of his pecuniary interest, if any. The address for Mr. Thorne is One N. LaSalle Street, Suite 1800, Chicago, IL 60602.

(2)           Includes options to purchase 286,944 shares of the Company’s common stock and 1,006 shares of the Company’s common stock issuable pursuant to a Share Rights Award, all of which are exercisable or issuable within 60 days of March 13, 2006  . Also includes 4,500 shares held by Mr. Kelsall’s spouse and 1,500 shares held by Mr. Kelsall’s children. The address for Mr. Kelsall is 4900 South Monaco Street, Denver, Colorado 80237.

(3)           Includes 833 shares of the Company’s common stock issuable pursuant to a Share Rights Award within 60 days of March 13, 2006. The address for Mr. Simpson is One North LaSalle Street, Suite 1800, Chicago, Illinois 60602.

(4)           Includes 4,167 shares of the Company’s common stock issuable pursuant to a Share Rights Award within 60 days of March 13, 2006. The address for Mr. Dearden is 2305 Presidents Drive, Salt Lake City, Utah 84120.

(5)           Includes options to purchase 128,500 shares of the Company’s common stock and 291 shares of the Company’s common stock issuable pursuant to a Share Rights Award, all of which are exercisable or issuable within 60 days of March 13, 2006. The address for Mr. Haimes is 4900 South Monaco Street, Denver, Colorado 80237.

(6)           Consists of options to purchase 30,568 shares of the Company’s common stock and a fully vested option granted to BTIP to purchase up to 27,665 shares of the Company’s common stock at an exercise price of $3.875 per share, all of which are exercisable or issuable within 60 days of March 13, 2006. Also consists of 2,595,310 shares beneficially owned by BTIP and 3,500 shares owned by the Jack Wray Blumenstein Contributory IRA. Mr. Blumenstein is a co-President of Blumenstein/Thorne Information Partners L.L.C., the general partner of BTIP. Mr. Blumenstein disclaims beneficial ownership of the shares owned by BTIP, except to the extent of his pecuniary interest, if any. The address for Mr. Blumenstein is P.O. Box 871, Lake Forest, Illinois 60045.

(7)           Consists of options to purchase 39,406 shares of the Company’s common stock exercisable within 60 days of March 13, 2006. The address for Mr. Girgenti is 1603 Orrington Avenue, Suite 1600, Evanston, Illinois 60201.

(8)           Includes options to purchase 61,389 shares of the Company’s common stock exercisable within 60 days of March 13, 2006. The address for Ms. Korshak is c/o eCollege, 4900 South Monaco Street, Denver, Colorado 80237.

(9)           Includes options to purchase 43,838 shares of the Company’s common stock exercisable within 60 days of March 13, 2006. The address for Mr. Mundheim is 599 Lexington Avenue, Room 1640, New York, New York 10022.

(10)         Includes a fully vested option to purchase up to 27,665 shares of the Company’s common stock at an exercise price of $3.875 per share. The address for Blumenstein/Thorne Information Partners I, L.P. is P.O. Box 871, Lake Forest, Illinois 60045.

(11)         The address for Tiger Technology Management LLC is 101 Park Avenue, 48th floor, New York, New York 10178-4700.

(12)         The address for Federated Investors, Inc. is 1001 Liberty Avenue, Pittsburgh, Pennsylvania 15222.

(13)         The address for William Blair Capital Management LLC is 222 West Adams Street, 13th floor, Chicago, Illinois, 60606.

(14)         The address for Gilder, Gagnon, Howe & Company is 1775 Broadway, 26th floor, New York, New York 10019.

(15)         Excludes shares beneficially owned by BTIP. Mr. Oakleigh B. Thorne is the beneficiary of a trust that is a limited partner in BTIP. Mr. Oakleigh B. Thorne is the father of Oakleigh Thorne, the Company’s Chief Executive Officer.

(16)         Includes 694,005 shares issuable upon the exercise of options and 8,980 shares of the Company’s common stock issuable pursuant to Share Rights Awards, all of which are exercisable or issuable within 60 days of March 13, 2006.

Equity Compensation Plans

The following table summarizes the status of the Company’s equity compensation plans as of December 31, 2005:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants, and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity Compensation Plans approved by security holders:	3,178,317		$10.22,	2,211,975

Equity Compensation Plans not approved by security holders:	33,471	(1)	$3.41	—

Total	3,211,788			2,211,975

(1)  Includes:   (i)  options to purchase 27,665 shares of the Company’s common stock at an exercise price of $3.875 per share granted to BTIP  (see footnote 2) under the heading “Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values” in Item 11 of this Annual Report on Form 10-K); and (ii) options to purchase up to 5,806 shares of the Company’s common stock granted to Jeri L. Korshak, for services rendered as a director of the Company from January 1, 2000 through December 31, 2000.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

 We have entered into indemnification agreements with our non-employee directors, Messrs. Blumenstein, Girgenti and Mundheim and Ms. Korshak.

.ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

In June 2005, KPMG LLP (“KPMG”) informed the Company that KPMG declined to stand for re-election as the Company’s independent registered public accounting firm, effective upon the filing by the Company of its Quarterly Report on Form 10-Q for the quarter ended June 30, 2005. In August 2005, the Audit Committee of the Company’s Board of Directors appointed Grant Thornton LLP (“Grant Thornton”) as the Company’s independent registered public accounting firm

The following table shows the fees billed for 2005 and 2004 for audit and other services provided to the Company by KPMG (in thousands)

	2005	2004
Audit Fees	$999	$530
Audit-Related Fees	$	$—
Tax Fees	$	$—
All Other Fees	$	$—
Total	$999	$530

The following table shows the fees billed for 2005 for audit and other services provided to the Company by Grant Thornton (in thousands):

2005
Audit Fees	$275
Audit-Related Fees	$
Tax Fees	$
All Other Fees	$
Total	$275

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

The Company’s management submits requests to the Audit Committee for pre-approval of any such allowable services by the Company’s independent accountants. The Committee may delegate to the Committee Chairperson the authority to preapprove, on behalf of the Committee, the provision of permitted non-audit services, up to $2,500 per engagement, from the independent accountants as are permitted under the applicable rules and regulations; provided, however, that a report of all non-audit services pre-approved pursuant to this paragraph shall be presented to the Committee at its next scheduled meeting. In 2005, all of the audit and permitted non-audit services rendered by the Company’s independent accountants were approved by the Audit Committee.

PART IV.

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)		The following documents are filed as part of this report:

	1)	Financial Statements. (See Item 8 of this Annual Report on Form 10-K.)

	2)	Financial Statement Schedules.
None

	3)	Exhibits required by Securities and Exchange Commission Regulation S-K, Item 601.

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
Date: March 16, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:		/s/ OAKLEIGH THORNE
Name: Oakleigh Thorne
	Title:	Chief Executive Officer and Chairman
(principal exceutive officer)
Date: March 16, 2006

By:		/s/ REID SIMPSON
Name: Reid Simpson
	Title:	Chief Financial Officer
(principal financial officer)
Date: March 16, 2006

By:		/s/ DAVID REIS
David Reis
	Title:	Director of Corporate Accounting
(principal accounting officer)
Date: March 16, 2006

By:		/s/ JACK W. BLUMENSTEIN
Name: Jack W. Blumenstein
	Title:	Director
Date: March 16, 2006

By:		/s/ CHRISTOPHER E. GIRGENTI
Name: Christopher E. Girgenti
Title: Director
Date: March 16, 2006

By:		/s/ DOUGLAS H. KELSALL
Name: Douglas H. Kelsall
	Title:	Director
Date: March 16, 2006

By:		/s/ JERI L. KORSHAK
Name: Jeri L. Korshak
	Title:	Director
Date: March 16, 2006

By:		/s/ ROBERT H. MUNDHEIM
Name: Robert H. Mundheim
Title: Director
Date: March 16, 2006

EXHIBIT INDEX

Exhibit Number	Description
2.1(9)	Stock Purchase Agreement dated as of September 15, 2003, among Leeds Equity Partners III, I.P., Other Selling Parties Party Thereto, Datamark Inc. and the Registrant
3.1(1)	Second Amended and Restated Certificate of Incorporation.
3.2(1)	Amended and Restated Bylaws.
4.1(1)	Specimen Common Stock Certificate.
4.2(1)	Amended and Restated Registration Agreement made as of December 21, 1998 by and among the Registrant, each of the Series A Investors, each of the Series B Investors and each of the Series C Purchasers
4.3(2)	Registration Agreement between Company and Blumenstein/Thorne Information Partners I, L.P.*
4.4(2)	Stock Option Agreement between Company and Blumenstein/Thorne Information Partners I, L.P.*
4.5(8)	Form of Stock Purchase Agreement dated as of August 13, 2003, among eCollege.com and the purchasers identified on the Schedule of Purchasers on Schedule A thereto.
4.6(10)	Stock Purchase Agreement dated as of October 31, 2003, among the Company and the Investors listed on Schedule I attached thereto.
4.7(10)	Registration Rights Agreement dated as of October 31, 2003, among the Company and the stockholders listed on Exhibit A thereto.
4.8(10)	Registration Rights Agreement dated as of October 31, 2003, between the Company and Capital Resource Partners IV, L.P.
4.9(10)	Form of Promissory Note dated October 31, 2003 issued by the Company to the parties identified on Schedule A thereto in the aggregate principle amount of $7,000,000.
4.10(10)	Form of Promissory Note dated October 31, 2003 issued by the Company to the parties identified on Schedule A thereto in the aggregate principle amount of $5,000,000.
4.11(10)	Common Stock Purchase Warrant of the Company dated October 31, 2003 issued to Capital Resource Partners IV, L.P.
4.12(10)	Senior Subordinated Note dated October 31, 2003 issued by the Company to Capital Resource Partners IV, L.P.
4.13(11)	Waiver of Registration Rights under Registration Agreement between Company and Blumenstein/Thorne Information Partners I. L.P. dated August 15, 2003
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

10.1(1)	Form of Indemnification Agreement by and between the Company and its outside directors.
10.2(1)	1999 Employee Stock Purchase Plan.*
10.3(1)	1999 Stock Incentive Plan.*
10.4(4)	Lease Agreement dated March 29, 2002 between Bedford Property Investors, Inc. and the Company.
10.6(5)	Employment Agreement dated as of September 5, 2002 between Robert S. Haimes and the Company.*
10.7(5)	Employment Agreement dated as of July 31, 2002 between Matthew Schnittman and the Company.*
10.8(5)	First Amendment to Lease Agreement dated September 30, 2002 between Bedford Property Investors, Inc. and the Company.
10.9(10)	Senior Subordinated Secured Note and Warrant Purchase Agreement dated as of October 31, 2003 among the Registrant, eCollege International, Inc. and Capital Resource Partners IV, L.P.
10.10(10)	Loan and Security Agreement dated as of October 30, 2003 among Silicon Valley Bank, the Company and Datamark Inc.
10.12(10)	Employment Agreement dated as of September 15, 2003 between Datamark Inc. and Thomas Dearden.*
10.13(11)	Lease Agreement dated April 9, 1998 between Boyd Enterprises Utah, LLC and Datamark Systems.
10.14(11)	First Amendment to Lease Agreement dated as of April 12, 2001 between Boyd Enterprises Utah, LLC and Datamark Systems, Inc.
10.15(11)	Second Amendment to Lease Agreement dated as of January 15, 2004 between Boyd Enterprises Utah, LLC and Datamark, Inc.

10.16(12)	Employment Agreement dated August 9, 2004 between Oakleigh Thorne and the Company.*
10.17(12)	Employment Agreement dated August 9, 2004 between Douglas H. Kelsall and the Company.*
10.18(12)	Employment Agreement dated August 9, 2004 between Reid E. Simpson and the Company.*
10.19(12)	Employment Agreement dated August 9, 2004 between Marguerite M. Elias and the Company.*
10.20(13)	Lease Agreement dated December 14, 2004 between One North LaSalle Properties LLC and eCollege.com.
10.21(13)	Amendment No. 1 to Senior Subordinated Secured Note and Warrant Purchase Agreement dated May 30, 2004 among the Registrant, eCollege International, Inc. and Capital Resource Partners IV, LP.
10.22(13)	Amendment No. 2 to Senior Subordinated Secured Note and Warrant Purchase Agreement dated December 28, 2004 among the Registrant, eCollege International, Inc. and Capital Resource Partners IV, LP.
10.23(13)	Loan Modification Agreement dated April 1, 2004 between Silicon Valley Bank, eCollege.com and Datamark, Inc.
10.24(13)	Loan Modification Agreement dated December 28, 2004 between Silicon Valley Bank, eCollege.com and Datamark, Inc.
10.25(13)	First Amendment to the Employee Stock Purchase Plan dated October 15, 2004.*
10.27(14)	Third Amendment to the Lease Agreement dated January 27, 2005 between Boyd Enterprises Utah, LLC and Datamark, Inc.
10.28(14)	First Amendment to the 1999 Stock Incentive Plan dated March 22, 2005.*
10.29	Lease Modification Agreement dated February 26, 2005 between Peyton Building LLC and Datamark, Inc.
10.30	Second Amendment to the 1999 Employee Stock Purchase Plan dated March 22, 2005.
10.31	Fourth Amendment to the Loan and Security Agreement dated October 30, 2005 between Silicon Valley Bank, eCollege.com and Datamark, Inc.
21.1	Subsidiaries of Registrant.
23.1	Consent of Grant Thornton LLP
23.2	Consent of KPMG LLP.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

*              Indicates management contract or compensatory plan or arrangement.

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

(9)           Incorporated by reference from the Company’s 8-K filed with the Securities and Exchange Commission on November 3, 2003.

(10)         Incorporated by reference from the Company’s 8-K/A filed with the Securities and Exchange Commission on December 2, 2003.

(11)         Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2004.

(12)         Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 16, 2004.

(13)         Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2005.

(14)         Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2005.