Form 10-Q
period 2006-03-31
ECOLLEGE COM
filed 2006-05-10
CIK 1085653

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☒

As of May 8, 2006, 22,180,984 shares of our common stock were outstanding.

FORM 10-Q

For the Three Months Ended March 31, 2006

PART I

FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

eCollege.com and subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	March 31, 2006	December 31, 2005

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$26,714	$23,037
Accounts receivable, net of allowances of $237 and $272, respectively	15,985	13,911
Accrued revenue receivable	1,774	1,191
Deferred income taxes	3,659	2,146
Other current assets	2,632	1,419
Total current assets	50,764	41,704

Property and equipment, net	7,220	6,101
Software development costs, net	3,020	2,859
Other assets	1,052	1,114
Deferred income taxes	16,687	18,806
Intangible assets, net	8,331	8,745
Goodwill	54,745	54,745
TOTAL ASSETS	$141,819	$134,074

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$7,876	$8,157
Other accrued liabilities	8,193	6,733
Customer advances	1,551	1,273
Deferred revenue, current portion	6,047	2,493
Current income taxes	—	33
Current portion of capital lease obligations	455	320
Total current liabilities	24,122	19,009

LONG-TERM LIABILITIES:
Deferred revenue, net of current portion	38	26
Other liabilities	259	322
Long-term debt	20,286	20,023
Capital lease obligations	552	250
Total long-term liabilities	21,135	20,621
Total liabilities	45,257	39,630

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, no par value, 5,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 50,000 shares authorized, 22,075 and 22,002 shares issued, respectively, and 22,060 and 21,987 shares outstanding, respectively	221	220
Additional paid-in capital	144,659	139,943
Treasury stock at cost, 15 shares	(148)	(148)
Warrants	3,304	3,304
Other stockholders’ equity	—	3,678
Deferred compensation	—	(2)
Accumulated deficit	(51,474)	(52,551)

Total stockholders’ equity	96,562	94,444
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$141,819	$134,074

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these consolidated balance sheets.

eCollege.com and subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	For the Three Months Ended
	March 31, 2006	March 31, 2005

REVENUE:
Student fees	$10,843	$8,811
Campus and course fees	252	287
Other eLearning	933	907
Direct mail	8,973	8,532
Interactive marketing	4,679	3,131
Media placement services	780	858
Other enrollment marketing	963	1,273
Total revenue	27,423	23,799

COST OF REVENUE:
eLearning and corporate cost of revenue	3,224	2,757
Enrollment marketing cost of revenue	11,125	9,099
Total cost of revenue	14,349	11,856
Gross profit	13,074	11,943

OPERATING EXPENSES:
Product development	2,185	1,766
Selling and marketing	2,667	2,499
General and administrative	5,209	5,308
Amortization of intangible assets	414	373
Total operating expenses	10,475	9,946
INCOME FROM OPERATIONS	2,599	1,997

OTHER INCOME (EXPENSE):
Interest income and other income	168	9
Interest expense	(964)	(981)
INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	1,803	1,025
Income taxes	754	425
NET INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	$1,049	$600
Cumulative Effect of Accounting Change, Net of Tax	28	—
NET INCOME	$1,077	$600

EARNINGS PER SHARE:
Basic Net Income Before Cumulative Effect of Accounting Change	0.05	—
Cumulative Effect of Accounting Change	0.00	—
BASIC EARNINGS PER SHARE	$0.05	$0.03

Diluted Net Income Before Cumulative Effect of Accounting Change	0.05	—
Cumulative Effect of Accounting Change	0.00	—
DILUTED EARNINGS PER SHARE	$0.05	$0.03

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	22,040	21,344
DILUTED	23,010	22,214

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

eCollege.com and subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Three Months Ended
	March 31, 2006	March 31, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,077	$600
Adjustments to reconcile net income to net cash provided by operating activities—
Provision for doubtful accounts	(12)	118
Depreciation	781	672
Amortization of capitalized internal-use software development costs	147	142
Amortization of intangible assets	414	373
Amortization of debt issuance costs and discounts on debt	258	238
Stock-based compensation	1,004	864
Cumulative effect of accounting change	(28)
Deferred income taxes	588	423
Losses on disposition of equipment, net	1	—
Changes in-
Accounts receivable and accrued revenue receivable	(2,644)	(1,016)
Other current assets	(1,214)	(768)
Other assets	72	—
Accounts payable and accrued liabilities	1,180	1,877
Deferred revenue and customer advances	3,842	1,817
Other liabilities	(96)	(10)
Net cash provided by operating activities	5,370	5,330
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,376)	(982)
Capitalized software costs	(308)	(541)
Net cash used in investing activities	(1,684)	(1,523)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issued shares, net of tax payments	(54)	3,860
Payments on leasing arrangements	(92)	(33)
Tax benefit from the issuance of stock-based awards	137	—
Payments on term loan	—	(1,917)
Net cash (used in) provided by financing activities	(9)	1,910
NET INCREASE IN CASH AND CASH EQUIVALENTS	3,677	5,717
CASH AND CASH EQUIVALENTS, beginning of period	23,037	8,223
CASH AND CASH EQUIVALENTS, end of period	$26,714	$13,940

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

eCollege.com and subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Organization and Nature of Business

Company History

eCollege.com is a Delaware corporation. eCollege International, Inc. is a wholly owned subsidiary of eCollege.com and was incorporated in the state of Colorado on January 9, 2002. On October 31, 2003, eCollege.com acquired all of the capital stock of Datamark, Inc., a Delaware corporation (“Datamark”), at which time Datamark became a wholly owned subsidiary of eCollege.com. eCollege.com and its wholly owned subsidiaries are collectively referred to herein as “eCollege” or “the Company.” Datamark is referred to herein as “Datamark” or the “Enrollment division.”

Business Activity

eCollege is an outsource provider of value-added information services to the post-secondary education industry.  eCollege’s eLearning division provides outsourced technology, products and services that enable colleges, universities and high schools (“K-12 schools”) to offer online, distance and hybrid educational programs as well as on-campus courses. As an on-demand software vendor, the Company provides its customers access to its software products, which include online courses and campuses as well as content management, program management reporting and evaluation solutions. eCollege also provides services that complement its software, including design, development and management of online campuses and courses as well as ongoing administration, faculty and student support.  eCollege’s suite of products and services provides customers with the flexibility to either outsource the development of their online campus and courses or to select individual products and services to meet their unique needs.

Datamark provides integrated enrollment marketing services, primarily to the proprietary post-secondary school industry. Datamark’s products and services focus on recruiting (lead generation), enrollment (lead conversion) and student retention. Lead generation products consist primarily of direct mail, interactive marketing and media placement solutions that are designed to attract the interest of the most likely candidates for enrollment. Enrollment products and services include lead conversion systems and training to enhance the performance of our customers’ admissions employees, as well as post-lead communication campaigns to increase the number of leads that actually convert into enrollments. Retention marketing products and services include a suite of tools for identifying “at risk” students, communication plans to help those students stay in school and response plans to keep track of students as they progress through their programs.

(2) Summary of Significant Accounting Policies

Reclassifications

Certain prior period amounts have been reclassified to conform to current year presentation.

Consolidation and Operating Segments

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such regulations.  It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.  The unaudited condensed consolidated financial statements reflect all adjustments and disclosures that are, in the opinion of management, necessary for a fair presentation. All such adjustments are of a normal recurring nature. The results of operations for the interim period ended March 31, 2006 are not necessarily indicative of the results for the full fiscal year.

The Company has determined that it has two reportable operating segments: its eLearning and Enrollment divisions. The Company has eliminated intercompany transactions and balances in consolidation. Substantially all of the

Company’s operating results and identifiable assets are in the United States.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions. These estimates and assumptions may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Some of the most significant areas for which management uses significant estimates and assumptions are revenue recognition, estimating the fair value and forfeitures of stock-based awards, valuing goodwill and identified intangible assets, establishing estimated useful lives for identified intangible assets with finite lives, evaluating the valuation reserve for deferred tax assets, establishing reserves for uncollectible accounts receivable and accounting for the issuance of debt obligations.

Revenue Recognition

The majority of the Company’s revenue for the three months ended March 31, 2006 was generated from enrollment fees for students enrolled in online courses, direct mail advertising campaigns and interactive marketing services. The Company also generated revenue from media placement services. Other eLearning revenue includes service fees for academic, technical and other professional consulting services. Other enrollment marketing revenue consists of fees from admissions training, retention, admissions shopper and research services and bundled lead generation and admissions services.

The Company recognizes revenue in accordance with Staff Accounting Bulletin (“SAB”) 101, “Revenue Recognition in Financial Statements,” as modified by SAB 104, “Revenue Recognition,” which provides guidance on revenue recognition for public companies. Revenue is recognized when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller’s price to the buyer is fixed or determinable; and (4) collectibility is reasonably assured.  We follow Emerging Issues Task Force (“EITF”) 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” to identify units of accounting in revenue arrangements with multiple deliverables.  We follow EITF 99-19, “Reporting Revenue Gross as a Principal vs. Net as an Agent,” for media services where the Company is not at risk with vendors for services and the Company receives a commission for such services.

eLearning Division

The Company enters into contracts with customers of the eLearning division to provide online learning products and services.  The contracts typically have initial terms of one to three years.

The majority of eLearning division revenue is earned by charging a per-enrollment student technology service fee to customers for access to their online distance education courses and our help desk. A smaller percentage of revenue is generated by our eCompanion online campus-based course supplements for which we typically charge an annual license fee for up to a predetermined number of users.  For Program Administration Solutions, which include our online portal products as well as program management, reporting and evaluation services, the Company generally charges a one-time set-up and design fee to implement an online campus and an annual license, hosting and maintenance fee for access to software. We sell our professional services on a fixed-fee contract basis as well as a standard hourly rate basis.

Student fees are recognized on a per enrollment basis over each course’s specific academic term or over the length of the student fee license purchased by the customer, depending upon contract terms. An enrollment is generally defined as one user in one course for one academic term. No billing occurs, and no revenue is recognized, for cancelled classes and student withdrawals or drops that occur before the agreed-upon enrollment census date. Revenues from our eCompanion product are recognized on a straight line basis over the contract year. Campus license, hosting, and maintenance fees, including the design and development of a customer’s campus, are recognized on a straight-line basis from the campus launch date through the end of the relevant contract period or the expected life of the customer relationship, whichever is greater. The average recognition period for these campus fees is approximately three years.

Professional services revenue is derived from either fixed fee or time and materials consulting contracts and recognized as services are performed. The Company also offers customers the option to purchase blocks of course development service hours, based on our standard hourly rates. Revenue from these services is also recognized as services are performed.

Enrollment Division

Enrollment division revenues are primarily generated from the sale of direct mail, interactive marketing and media placement services. The Company derives other revenue from retention services, admissions training, admissions shopper, research services and bundled lead generation and admission services.

It is the Enrollment division’s practice to execute contracts or work orders for direct mail advertising campaigns, typically for up to three months in duration.  In most cases individual direct mail projects take 10 to 18 business days to complete with payments due two days before marketing materials are mailed. Fees are determined based on the number of pieces mailed, and the associated revenue is recognized when the marketing materials are mailed.  Revenue from direct mail services includes all applicable postage costs.

Interactive media arrangements usually range from three months to one year in duration. Pricing is typically based on a fee-per-lead-generated model with an initial up front payment or deposit due at the time the customer’s agreement is signed and monthly invoices thereafter based on the number of leads generated.  Payments received are recorded as customer advances (a liability) until the leads are generated, at which point the revenue is recognized.

In 2005, Datamark introduced a service fee-based interactive product model under which the customer procures the lead and Datamark provides lead “scrubbing,” media management, analytic and other services. Under these contracts, which generally have terms of one year, Datamark receives monthly fixed management fees, with opportunities for performance-based bonuses. Fixed fees from these arrangements are recognized as revenue when services are provided, and incentive revenue is recognized as the incentives are earned.

Datamark generally enters into master services agreements with larger customers for whom we provide media buying services.  Datamark charges customers for the cost of the advertisement placed with a third-party media supplier (i.e. newspaper, television, radio station, etc.), in addition to a commission for work performed.  Revenue is recognized when the media advertisements are run by the third-party media supplier. Revenue is recorded on a net basis, meaning that the Company includes in consolidated revenue only commissions charged, not the gross amount of fees invoiced to, and collected from, customers. Accordingly, the Company excludes the direct cost of the advertisement charged by the media supplier from cost of revenue in the condensed consolidated statements of operations.

Other enrollment marketing revenue sources include retention services, admissions training, admissions shopper, research services, bundled lead generation and admissions services. Student retention services agreements have terms of not less than six months and are typically one year in length. Datamark charges a fee based on the number of students actively enrolled in a particular month, as well as a one-time product implementation fee that is recognized as revenue over the contract period. Contracts for admissions training, admissions shopper and research services are negotiated based on scope of work. These services are provided on an hourly or per project rate and revenues are recognized at the time of performance of the service or over the length of the service period. For its bundled lead generation and admissions services, Datamark receives a share of tuition revenue per enrollment. Such revenues are recognized at the time the leads are enrolled and attending class.

For both divisions, the Company enters into agreements that may contain multiple elements. For multiple-element arrangements, the Company recognizes revenue for delivered elements when the delivered item has stand-alone value to the customer, fair values of undelivered elements are known, customer acceptance has occurred, and there are only customary refunds or return rights related to the delivered elements.

Revenue that is recognized is reflected as accrued revenue receivable on the condensed consolidated balance sheets to the extent that the customer has not yet been billed for such services. The Company records deferred revenue for amounts received from or billed to customers in excess of revenue that has been earned.

Stock-Based Compensation

Effective January 1, 2003, we adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “ Accounting for Stock-Based Compensation–Transition and Disclosure, an amendment of FASB Statement No. 123 “ (“SFAS 123”) using the prospective adoption method. Under this method of adoption, compensation expense was recognized over the related service periods based on the fair value of employee stock awards granted on or after January 1, 2003. Under SFAS 123, stock awards granted in periods prior to January 1, 2003 continued to be accounted for under the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”).

On January 1, 2006 we adopted SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), using the modified-prospective transition method. Under this transition method, compensation cost recognized during the quarter ended March 31, 2006 includes: (a) compensation cost for all share-based awards granted prior to, but not yet vested as of, January 1, 2006 (including awards granted prior to January 1, 2003) based on the grant-date fair value and related service period estimated in accordance with the original provisions of SFAS 123 and (b) compensation cost for all share-based awards granted subsequent to January 1, 2006, based on the grant-date fair value and related service periods estimated in accordance with the provisions of SFAS 123(R). Under the provisions of the modified-prospective transition method, results for the three months ended March 31, 2005 have not been restated.

SFAS 123(R) clarifies and expands the guidance in SFAS 123 in several areas, including measuring fair value and attributing compensation cost to reporting periods. Changes prescribed by SFAS 123(R) include a requirement that we estimate forfeitures of share-based awards at the date of grant, rather than recognizing forfeitures as incurred as permitted by SFAS 123. As a result of adopting SFAS 123(R), we recognized an after-tax gain of $28,000 ($46,000 pre-tax), or $0.00 per diluted share, as the cumulative effect of this change in accounting principle. The adoption of SFAS 123(R) did not otherwise have a material effect on our condensed consolidated financial statements for the quarter ended March 31, 2006, and is not expected to have a material effect on our consolidated financial statements for the year ending December 31, 2006.

The Company’s Condensed Consolidated Statements of Cash Flows include a line item that presents the cash flows resulting from income tax deductions in excess of compensation costs recognized on stock issued pursuant to share-based awards (“excess tax benefits”). Prior to adopting SFAS 123(R), we presented excess tax benefits as operating cash flows in the Condensed Consolidated Statements of Cash Flows. SFAS 123(R) requires that excess tax benefits be classified as financing cash flows. The $137,000 excess tax benefit classified as a financing cash inflow in the Condensed Consolidated Statements of Cash Flows for the quarter ended March 31, 2006 would have been classified as an operating cash inflow if we had not adopted SFAS 123(R).  In addition, as a result of adopting SFAS 123(R), certain balance sheet amounts associated with share-based compensation costs have been reclassified within the equity section of the balance sheet. This change in presentation had no net effect on our total equity. Effective January 1, 2006, stock-based compensation expense has been reclassified from other stockholders’ equity into additional paid-in capital.

We issue share-based awards under two employee incentive plans. Substantially all employees of the Company are eligible to participate in the 1999 Employee Stock Purchase Plan (as amended to date, the “ESPP”).  In addition, the Company issues share-based awards to employees and non-employee directors pursuant to the 1999 Stock Incentive Plan (as amended to date, the “1999 Plan”).  Such awards have been issued in the form of stock options, restricted share rights, stock appreciation rights and deferred stock units, each of which is discussed in more detail below.

Stock-based compensation expense for the three months ended March 31, 2006, net of the $46,000 pre-tax gain resulting from the adoption of SFAS 123(R), totaled approximately $958,000 and included $10,000 for stock options, $115,000 for the ESPP, $325,000 for restricted share rights, $478,000 for stock appreciation rights and $38,000 for deferred stock units.  Stock-based compensation expense for the three months ended March 31, 2005 totaled approximately $864,000 and included  $5,000 for stock options, $162,000 for the ESPP, $457,000 for restricted share rights, $240,000 for stock appreciation rights and $0 for deferred stock units.  For the three months ended March 31, 2006 and 2005, $8,000 and $0, respectively, of stock-based compensation was capitalized as a component of software development costs.  The total income tax benefit recognized for these plans was $336,000 and $322,000 for the quarters ended March 31, 2006 and 2005, respectively.

At March 31, 2006, unrecognized compensation cost relating to non-vested stock awards totaled $9.3 million.  The cost of these non-vested awards is expected to be recognized over a weighted average remaining vesting period of 3.3 years.

Because the Company adopted SFAS No. 123(R) using the modified-prospective transition, it did not restate prior period results.  Pro forma disclosure of the Company’s net income using the fair value-based accounting model for awards granted prior to January 1, 2003 is shown below for the three months ended March 31, 2005 (in thousands, except per share data):

2005
Net income as reported	$600
Add back: stock-based compensation expense, as reported, net of tax	531
Subtract: stock-based compensation expense, pro forma, net of tax	(548)
Pro forma income	$583
Net income per share, basic:
As reported	$0.03
Pro forma	$0.03
Net income per share, diluted:
As reported	$0.03
Pro forma	$0.03

The table below summarizes the awards granted and the respective fair values (in thousands) of those awards for the three months ended March 31, 2006 and 2005:

	For the Three Months Ended March 31,
	2006	2005
Deferred stock units granted to non-employee board members:
Shares underlying awards	2	—
Aggregate fair value of awards	$38	$—
Weighted average grant date fair value	$19.11	—

Stock appreciation rights granted to employees:
Shares underlying awards	—	1,140
Aggregate fair value of awards	$—	$5,953
Weighted average grant date fair value	—	$5.22

Restricted stock awards granted to employees:
Shares underlying awards	8	9
Aggregate fair value of awards	$166	$114
Weighted average grant date fair value	$19.96	$12.94

The Company estimated the fair value of option awards using the Black-Scholes option pricing model and the fair value of stock appreciation rights using a Monte Carlo simulation for an Asian type award.  The following assumptions were used:

	For the Three Months Ended March 31,
	2006	2005

Stock appreciation rights granted to employees:
Expected lives outstanding	—	4.7 years
Expected volatility	—	77%
Risk-free interest rates	—	4.3%
Expected dividend yield	—	0%

Employee Stock Options

The 1999 Plan is the successor equity incentive program to the Company’s 1997 Stock Option Plan (the “1997 Plan”).  Prior to the third quarter of 2003, share awards under these programs were issued primarily in the form of stock options, which allow employees to purchase shares of common stock at a set price upon the completion of vesting requirements. All outstanding options under the 1997 Plan were incorporated into the 1999 Plan upon its inception, and no further option grants will be made under the 1997 Plan. All information disclosed below includes options issued under the 1999 Plan and the 1997 Plan (collectively, the “Plans”). Options granted may be incentive or non-qualified options.  Options vest over various terms, with a maximum vesting period of five years, and expire after a maximum of ten years. At March 31, 2006, 6.8 million shares had been authorized for issuance under the Plans, of which 1.7 million shares remained available for grant.

The following table summarizes the employee stock option activity during the three months ended March 31, 2006 (in thousands, except per share data).

	Shares	Weighted Average Exercise Price
Outstanding, December 31, 2005	1,007	$5.40
Granted	—	—
Forfeited or canceled	(1)	$11.36
Exercised	(50)	$3.60
Outstanding, March 31, 2006	956	$5.51
Exercisable or convertible at March 31, 2006	923	$5.57

The total intrinsic value of employee stock options exercised during the three months ended March 31, 2006 and 2005 was $1.1 million and $270,000, respectively. The total cash received from employees as a result of stock option exercises for the three months ended March 31, 2006 and 2005 was approximately $204,000 and $92,000, respectively. The tax benefit realized as a result of the stock option exercises was $426,000 for the three months ended March 31, 2006 and $2.8 million for the three months ended March 31, 2005.  The aggregate intrinsic value of outstanding options at March 31, 2006 is $13.2 million and the aggregate intrinsic value of exercisable options at March 31, 2006 is $12.7 million.  As of March 31, 2006, the weighted average remaining contractual term of outstanding options is 4.1 years and the weighted average remaining contractual term of exercisable options is 4.2 years.

On February 1, 2005, 955,760 of 1,000,000 options held by Blumenstein/Thorne Information Partners I, L.P (“BTIP”), an investment fund affiliated with the Company’s Chief Executive Officer, were exercised at a price of $3.875 per share.  An additional 16,575 options were exercised on March 23, 2005 at the same exercise price.

Restricted Share Rights

Restricted share rights offer employees the opportunity to earn shares of the Company’s common stock over time. These rights generally vest over three to four years. The Company recognizes the issuance of the shares related to these stock-based compensation awards and the related compensation expense on a straight-line basis over the vesting period.

The following table summarizes the restricted stock award activity during the first quarter of 2006 (in thousands, except per share data).

	Shares	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2005	205	$17.66
Granted	8	$19.96
Forfeited or canceled	(3)	$12.16
Vested	(37)	$18.45
Outstanding, March 31, 2006	173	$17.69

The total fair value of restricted shares vested during the three months ended March 31, 2006 and 2005 was $744,000 and $121,000, respectively.

Stock Appreciation Rights

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

The following table summarizes the stock appreciation rights activity during the first quarter of 2006 (in thousands, except per share data).

	Shares	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2005	1,966	$4.63
Granted	—	—
Forfeited or canceled	—	—
Vested	—	—
Outstanding, March 31, 2006	1,966	$4.63

The total fair value of shares vested under stock appreciation rights during the three months ended March 31, 2006 and 2005 was $0 and $0, respectively.

Deferred Stock Units

On February 15, 2005, the Board of Directors approved the eCollege.com 2005 Outside Directors Compensation Plan (the “Directors Compensation Plan”), which provides for the payment of cash and stock-based compensation to non-employee directors of the Company. The Directors Compensation Plan provides that on the first business day in January of each year beginning in 2006 for Robert H. Mundheim and 2007 for the other incumbent non-employee directors, non-employee directors will receive a grant of 2,000 deferred stock units. Each deferred stock unit is equal to the value of one share of common stock of the Company and constitutes the right to a distribution of one share.  Compensation expense is based on the intrinsic value of the award, recognized over the requisite service period and remeasured at each reporting date through the vesting date.  On January 3, 2006, Mr. Mundheim received a grant of 2,000 deferred stock units. Such units were fully vested on the date of grant, and Mr. Mundheim will receive his distribution on the date on which his service as a non-employee director terminates.

The following table summarizes the deferred stock unit award activity during the first quarter of 2006 (in thousands, except per share data).

	Shares	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2005	—	—
Granted	2	$19.11
Forfeited or canceled	—	—
Vested	—	—
Outstanding, March 31, 2006	2	$19.11

1999 Employee Stock Purchase Plan

The ESPP is designed to allow the Company’s eligible employees to purchase shares of common stock, at specified intervals, with their accumulated payroll deductions.  Eligible employees are individuals scheduled to work more than 20 hours per week for more than five calendar months per year. Under the ESPP, eligible employees may contribute up to 15% of their cash earnings through payroll deductions, and the accumulated deductions will be applied to the purchase of shares once each year on the purchase date. The purchase price per share will be equal to 85% of the fair value of the Company’s common stock on the first day of the one-year offering period that precedes the purchase date or, if lower, 85% of the fair value on the purchase date. Purchases on any one purchase date are limited to 2,000 shares for each participant and 333,334 shares for all participants.

Goodwill and Identified Intangible Assets with Indefinite Lives

Goodwill and purchased intangible assets with indefinite useful lives are not amortized.  The Company reviews goodwill and identified intangible assets with indefinite lives for impairment annually and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable.  The goodwill impairment review is performed using a two-step impairment test. The first phase screens for impairment, while the second phase (if necessary) measures the impairment.  For purposes of this test we have identified two reporting units, which are the same as our reportable segments (see Note 5). In the first step of the goodwill analysis, the Company compares the fair value of a reporting unit to its carrying value. If the carrying value exceeds the fair value, the second step must be completed to determine the amount impaired.  In the second step, the Company compares the carrying value to the implied fair value of the goodwill under a theoretical purchase allocation scenario.

The impairment review of the identified intangible assets with indefinite lives consists of a comparison of the fair value of an intangible asset with its carrying amount.  If the carrying amount of an intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to such excess.  After an impairment loss is recognized, the adjusting carrying amount of the intangible asset is its new accounting basis.

As of March 31, 2006, the Company’s management believes that there were no indications of impairment of the Company’s goodwill or intangible assets with indefinite lives.

Identified Intangible Assets with Finite Lives

Intangible assets with finite lives are amortized using the straight-line method over the estimated economic lives of the assets, ranging from five to eight years. The Company reviews long-lived assets to be held and used for impairment whenever there is an indication that the carrying amount may not be recoverable from future estimated cash flows.  In April 2005, a Datamark executive officer resigned from the Company, and the amortization of the fair value of his non-compete agreement was accelerated to correspond with the resulting decrease in the term of the non-compete agreement. Beginning in the second quarter of 2005, quarterly amortization expense increased to approximately $160,000 from $120,000 as a result of the acceleration. As of March 31, 2006, the Company’s management believes that there were no indications of impairment of the Company’s identified intangible assets with finite lives.

Income Taxes

The current provision for income taxes represents actual or estimated amounts payable on tax return filings each year. Deferred tax assets and liabilities are recorded for the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying balance sheets, and for operating loss and tax credit carry-forwards. The change in deferred tax assets and liabilities for the period measures the deferred tax provision or benefit for the period. Effects of changes in tax laws on deferred tax assets and liabilities are reflected as adjustments to the tax provision or benefit in the period in which the change in law is enacted. The Company’s deferred tax assets have been reduced by a valuation allowance to the extent that management has concluded that realization of the assets is not likely at each balance sheet date.

The Company’s effective tax rate of 41.8% for the three months ended March 31, 2006 reflects the impact of non-deductible stock compensation and other expenses such as meals and entertainment.

Earnings Per Share

Basic earnings per share is computed by dividing net income for the period by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by: (i) adjusting net income for the effects, if any, of assuming the conversion of certain convertible securities; and (ii) adjusting the weighted average number of shares outstanding for the effects, if any, of common shares issuable upon the conversion or exercise of certain securities such as warrants and options for common stock outstanding during the period, if the effect of such adjustments is dilutive. Certain options, warrants and other common stock equivalents were dilutive as of March 31, 2006 and March 31, 2005 and, using the treasury stock method, resulted in an additional 970,000 and 900,000 weighted-average common shares outstanding for the computation of diluted earnings per share for the three months ended March 31, 2006 and 2005, respectively.  Common stock equivalents for the three months ended March 31, 2006 and March 31, 2005 which would have been included except for their anti-dilutive effect were 23,000 and 800,000, respectively.

On February 1, 2005, 955,760 of 1,000,000 options held by BTIP were exercised at a price of $3.875 per share.  An additional 16,575 options were exercised on March 23, 2005 at the same exercise price.

The Company has not paid cash dividends on its stock, and is currently precluded from doing so under its borrowing agreements.

Accounts Receivable

The terms of our accounts receivable are predominantly net 30 for the eLearning division and net 15 for the Enrollment division. The Company maintains an allowance for doubtful accounts based upon management’s estimate of the expected collection of accounts receivable. At March 31, 2006 and December 31, 2005, the allowance for doubtful accounts was $237,000 and $272,000, respectively, and accounts receivable net of allowances totaled $16.0 million and $13.9 million, respectively.

Foreign Currency

The Company transacts business outside of the United States in the currency of the foreign country.  This includes the receipt of payments from customers and payments to vendors.  In accordance with SFAS No. 52, “Foreign Currency Translation,” the Company values the foreign currency on a transaction basis and the gain or loss is included in net income.  For the three months ended March 31, 2006 and 2005, the Company recognized foreign currency exchange loss of approximately $11,814 and $10,079, respectively.

Software Development Costs

The Company’s activities include ongoing development of internal-use software used in connection with delivery of services via its proprietary software platform and network. Pursuant to the provisions of the AICPA’s Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” costs incurred during the application development stage are capitalized and costs incurred during the preliminary project and post-implementation stages are expensed as incurred. Capitalized software development costs are amortized using the straight-line method over their estimated useful lives, generally three years. The Company capitalized $308,000 and $541,000 in software development costs for the three months ended March 31, 2006 and 2005, respectively. Amounts capitalized for the three months ended March 31, 2006 and March 31, 2005 include $17,000 and $0, respectively, of stock-based compensation.  Amortization begins when the products are ready for their intended use. The Company recorded $147,000 and $142,000 of amortization expense for the three months ended March 31, 2006 and 2005, respectively.  Amortization for the three months ended March 31, 2006 and March 31, 2005 included $472 and $0, respectively, of capitalized stock-based compensation costs.

Other Accrued Liabilities

Other accrued liabilities are comprised primarily of accrued compensation expense and related taxes, as well as other accrued expense items as of each reporting date as shown below (in thousands):

	March 31, 2006	December 31, 2005
Accrued compensation and related taxes	$4,231	$3,401
Other accruals	3,962	3,332
Total other accrued liabilities	$8,193	$6,733

(3) Debt

Revolving Line of Credit

Effective October 30, 2005, the Company restructured its bank credit facility and obtained a $15.0 million revolving line of credit (the “Revolver”) that matures on October 31, 2007. The interest rate on the Revolver is equal to the bank’s prime rate (7.75% at March 31, 2006). The Revolver contains certain financial covenants, including requirements that the Company maintain a specified minimum ratio of quick assets to current liabilities and a specified minimum level of Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”).  The Revolver is secured by all of the Company’s assets. As of March 31, 2006, the Company had no borrowings under the Revolver and was in compliance with all financial covenants.

Long-Term Debt

Subordinated Notes

In conjunction with the acquisition of Datamark, in October 2003, the Company issued $20.0 million in senior subordinated secured notes (“Senior Subordinated Notes”) to a lender. The Senior Subordinated Notes require principal payments due in $5.0 million quarterly increments beginning December 31, 2007, with interest payments due quarterly beginning on December 31, 2003, at a rate of 12.5% per annum. The Senior Subordinated Notes are secured by all of the Company’s assets. In connection with the issuance of the Senior Subordinated Notes, the Company issued to the lender warrants to purchase 200,000 shares of the Company’s common stock. The Company allocated $3.3 million of financing proceeds to the warrants based upon their fair value, which was estimated using the Black-Scholes option pricing model. The remaining $16.7 million of financing proceeds was allocated to the Senior Subordinated Notes. The discount attributable to the value of the warrants is being amortized as interest expense over the five-year term of the Senior Subordinated Notes. The Senior Subordinated Notes contain certain financial covenants, including minimum quick ratio, minimum tangible net worth, minimum debt service coverage and minimum EBITDA. The Company was in compliance with all financial covenants as of March 31, 2006.

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

Due to the discounts on the Senior Subordinated Notes and Seller Notes, any payment of these debt obligations prior to their maturity results in additional interest expense due to the realization of the unamortized portions of the costs and discounts recorded. There is approximately $323,000 of discounts recorded against the $2.0 million (face value) of Seller Notes outstanding at March 31, 2006.  The Senior Subordinated Notes also contain a provision that provides for the acceleration of all interest payments due through October 31, 2006 upon early extinguishment of the debt prior to October 31, 2006.

Capital Lease Obligations

The Company has acquired certain computer hardware and software under three capital leases provided by the vendor.  Each lease is repayable in 36 equal monthly installments, and other terms are as follows:

Lease Date	Imputed Interest Rate	Balance Outstanding at March 31, 2006
January 2004	8.4%	$112,000
April 2005	7.5%	380,000
February 2006	5.3%	515,000
		$1,007,000

Schedules of Long-Term Debt and Capital Lease Obligations

The following is a summary of the Company’s long-term debt and capital lease obligations as of March 31, 2006 and December 31, 2005, respectively (in thousands):

	March 31, 2006	December 31, 2005
Seller notes, principal of $2.0 million	$2,197	$2,118
Senior subordinated notes, principal of $20.0 million	18,089	17,906
Capital lease obligations	1,007	569
Total	21,293	20,593
Less current portion	(455)	(320)
Long-term portion	$20,838	$20,273

The following is a schedule by year of future principal debt payments as of March 31, 2006. Amounts represent the contractual cash payments of our debt and exclude debt discounts discussed above (in thousands):

Period ending December 31,	Senior Subordinated Notes	Seller Notes	Capital Leases	Total
2006	$—	$—	$367	$367
2007	5,000	—	359	5,359
2008	15,000	2,000	249	17,249
2009	—	—	32	32

Principal of debt obligations	$20,000	$2,000	$1,007	$23,007

(4) Commitments and Contingencies

Legal Matters

In July 2005, the Company received a letter from counsel to Arthur Benjamin, who was Datamark’s chief executive officer until April 2005. The letter alleged unspecified breaches by eCollege and/or Datamark of Mr. Benjamin’s employment agreement and related agreements, including without limitation Mr. Benjamin’s stock appreciation rights agreement, and demanded that the Company submit such disputes to binding arbitration as required by the employment agreement. The Company agreed to arbitrate the dispute. In December 2005, Mr. Benjamin filed suit against eCollege and Datamark in the United States District Court, District of Utah, alleging, among other things, that eCollege and Datamark breached Mr. Benjamin’s employment and stock appreciation rights agreements by forcing Mr. Benjamin to resign for “good reason” and subsequently failing to pay him severance and accelerate the vesting of stock appreciation rights and restricted stock. Using an assumed common stock price of up to $150 per share, Mr. Benjamin sought compensatory damages of up to $38 million and punitive damages of up to $380 million.

The Company believes that all disputes between the Company and Mr. Benjamin must be resolved in arbitration in accordance with the terms of the employment agreement, and in December 2005, the Company filed a motion to dismiss or in the alternative stay the litigation pending arbitration and to compel arbitration.  In April 2006, the Court issued an order granting the Company’s motions to stay the litigation pending arbitration and compel arbitration.

The Company believes that Mr. Benjamin’s allegations are without merit and that his calculations of alleged damages are in error and the Company intends to vigorously defend against these allegations in the arbitration. However, due to the uncertainty inherent in arbitration proceedings, we are unable to predict the outcome of this dispute. An outcome unfavorable to the Company could have a material adverse effect on our business, results of operations and financial condition.

Sales and Use Tax

In the second quarter of 2005, as part of the Company’s effort to remediate identified material weaknesses in its internal controls, the Company conducted a preliminary study of sales and use tax obligations for the eLearning and Enrollment divisions. That study revealed that the Enrollment division could have liability for uncollected sales and use tax in various states. Accordingly, the Company retained outside advisors to conduct a more detailed analysis of the issue by examining, on a state-by-state basis for 2001 through 2005, whether the Enrollment division’s activities in the state were sufficient to create a sales and use tax collection obligation and, if so, whether some or all of the services provided by the Enrollment division in the state were subject to taxation. As a result of the detailed analysis, the Company determined that Datamark may have been obligated to collect sales/use taxes in certain jurisdictions and thus faces potential liability. To the extent that the liability relates to periods that preceded the date of the Datamark acquisition, the Company believes that the former Datamark stockholders are required to indemnify the Company for such liability.

To date, no jurisdiction has audited or indicated any intention of auditing Datamark’s sales and use tax compliance. However, in an effort to mitigate its potential liability, the Company intends to approach certain states (in which Datamark faces the most significant risk of liability) pursuant to voluntary disclosure arrangements. Such arrangements permit taxpayers, in many situations, to resolve outstanding tax obligations for less than the full amount of the potential exposure, and at a minimum enable taxpayers to avoid penalties. In addition, Datamark will likely register with the Streamlined Sales Tax Project (“SSTP”), which provides amnesty for past tax obligations in member states in exchange for the registrant’s agreement to collect and remit taxes for three years going forward.

While the Company cannot predict with certainty either Datamark’s potential exposure for prior tax periods or the outcome of the actions it has undertaken in mitigation of the potential liability as described in the preceding paragraph, it has estimated its exposure to sales and use tax liability and related interest and penalties, if any, in all states at issue to be within a range of $408,000 to $1,095,000 and has established a reserve of $555,000 as of March 31, 2006. Such reserve is net of the exposure related to periods that preceded the Datamark acquisition, for which the Company has established a receivable of $197,000 from the selling stockholders as of March 31, 2006. The Company believes that the reserve and the receivable are reasonable; however, we will evaluate Datamark’s sales and use tax liability on a periodic basis and may adjust our reserve and receivable estimates in future periods based on the outcome of our mitigation efforts. Following the completion of the voluntary disclosure process and the SSTP registration in various states, Datamark intends to collect and remit taxes from its customers in those states as required. The Company does not believe that Datamark will incur material liability for sales and use tax going forward.

Datamark Acquisition Indemnification

The Datamark stock purchase agreement provides for indemnification of eCollege by the selling stockholders, severally and not jointly. The selling stockholders are liable to eCollege for indemnification if and only to the extent that the aggregate indemnifiable damages incurred by eCollege exceed $500,000. This limitation on indemnification does not apply to claims involving certain disputes known at the time of the acquisition or to certain breaches of the representations of the selling stockholders under the stock purchase agreement, including indemnification for damages incurred by eCollege associated with any unpaid or unrecorded liabilities for taxes related to periods prior to October 31, 2003. eCollege has the right to offset up to the $2.0 million balance owed under the Seller Notes for indemnified claims.

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

Operating Lease Obligations

The Company leases office space and equipment under various non-cancelable operating leases. At March 31, 2006, the aggregate future minimum lease commitments were as follows (in thousands):

Period ending December 31,	Commitments
2006	$1,663
2007	1,946
2008	1,007
2009	852
2010	667
Thereafter	857
$6,992

(5) Segment Information

Description of Segments

Beginning October 31, 2003, as a result of the acquisition of Datamark, the Company organized its operations into two business segments: eLearning and Enrollment. The organizational structure is based on factors that management uses to evaluate, view and operate its businesses which include, but are not limited to, customer base, homogeneity of products, technology and delivery channels. The business segments are based on this organizational structure and information reviewed by eCollege’s management to evaluate the associated business group results. A description of the types of products and services provided by each reportable segment follows:

•                  eLearning provides software products, consisting of online campuses, courses, reporting, content management and administration solutions, through hosting services in the Company’s reliable data centers. The eLearning division also provides services that complement its software products, including design, development and management of online campuses and courses as well as ongoing administration, faculty and student support.  eLearning’s suite of products and services provides customers with the flexibility to either outsource the development of their online campus and courses, or to select individual products and services to meet their unique needs.

•                  Enrollment provides lead generation, enrollment and student retention marketing services primarily to proprietary post-secondary education institutions. The Enrollment division’s solutions include direct mail, interactive marketing and media placement services, as well as custom research, admissions shopper, admissions training, bundled lead generation and admissions services. These solutions are used by higher education institutions to increase student enrollment leads, conversion rates and retention rates.

Segment Data

The results of the reportable segments are derived directly from eCollege’s internal management reporting system. The accounting policies used to derive reportable segment results are substantially the same as those used by the Company. Management measures the performance of each segment based on several metrics, including income from operations. These results are used, in part, to evaluate the performance of, and to assign resources to, each of the segments. A significant portion of total consolidated expenditures are directly attributable to the two business segments. However, certain operating expenses, which are separately managed at the corporate level, are not allocated to segments. These unallocated costs include executive management salaries and benefits;  stock-based compensation; bonuses paid under the eCollege bonus plan; certain corporate finance and legal salaries and benefits; audit, consulting and legal costs incurred on a corporate level; rent and occupancy costs for the Company’s Chicago office; amortization of intangibles; income taxes; interest expense; interest income; and other income/expense. There was no inter-segment revenue for the three months ended March 31, 2006 and 2005.

Selected financial information for each reportable segment, together with a reconciliation of segment information to eCollege’s consolidated information, were as follows for the three months ended March 31, 2006 and 2005 (in thousands):

	For the Three Months Ended March 31, 2006
	eLearning	Enrollment	Corporate	Total
Revenue	$12,028	$15,395	$—	$27,423

Income from operations	$4,692	$1,581	$(3,674)	$2,599
Income from operations as % of revenue	39%	10%	N/A	9%

	For the Three Months Ended March 31, 2005
	eLearning	Enrollment	Corporate	Total
Revenue	$10,005	$13,794	$—	$23,799

Income from operations	$4,149	$1,885	$(4,037)	$1,997
Income from operations as % of revenue	41%	14%	N/A	8%

Assets are allocated to the individual segments based on the primary segment benefiting from the assets. Corporate assets are composed primarily of cash and cash equivalents, amounts due from former Datamark stockholders, goodwill and purchased intangible assets. The table below shows total assets by segment and the reconciliation of segment assets to eCollege’s consolidated total assets as of March 31, 2006 and December 31, 2005 (in thousands):

	March 31, 2006	December 31, 2005

eLearning	$27,113	$20,155
Enrollment	29,571	27,196
Goodwill and intangible assets	63,076	63,490
Corporate	22,059	23,233
	$141,819	$134,074

Significant Customer Information

One customer accounted for 22% and 23% of consolidated revenue (and 33% and 34% of Enrollment division revenue) for the three months ended March 31, 2006 and March 31, 2005, respectively.  No customer represented 10% or more of eLearning division revenue for the three months ended March 31, 2006 or 2005.

At March 31, 2006, no customers represented 10% or more of consolidated accounts receivable, two customers accounted for 10% or more (13% and 17%, respectively) of the eLearning division’s accounts receivable and two different customers accounted for 10% or more (11% and 19%, respectively) of the Enrollment division’s accounts receivable.  At March 31, 2005, two customers represented 10% or more of consolidated accounts receivable (12% and 11%, respectively), one customer accounted for 29% of the eLearning division’s accounts receivable and two different customers accounted for 10% or more (21% and 10%, respectively) of the Enrollment division’s accounts receivable.

Geographic Information

Substantially all of the Company’s assets are located in and substantially all of the Company’s operating results are derived from operations in the United States.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Item 2 and other portions of this Report on Form 10-Q contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 which reflect our current expectations and beliefs regarding the Company’s future results of operations and performance and other future developments.  You can identify these forward-looking statements when you see us using words such as “expect,” “anticipate,” “estimate,” “plan,” “believe” and other similar expressions, and such statements include, but are not limited to, statements concerning the Company’s plans to offer additional products or services, the timing of any such offerings and the expected benefits to customers of any such offerings, expected technology developments, the Company’s growth strategy, future financial and operating results, future enrollment levels, future levels of capital expenditures, expected seasonality and any other statements that are not historical facts.

We caution our readers that these forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of, among other things, the factors described under the caption “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005 and elsewhere in this report, and in the Company’s other filings with the SEC.  We advise readers not to place undue reliance on the forward-looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report.  We undertake no obligation to update or revise these forward-looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, other than as required by law.

You can obtain access to our other SEC filings from the Investor Relations section of our website at www.eCollege.com as soon as reasonably practicable after those reports are electronically filed with or furnished to the SEC.  However, our website should not be considered a part of this filing or any other report we file or furnish to the SEC.

The following discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and Notes thereto appearing elsewhere in this Report on Form 10-Q as well as our other SEC filings.

References in this Report on Form 10-Q to “eCollege,” the “Company”, “we”, “us” or “our” refer to eCollege.com and its subsidiaries unless the context otherwise indicates.

Overview

eCollege is an outsource provider of value added information services to the post-secondary education industry. Our eLearning division provides technology, products and services that enable colleges, universities and K-12 schools to offer online distance and hybrid educational programs as well as on-campus courses.  Datamark, our Enrollment division, provides integrated enrollment marketing services to the proprietary post-secondary school industry. Our growth strategies are aimed at providing value added information services along the student life cycle to our target market, which consists of for-profit and growth oriented not-for-profit post-secondary schools, colleges, universities and K-12 schools in the United States and Canada.  The student life cycle is the chain of activities and interactions a student goes through, from the beginning of the decision to enroll in or return to school, through the completion of courses and programs, to graduation and career placement and progression. Our goal is to provide our customer institutions with value added solutions along this chain.  We recently decided to invest in the international expansion of our eLearning business, initially by supporting United States clients who are expanding internationally and then by moving into selected international markets over the next several years. We do not expect our international expansion to generate significant revenue in 2006.

Our Solution

eLearning

The eCollege SystemSM consists of our proprietary hosted software and services that facilitate the creation of online programs by our customers and support their operational and academic needs. The eCollege System includes: eCollege Teaching SolutionsSM, eCollege Program Administration SolutionsSM, and our technology infrastructure. The eCollege Teaching Solutions include our fully online course product (eCourse) designed for distance learning and hybrid learning (which encompasses both online and face-to-face class sessions), eCompanion, our lower-priced online supplement to a face-to-face or on-campus course, and eCollege Content Manager, which is designed to help customers centrally manage Web-based content items. Our Program Administration Solutions assist our customers’ administrators in enhancing overall program quality and efficient administration, and include online portal products, consulting services, a wide range of standard and custom reports, course and instructor evaluation solutions, and Program Intelligence Manager, an interactive analysis toolset that enables customers to identify and act on key drivers affecting student satisfaction, course quality, and completion and retention rates. eCollege also offers a suite of professional services that complement its Teaching and Program Administration Solutions. Such services include help desk; course development, design and related consulting services; and technical consulting services.

Enrollment Marketing

Datamark’s products and services focus on recruiting (lead generation), enrollment (lead conversion) and student retention. Lead generation products consist primarily of direct mail, interactive marketing and media placement solutions that are designed to attract the interest of the most likely candidates for enrollment at our customers’ institutions. With respect to enrollment products and services, Datamark offers lead conversion systems and training to enhance the performance of our customers’ admissions employees, as well as interactive and direct mail post-lead communication campaigns to increase the number of leads that actually convert into enrollments. Datamark’s retention marketing products and services include a suite of tools for identifying “at risk” students, communication plans to help those students to stay in school and monitoring and response plans to keep track of such students as they progress through their programs.

Please refer to our Annual Report on Form 10-K for the year ended December 31, 2005 for a detailed description of our products and services.

Seasonality

Because the majority of our eLearning revenue is derived from the number of students our customers have enrolled in online courses delivered on our Course Management System, our results of operations are impacted by the seasonality inherent in the traditional academic calendar. However, in 2005 and the first quarter of 2006, we continued to see our customers offer more non-traditional course terms (i.e. quarterly, monthly and bi-monthly), which has somewhat mitigated the seasonality of our results. We expect this trend to continue for the balance of 2006. We also experience some seasonality in our Enrollment division. This seasonality is primarily driven by our customers’ direct mail campaigns, which tend to be weighted toward the second half of the calendar year. As a result of the seasonality in our businesses, sequential quarter-to-quarter financial results are not directly comparable.

Critical Accounting Policies

Revenue recognition, accounting for stock-based compensation, accounting for the issuance of debt obligations, valuation of goodwill and identifiable intangible assets, amortization of intangible assets, software development costs and income taxes are all critical accounting policies for our Company. These policies have been discussed with, and are evaluated by, our Audit Committee and are consistent with the policies in effect during 2005. Each of the policies is discussed in detail in our Annual Report on Form 10-K for the year ended December 31, 2005 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies.”

Results of Operations for the Three Months Ended March 31, 2006 and 2005

Revenue.  Revenue increased $3.6 million, or 15%, to $27.4 million for the three months ended March 31, 2006 from $23.8 million for the three months ended March 31, 2005.  The Enrollment division was responsible for $1.6 million of this increase, primarily due to a $1.5 million increase in interactive marketing revenues and a $441,000 increase in revenue from direct mail marketing services, offset by a decrease of $388,000 in media and other enrollment marketing revenue which was due primarily to reduced revenue from bundled lead generation and admissions services.  The eLearning division contributed $2.0 million of the increase, resulting primarily from a $2.0 million increase in student fees from online courses.

At our eLearning division, student fees increased by $2.0 million, or 23%, to $10.8 million for the three months ended March 31, 2006 from $8.8 million for the three months ended March 31, 2005.  Our eLearning customers benefit from volume discounts on their student technology fees based on the success of their distance programs. In addition, they often guarantee a minimum amount of student technology fees for each year they are under contract with us, for which they receive further discounts on our services. Therefore, the 23% increase in our student fee revenue was not directly proportional to the increase in our customers’ online student enrollments. The Company estimates approximately 541,000 eCourse enrollments for the Spring (January 31-March 31) 2006 term, an 88% increase from approximately 287,000 enrollments for the Spring 2005 term.  We expect the trend of distance enrollment growth outpacing associated revenue growth to continue for the remainder of 2006.

Campus and course development fees decreased by $35,000, or 12%, to $252,000 for the three months ended March 31, 2006 from $287,000 for the three months ended March 31, 2005. The decrease is primarily the result of a decline in course development and course maintenance revenue attributable to an increased level of course conversion activity associated with new customers.

Other eLearning revenue increased by $26,000, or 3%, to $933,000 for the three months ended March 31, 2006 from $907,000 for the three months ended March 31, 2005. The increase is primarily attributable to a greater demand for our technical and academic consulting services during the 2006 period as compared to the prior year period, especially by new customers adopting eLearning’s technology platform.

With respect to our Enrollment division, revenue from direct mail marketing activities increased by $441,000, or 5%, to $9.0 million for the three months ended March 31, 2006 from $8.5 million for the three months ended March 31, 2005.  The increase was due primarily to the addition of new direct mail customers and the impact of increased postage rates.which were passed through to customers. Direct mail accounted for 58% of Enrollment division revenue for the three months ended March 31, 2006 compared to 62% of Enrollment division revenue for the three months ended March 31, 2005.

Revenue from interactive marketing services increased by $1.5 million, or 49%, to $4.7 million for the three months ended March 31, 2006 from $3.1 million for the three months ended March 31, 2005, due primarily to increased acceptance of the internet as a vehicle for lead generation.  This increase in interactive marketing revenue was a reason for the decrease in direct mail revenue as a percentage of Enrollment division total revenue.  The growth in interactive marketing revenue for the three months ended March 31, 2006 was impacted by a shift in customer revenue from a cost per lead to a managed services business model.  The managed services model results in less revenue, as inventory costs of interactive leads are not passed through to customers.  Managed services business accounted for 29% of interactive revenues for the three months ended March 31, 2006 as compared to 0% for the prior year period.  Interactive marketing in total accounted for 30% of total Enrollment division revenue for the three months ended March 31, 2006 as compared to 23% for the prior year period.

Media placement revenue decreased $78,000, or 9%, to $780,000 for the three months ended March 31, 2006 from $858,000 for the three months ended March 31, 2005.  The decrease is primarily due to the reduced use of our media placement services by two customers.

Other enrollment marketing revenue decreased by $310,000, or 24%, to $1.0 million for the three months ended March 31, 2006 from $1.3 million for the three months ended March 31, 2005. The decrease related primarily to revenue from a bundled lead generation/admissions solution provided by Datamark to a customer beginning in the fourth quarter of 2004.

Due to a delay in signing of the contract, revenue from such customer for the three months ended March 31, 2005 included deferred revenue associated with services performed in the fourth quarter of 2004.

Cost of Revenue.  Cost of revenue for the three months ended March 31, 2006 increased by $2.5 million, or 21%, to $14.3 million (52% of revenue) from $11.9 million (50% of revenue) for the three months ended March 31, 2005.  The Enrollment division’s cost of revenue was $11.1 million for the three months ended March 31, 2006, an increase of $2.0 million, or 22%, from $9.1 million for the three months ended March 31, 2005.  The increase as a percentage of revenue is attributable to product mix, increased outsourced production expenses related to specialized direct mailings, costs associated with the addition of new customers and increased staffing levels maintained in anticipation of upcoming increased direct mail volumes, offset in part by increased margins associated with the managed services model of interactive marketing.  The eLearning division’s cost of revenue increased by $486,000, or 19%, to $3.0 million (25% of revenue) for the three months ended March 31, 2006 from $2.5 million (25% of revenue) for the three months ended March 31, 2005. Corporate cost of revenue was $197,000 for the three months ended March 31, 2006, a decrease of $19,000, or 9%, from $216,000 for the three months ended March 31, 2005.  The decrease resulted from lower stock-based compensation for the 2006 period.

Gross Profit.  We realized gross profit of $13.1 million and $11.9 million for the three months ended March 31, 2006 and 2005, respectively, an increase of $1.1 million, or 9%.  The Enrollment division contributed $4.3 million of gross profit for the three months ended March 31, 2006, down from $4.7 million for the three months ended March 31, 2005.  The eLearning division contributed $9.0 million of gross profit for the three months ended March 31, 2006, up from $7.5 million for the three months ended March 31, 2005.  Corporate gross profit (loss) was ($197,000) for the three months ended March 31, 2006, up from ($216,000) for the three months ended March 31, 2005.

Product Development.  Product development expenses increased $419,000, or 24%, to $2.2 million for the three months ended March 31, 2006 from $1.8 million for the three months ended March 31, 2005.  The increase resulted primarily from a $233,000 decrease in capitalized software development costs and increased expenses of $198,000 associated with additional headcount.

Selling and Marketing.  Selling and marketing expenses increased from $2.5 million for the three months ended March 31, 2005 to $2.7 million for the three months ended March 31, 2006, an increase of $168,000, or 7%.  The Enrollment division incurred $1.3 million of selling and marketing expenses for both the current and prior year periods, and the eLearning division’s selling and marketing expenses were $1.1 million for both the current and prior year periods.  Corporate selling and marketing expenses were $202,000 and $118,000 for the three months ended March 31, 2006 and 2005, respectively, an increase of $84,000 or 71%, due primarily to increases in stock-based compensation expense.

General and Administrative.  General and administrative expenses decreased by $99,000, or 2%, to $5.2 million for the three months ended March 31, 2006 from $5.3 million for the three months ended March 31, 2005. The decrease was primarily attributable to a $492,000 decrease in costs related to the Company’s assessment of internal control over financial reporting as required by the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”), and a $359,000 decrease in bonus expense.  These savings were offset by a $393,000 increase in information system support costs at the eLearning division, a $163,000 increase in employee health insurance costs and a $152,000 increase in stock-based compensation expense related primarily to stock appreciation rights.

Stock-based compensation for the three months ended March 31, 2006 was $958,000, an increase of $94,000 from $864,000 for the three months ended March 31, 2005.  Stock-based compensation expense for the three months ended March 31, 2006 is net of an after-tax gain of $28,000 ($46,000 pre-tax) that results from the SFAS 123(R) requirement that we estimate forfeitures at the grant date instead of recognizing them as incurred.  The increase in stock-based compensation expense primarily reflects a $239,000 increase in expense associated with stock appreciation rights and a $38,000 expense related to a fully vested grant to a non-employee director, offset by a $94,000 decrease in expense associated with restricted share rights and a $46,000 decrease associated with the ESPP.  A portion of the Company’s non-cash stock-based compensation expense was allocated to cost of revenue, selling and marketing expense and product development expense, as appropriate, based on the recipients of the awards; however, the majority of the stock-based compensation expense relates to our executive team and was therefore included in general and administrative expense.

Amortization of Intangible Assets.  Amortization of intangible assets was $414,000 and $373,000 for the three months ended March 31, 2006 and 2005, respectively.  Amortization of intangible assets consists entirely of the amortization of identified intangible assets which we recorded in connection with the Datamark acquisition. Specifically, customer relationships with an estimated value of $8.1 million are being amortized over their estimated useful lives of eight years, and non-compete agreements valued at $2.4 million are being amortized over their estimated useful lives of five years. A Datamark executive resigned from the Company on April 15, 2005, and beginning in the second quarter of 2005, the amortization of the fair value of his non-compete agreement was accelerated to correspond with the resulting decrease in the term of the non-compete, increasing to approximately $160,000 a quarter from $120,000.

Other Income (Expense).  Interest expense decreased by $17,000, or 2%, to $964,000 for the three months ended March 31, 2006 from $981,000 for the three months ended March 31, 2005.  The decrease resulted from the prepayment in March 2005 of the $1.7 million remaining balance on a bank term loan.  Interest and other income increased by $159,000 to $168,000 for the three months ended March 31, 2006 from $9,000 for the three months ended March 31, 2005.  The increase is primarily attributable to interest earned on increased cash balances and the implementation of improved cash management processes, including the use of interest bearing sweep accounts.

Income taxes.  Income tax expense increased by $329,000, or 77%, to $754,000 for the three months ended March 31, 2006 from $425,000 for the three months ended March 31, 2005.  The increase is due to our increased income from operations and interest income.  For the three months ended March 31, 2006, the effective tax rate was 41.8 percent.  Cash expenditures for income taxes totaled $53,000 for the three months ended March 31, 2006.

Net income.  Net income increased by $477,000, or 80%, to $1.1 million or $0.05 per basic and diluted share for the three months ended March 31, 2006, from net income of $600,000 or $0.03 per basic and diluted share for the three months ended March 31, 2005.

Liquidity and Capital Resources

The Company’s cash and cash equivalents increased by $3.7 million from $23.0 million at December 31, 2005 to $26.7 million at March 31, 2006. The increase from December 31, 2005 was primarily due to cash provided by operating activities of $5.4 million, offset by cash used for financing activities of $9,000 and cash used in investing activities of $1.7 million. Included in cash used for financing activities for the three months ended March 31, 2006 was $204,000 received from issuing additional common stock upon the exercise of stock options and a $137,000 tax benefit from the issuance of stock-based awards, offset by $258,000 paid for tax withholding on stock-based awards and $92,000 paid out under lease arrangements.  Included in cash used in investing activities for the three months ended March 31, 2006 were $1.4 million of property and equipment purchases and $308,000 of capitalized software development costs.

In October 2005, the Company restructured its bank credit facility and obtained the Revolver, which matures on October 30, 2007. The interest rate on the Revolver is equal to the bank’s prime rate (7.75% at March 31, 2006). The Revolver contains certain financial covenants, including requirements that the Company maintain a specified minimum ratio of quick assets to current liabilities and a specified minimum level of EBITDA.  The Revolver is secured by all of the Company’s assets. We were in compliance with all financial covenants contained in the Revolver as of March 31, 2006.

We expect our current cash and cash equivalents, together with cash generated from operations, to be at least sufficient to meet our working capital and capital expenditure requirements for the next twelve months.

Recent Accounting Pronouncements

On January 1, 2006 we adopted SFAS 123(R) using the modified-prospective transition method. Under this transition method, compensation cost recognized during the quarter ended March 31, 2006 includes: (a) compensation cost for all share-based awards granted prior to, but not yet vested as of, January 1, 2006 (including awards granted prior to January 1, 2003) based on the grant-date fair value and related service period estimated in accordance with the original provisions of SFAS 123 and (b) compensation cost for all share-based awards granted subsequent to January 1, 2006, based on the grant-date fair value and related service periods estimated in accordance with the provisions of SFAS 123(R). Under the provisions of the modified-prospective transition method, results for the three months ended March 31, 2005 have not been restated.

SFAS 123(R) clarifies and expands the guidance in SFAS 123 in several areas, including measuring fair value and attributing compensation cost to reporting periods. Changes prescribed by SFAS 123(R) include a requirement that we estimate forfeitures of share-based awards at the date of grant, rather than recognizing forfeitures as incurred as permitted by SFAS 123. As a result of adopting SFAS 123(R) we recognized an after-tax gain of $28,000 ($46,000 pre-tax), or $0.00 per diluted share, as the cumulative effect of this change in accounting principle. The adoption of SFAS 123(R) did not otherwise have a material effect on our condensed consolidated financial statements for the quarter ended March 31, 2006, and is not expected to have a material effect on our consolidated financial statements for the year ending December 31, 2006.

The Company’s condensed consolidated statements of cash flows include a line item that presents the cash flows resulting from income tax deductions in excess of compensation costs recognized on stock issued pursuant to share-based awards (“excess tax benefits”). Prior to adopting SFAS 123(R), we presented excess tax benefits as operating cash flows in the Condensed Consolidated Statements of Cash Flows. SFAS 123(R) requires that excess tax benefits be classified as financing cash flows. The $137,000 excess tax benefit classified as a financing cash inflow in the Condensed Consolidated Statements of Cash Flows for the quarter ended March 31, 2006 would have been classified as an operating cash inflow if we had not adopted SFAS 123(R).  In addition, as a result of adopting SFAS 123(R), certain balance sheet amounts associated with share-based compensation costs have been reclassified within the equity section of the balance sheet. This change in presentation had no net effect on our total equity.  Effective January 1, 2006, stock-based compensation expense has been reclassified from other stockholders’ equity into additional paid-in capital.

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which will require entities that voluntarily make a change in accounting principle to apply that change retrospectively to prior periods’ financial statements, unless this would be impracticable. SFAS 154 supersedes Accounting Principles Board Opinion No. 20, “Accounting Changes” (“APB 20”), which previously required that most voluntary changes in accounting principle be recognized by including in the current period’s net income the cumulative effect of changing to the new accounting principle. SFAS 154 also makes a distinction between “retrospective application” of an accounting principle and the “restatement” of financial statements to reflect the correction of an error. Another significant change in practice under SFAS 154 will be that if an entity changes its method of depreciation, amortization, or depletion for long-lived, non-financial assets, the change must be accounted for as a change in accounting estimate. Under APB 20, such a change would have been reported as a change in accounting principle. SFAS 154 applies to accounting changes and error corrections that are made in fiscal years beginning after December 15, 2005 and will have an effect on the Company to the extent the Company makes an accounting change or corrects an error.  SFAS l54 did not impact the transition provisions of other FASB pronouncements, including SFAS 123(R).  As such, the Company’s adoption of SFAS 123(R) using the modified prospective method resulted in the reflection of a cumulative effect of accounting change in the Condensed Consolidated Statement of Operations for the three months ended March 31, 2006.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position, operating results or cash flows due to adverse changes in financial market prices and rates. The Company is, or may become, exposed to market risk in the areas of changes in interest rates and changes in foreign currency exchange rates as measured against the United States dollar. These exposures are directly related to our normal operating and funding activities. Historically, and as of March 31, 2006, we have not used derivative instruments or engaged in hedging activities.

Additionally, the Company does not have significant exposure to changing interest rates on invested cash, which was $27.0 million at March 31, 2006. Historically we have invested available cash in overnight interest bearing accounts, money market accounts, certificates of deposit and investment grade commercial paper with maturities of three months or less, as well as debt securities of United States government agencies and corporate bonds. The Company’s investment policy requires that its investment portfolio be limited to investment securities of one year or less in maturity. As of March 31, 2006, all of our invested cash was in overnight interest bearing accounts, money market accounts or short-term certificates of deposit. As a result, the interest rate market risk implicit in these investments at March 31, 2006 was low. However, factors influencing the financial condition of securities issuers may impact their ability to meet their financial obligations and could impact the realizability of our securities portfolio. The Company has not undertaken any other interest rate market risk management activities.

A hypothetical ten percent change in market interest rates over the next year would not have a material effect on the fair value of the Company’s debt instruments or our cash equivalents nor would it materially impact the earnings or cash flow associated with our cash investments. See Note 3 to the Condensed Consolidated Financial Statements for further information on the fair value of the Company’s debt obligations. Although the Revolver bears interest at an adjustable rate equal to the prime rate, a hypothetical ten percent change in the market rates as of March 31, 2006 would not have a material effect on our earnings and cash flows in 2006, because we expect drawings on our line of credit during 2006, if any, to be for short-term working capital needs.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains a Disclosure Committee, comprised of the Chief Executive Officer, President and Chief Operating Officer, Chief Financial Officer, Chief Executive Officer of Datamark, Chief Operating Officer of Datamark, President of eLearning Division, General Counsel, Chief Technology Officer and Director of Corporate Accounting. The Company is required to maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of March 31, 2006, the Company carried out an evaluation, under the supervision of the Disclosure Committee, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, and because of the material weakness discussed below, the Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2006, the Company’s disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

Except for the remediation efforts described below as occurring during the first quarter of 2006, there were no other changes in the Company’s internal control over financial reporting during the first quarter of 2006 which have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

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

As previously disclosed in the Company’s public filings, since this material weakness was first identified in late 2004, the Company has taken a number of actions to remediate it:

•                                          The Company has increased the scope and frequency of its contacts with outside advisors, such as tax consultants and tax counsel. This process began in the third quarter of 2004 and continues as of the date of this filing.

•                                          The Company initiated a study of sales and use tax for both operating divisions which was completed by management during the third quarter of 2005 and reviewed by an outside advisor during the fourth quarter of 2005. That study revealed that the Enrollment division could have liability for uncollected sales and use tax in various states. Accordingly, in January 2006, the Company retained outside tax counsel to conduct a more detailed analysis of the issue. The detailed analysis was substantially completed in the first quarter of 2006.

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

The Company will continue to be vigilant in reviewing and identifying areas of improvement in its internal controls over financial reporting and creating and implementing new policies and procedures as deemed appropriate. To facilitate this process, the Company has created an internal audit function. Our internal auditors have completed their initial risk assessment and are currently working with management and the Audit Committee to design and implement an audit plan for 2006.

PART II

OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2006, the Company disclosed that in December 2005 Arthur Benjamin, formerly Datamark’s Chief Executive Officer, filed a lawsuit against the Company in the United States District Court, District of Utah captioned Arthur Benjamin vs. Datamark, Inc. and eCollege.com. The Company filed a motion to dismiss or in the alternative stay the litigation pending arbitration, and to compel arbitration, and on April 5, 2006, following briefings and oral arguments by the parties, the Court issued an order granting the Company’s motions to stay the litigation pending arbitration and compel arbitration, finding that the claims asserted by the parties should be arbitrated in accordance with the arbitration clause contained in Mr. Benjamin’s employment agreement with Datamark.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors as previously disclosed under Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 6. EXHIBITS

The following is a list of exhibits filed as part of this Report on Form 10-Q.

Exhibit Number	Description
10.32	Fourth Amendment to Lease dated March 2006 between Boyd Enterprises Utah, L.L.C. and Datamark, Inc.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in Chicago, Illinois, on this 9th day of May, 2006.

eCollege.com

/s/ Oakleigh Thorne
Name: Oakleigh Thorne
Title: Chief Executive Officer and Chairman of the Board
of Directors
(principal executive officer)

/s/ Reid E. Simpson
Name: Reid E. Simpson
Title: Chief Financial Officer
(principal financial officer)