Form 10-Q
period 2006-06-30
ECOLLEGE COM
filed 2006-08-09
CIK 1085653

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Indicate by check mark whether the registrant is a shell company  (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

As of August 7, 2006, 22,212,691 shares of our common stock were outstanding.

FORM 10-Q

For the Three and Six Months Ended June 30, 2006

PART I

FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

eCollege.com and subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	June 30, 2006	December 31, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$22,693	$23,037
Accounts receivable, net of allowances of $202 and $272, respectively	19,056	13,911
Accrued revenue receivable	1,391	1,191
Deferred income taxes	2,287	2,146
Other current assets	2,717	1,419
Total current assets	48,144	41,704

Property and equipment, net	7,985	6,101
Software development costs, net	3,190	2,859
Other assets	1,024	1,114
Deferred income taxes	17,660	18,806
Intangible assets, net	7,918	8,745
Goodwill	54,745	54,745
TOTAL ASSETS	$140,666	$134,074
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$6,731	$8,157
Other accrued liabilities	6,364	6,733
Customer advances	1,357	1,273
Deferred revenue, current portion	5,577	2,493
Current income taxes	—	33
Current portion of capital lease obligations	498	320
Total current liabilities	20,527	19,009

LONG-TERM LIABILITIES:
Deferred revenue, net of current portion	42	26
Other liabilities	201	322
Long-term debt	18,846	20,023
Capital lease obligations	825	250
Total long-term liabilities	19,914	20,621
Total liabilities	40,441	39,630

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, no par value; 5,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value, 50,000 shares authorized, 22,169 and 22,002 shares issued, respectively, and 22,154 and 21,987 shares outstanding, respectively	222	220
Additional paid-in capital	146,751	139,943
Treasury stock at cost, 15 shares	(148)	(148)
Warrants, restricted stock rights, and options for common stock	3,304	6,982
Deferred compensation	—	(2)
Accumulated deficit	(49,904)	(52,551)
Total stockholders’ equity	100,225	94,444
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$140,666	$134,074

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these consolidated balance sheets.

eCollege.com and subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
REVENUE:
Student fees	$11,737	$8,891	$22,581	$17,702
Campus and course fees	302	303	554	590
Other eLearning	1,126	817	2,059	1,724
Direct mail	9,060	7,176	18,033	15,708
Interactive marketing	4,375	4,310	9,054	7,441
Media placement services	880	930	1,660	1,788
Other enrollment marketing	846	660	1,809	1,933
Total revenue	28,326	23,087	55,750	46,886

COST OF REVENUE:
eLearning and corporate cost of revenue	3,900	3,025	7,124	5,782
Enrollment marketing cost of revenue	11,442	8,774	22,567	17,873
Total cost of revenue	15,342	11,799	29,691	23,655
Gross profit	12,984	11,288	26,059	23,231

OPERATING EXPENSES:
Product development	2,142	1,678	4,327	3,444
Selling and marketing	2,745	2,617	5,412	5,117
General and administrative	4,270	2,907	9,480	8,214
Amortization of intangible assets	414	414	827	786
Total operating expenses	9,571	7,616	20,046	17,561
INCOME FROM OPERATIONS	3,413	3,672	6,013	5,670

OTHER INCOME (EXPENSE):
Interest income and other income	285	71	466	80
Interest expense	(1,222)	(933)	(2,199)	(1,914)
INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	2,476	2,810	4,280	3,836

INCOME TAXES:
Provision for income tax	(907)	(1,251)	(1,661)	(1,676)
NET INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	$1,569	1,559	$2,619	$2,160
Cumulative Effect of Accounting Change, Net of Tax	—	—	28	—
NET INCOME	1,569	1,559	2,647	2,160

EARNINGS PER SHARE:
Basic Net Income Before Cumulative Effect of Accounting Change	0.07	0.07	0.12	0.10
Cumulative Effect of Accounting Change	0.00	0.00	0.00	0.00
BASIC EARNINGS PER SHARE	$0.07	0.07	$0.12	$0.10
Diluted Net Income Before Cumulative Effect of Accounting Change	0.07	0.07	0.11	0.10
Cumulative Effect of Accounting Change	0.00	0.00	0.00	0.00
DILUTED EARNINGS PER SHARE	$0.07	0.07	$0.11	$0.10

WEIGHTED AVERAGE SHARES OUTSTANDING—BASIC	22,157	21,796	22,097	21,571
WEIGHTED AVERAGE SHARES OUTSTANDING—DILUTED	23,159	22,262	23,080	22,111

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

eCollege.com and subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Six Months Ended
	June 30, 2006	June 30, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,647	$2,160
Adjustments to reconcile net income to net cash provided by operating activities—
Provision for doubtful accounts	(47)	192
Depreciation	1,699	1,387
Amortization of capitalized internal-use software development costs	340	271
Amortization of intangible assets	827	786
Amortization of debt issuance costs and discounts on debt	648	124
Interest accrued on long-term debt	—	336
Loss on early retirement of debt	226	—
Stock-based compensation	2,043	1,103
Loss on disposition of equipment, net	7	15
Cumulative Effect of Accounting Change	(28)	—
Deferred income taxes	987	1,673
Changes in-
Accounts receivable and accrued revenue receivable	(5,297)	(4,123)
Other current assets	(1,297)	(755)
Other assets	(22)	(334)
Accounts payable and accrued liabilities	(1,796)	(594)
Deferred revenue and customer advances	3,184	2,609
Other liabilities	(207)	(31)
Net cash provided by operating activities	3,914	4,819
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,624)	(1,626)
Capitalized software costs	(671)	(957)
Net cash used in investing activities	(3,295)	(2,583)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	748	4,482
Payment on seller notes	(1,936)	—
Payments on capital equipment leases	(212)	(93)
Tax benefit from the issuance of stock-based awards	437	—
Payments on term loan	—	(1,917)
Net cash (used in) provided by financing activities	(963)	2,472
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(344)	4,708
CASH AND CASH EQUIVALENTS, beginning of period	23,037	8,223
CASH AND CASH EQUIVALENTS, end of period	$22,693	$12,931

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

 eCollege.com and subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Organization and Nature of Business

Company History

eCollege.com is incorporated in the state of Delaware. eCollege International, Inc. is a wholly owned subsidiary of eCollege.com and was incorporated in the state of Colorado on January 9, 2002. On October 31, 2003, eCollege.com acquired all of the capital stock of Datamark, Inc., a Delaware corporation (“Datamark”), at which time Datamark became a wholly owned subsidiary of eCollege.com. eCollege.com and its wholly owned subsidiaries are collectively referred to herein as “eCollege” or the “Company.” Datamark is referred to herein as “Datamark” or the “Enrollment division.”

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

Datamark provides integrated enrollment marketing services, primarily to the proprietary post-secondary school industry. Datamark’s products and services focus on recruiting (lead generation), enrollment (lead conversion) and student retention. Lead generation products consist primarily of direct mail, interactive marketing and media placement solutions that are designed to attract the interests of the most likely candidates for enrollment. Enrollment products and services include lead conversion systems and training to enhance the performance of our customers’ admissions employees, as well as post-lead communication campaigns to increase the number of leads that actually convert into enrollments. Retention marketing products and services include a suite of tools for identifying “at risk” students, communication plans to motivate those students stay in school and response plans to keep track of students as they progress through their programs.

(2) Summary of Significant Accounting Policies

Consolidation and Operating Segments

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such regulations. It is suggested that these condensed consolidated financial statement be read in conjuction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The unaudited condensed consolidated financial statements reflect all adjustments and disclosures that are, in the opinion of management, necessary for a fair presentation. All such adjustments are of a normal recurring nature. The results of operations for the interim period ended June 30, 2006 are not necessarily indicative of the results for the full fiscal year.

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

Revenue Recognition

The majority of the Company’s revenue for the three and six months ended June 30, 2006 was generated from enrollment fees for students enrolled in online courses, direct mail advertising campaigns and interactive marketing services. The Company also generated revenue from media placement services. Other eLearning revenue includes service fees for academic, technical and other professional consulting services. Other enrollment marketing revenue consists of fees from admissions training, retention, admissions shopper and research services and bundled lead generation and admissions services.

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

The majority of eLearning division revenue is earned by charging a per-enrollment student technology service fee to customers for access to their online distance education courses and our help desk. A smaller percentage of revenue is generated by our eCompanion online campus-based course supplements, for which we typically charge an annual license fee for up to a predetermined number of users. For Program Administration Solutions, which include our online portal products as well as program management, reporting and evaluation services, the Company generally charges a one time set-up and design fee to implement an online campus and an annual license, hosting and maintenance fee for access to software. We sell our professional services on a fixed-fee contract basis as well as a standard hourly rate basis.

Student fees are recognized on a per enrollment basis over each course’s specific academic term or over the length of the student fee license purchased by the customer, depending upon contract terms. An enrollment is generally defined as one user in one course for one academic term. No billing occurs, and no revenue is recognized, for cancelled classes and student withdrawals or drops that occur before the agreed-upon enrollment census date. Revenues from our eCompanion product are recognized on a straight-line basis over the contract year. Campus license, hosting and maintenance fees, including the design and development of a customer’s campus, are recognized on a straight-line basis from the campus launch date through the end of the relevant contract period or the expected life of the customer relationship, whichever is greater. The average recognition period for these campus fees is approximately three years.

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

It is the Enrollment division’s practice to execute contracts or work orders of various lengths for direct mail advertising campaigns, typically for up to three months in duration.  In most cases, individual direct mail projects take 10 to 18 business days to complete with payments due two days before marketing materials are mailed. Fees are determined based on the number of pieces mailed, and the associated revenue is recognized when the marketing materials are mailed.  Revenue from direct mail services includes all applicable postage costs.

Interactive media arrangements usually range from three months to one year in duration. Pricing is typically based on a fee-per-lead-generated model, with an initial up front payment or deposit due at the time the customer’s agreement is signed and monthly invoices thereafter based on the number of leads generated.  Payments received are recorded as customer advances (a liability) until the leads are generated, at which point the revenue is recognized.

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

Datamark generally enters into master services agreements with larger customers for whom we provide media placement services.  Datamark charges customers for the cost of the advertisement placed with a third-party media supplier (i.e. newspaper, television, radio station, etc.), in addition to a commission for work performed.  Revenue is recognized when the media advertisements are run by the third-party media supplier. Revenue is recorded on a net basis, meaning that the Company includes in consolidated revenue only commissions charged, not the gross amount of fees invoiced to, and collected from, customers. Accordingly, the Company excludes the direct cost of the advertisement charged by the media supplier from cost of revenue in the condensed consolidated statements of operations.

Other enrollment marketing revenue sources include retention services, admissions training, admissions shopper, research services and bundled lead generation and admissions services. Student retention services agreements have terms of not less than six months and are typically one year in length. Datamark charges a fee based on the number of students actively enrolled in a particular month, as well as a one-time product implementation fee that is recognized as revenue over the contract period. Contracts for admissions training, admissions shopper and research services are negotiated based on scope of work. These services are provided on an hourly or project rate and revenues are recognized when services are performed. For its bundled lead generation and admissions services, Datamark receives a share of tuition revenue per enrollment. Such revenues are recognized at the time the leads are enrolled and attending class.

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

Revenue that is recognized is reflected as accrued revenue receivable on the condensed consolidated balance sheets to the extent that the customer has not yet been billed for such services. The Company records deferred revenue, which is reflected as a liability on the condensed consolidated balance sheets, for amounts received from or billed to customers in excess of revenue that has been earned.

Stock-Based Compensation

Effective January 1, 2003, we adopted the fair value recognition provisions of  Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,”  as amended by SFAS No. 148,  “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123”  (“SFAS 123”), using the prospective adoption method. Under this method of adoption, compensation expense was recognized over the related service periods based on the fair value of employee stock awards granted on or after January 1, 2003. Under SFAS 123, stock awards granted in periods prior to January 1, 2003 continued to be accounted for under the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25,  “Accounting for Stock Issued to Employees”  (“APB 25”).

On January 1, 2006 we adopted SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), using the modified-prospective transition method. Under this transition method, compensation cost recognized during the three and six months ended June 10, 2006 includes: (a) compensation cost for all share-based awards granted prior to, but not yet vested as of, January 1, 2006 (including awards granted prior to January 1, 2003) based on the grant-date fair value and related service period estimated in accordance with the original provisions of SFAS 123 and (b) compensation cost for all share-based awards granted subsequent to January 1, 2006, based on the grant-date fair value and related service periods estimated in accordance with the provisions of SFAS 123(R).

SFAS 123(R) clarifies and expands the guidance in SFAS 123 in several areas, including measuring fair value and attributing compensation cost to reporting periods. Changes prescribed by SFAS 123(R) include a requirement that we estimate forfeitures of share-based awards at the date of grant, rather than recognizing forfeitures as incurred as permitted by SFAS 123. As a result of adopting SFAS 123(R), in the first quarter of 2006 we recognized an after-tax gain of $28,000 ($46,000 pre-tax), or $0.00 per diluted share, as the cumulative effect of this change in accounting principle. The adoption of SFAS 123(R) did not otherwise have a material effect on our condensed consolidated financial statements for the three and six months ended June 30, 2006, and is not expected to have a material effect on our consolidated financial statements for the year ending December 31, 2006.

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

Stock-based compensation expense for the three months ended June 30, 2006 totaled approximately $1.0 million and included $8,500 for stock options, $94,000 for the ESPP, $360,000 for restricted share rights, $502,000 for stock appreciation rights and $85,000 for deferred stock units.  Stock-based compensation expense for the three months ended June 30, 2005 totaled approximately $239,000 and included $4,000 for stock options, $121,000  for the ESPP, $(322,000) for restricted share rights, $435,000 for stock appreciation rights and $0 for deferred stock units.  Stock-based compensation expense for the six months ended June 30, 2006 totaled approximately $2.0 million and included  $18,700 for stock options, $210,000 for the ESPP, $685,000 for restricted share rights, $981,000 for stock appreciation rights  and $123,000 for deferred stock units.  Stock-based compensation expense for the six months ended June 30, 2005 totaled approximately $1.1 million and included $9,200 for stock options, $283,000 for the ESPP, $136,000 for restricted share rights, $674,000 for stock appreciation rights  and $0 for deferred stock units.

Three Datamark employees left the Company during the second quarter of 2005 before their stock awards were fully vested.   As a result, stock-based compensation for the three and six months ended June 30, 2005 reflects the reversal of $668,000 in previously recognized expense related to restricted share rights and $38,000 in previously recognized expense related to stock appreciation rights.

For the three months ended June 30, 2006 and June 30, 2005, $11,300 and $0, respectively, of stock-based compensation was capitalized as a component of software development costs.  For the six months ended June 30, 2006 and June 30, 2005, $20,100 and $0, respectively, of stock-based compensation was capitalized as a component of software development costs. The total income tax benefit recognized for these plans was $369,000 and $29,000 for the three months ended June 30, 2006 and 2005, respectively, and $693,000 and $133,000 for the six months ended June 30, 2006 and 2005, respectively.

At June 30, 2006, unrecognized compensation cost relating to non-vested stock awards totaled $9.8 million.  The cost of these non-vested awards is expected to be recognized over a weighted average remaining vesting period of 3.2 years.

Because the Company adopted SFAS No. 123(R) using the modified-prospective transition, it did not restate prior period results.  Pro forma disclosure of the Company’s net income using the fair value-based accounting model for awards granted prior to January 1, 2003 is shown below for the three and six months ended June 30, 2005 (in thousands, except per share data):

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net income
As reported	$1,559	$2,160
Add back: Stock-based compensation expense, as reported, net of tax	147	678
Subtract: Stock-based compensation expense, pro forma net of tax	(162)	(710)
Pro forma income	$1,544	$2,128
Net income per share, basic:
As reported	$0.07	$0.10
Pro forma	$0.07	$0.10
Net income per share, diluted:
As reported	$0.07	$0.10
Pro forma	$0.07	$0.10

The table below summarizes the awards granted and the respective fair values (in thousands, except per share data) of those awards for the three and six month periods ended June 30, 2006 and 2005.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
Deferred stock units granted to non-employee board members:
Shares underlying awards	2,000	—	2,000	—
Aggregate fair value of awards	$38	$—	$38	$—
Weighted average grant date fair value	19.11		19.11

Stock appreciation rights granted to employees:
Shares underlying awards	90,000	30,000	90,000	1,170,000
Aggregate fair value of awards	$867	$150	$867	$6,103
Weighted average grant date fair value	9.63	5.02	9.63	5.22

Restricted stock awards granted to employees:
Shares underlying awards	10,111	4,409	18,426	13,208
Aggregate fair value of awards	$227	$52	$393	$166
Weighted average grant date fair value	22.41	11.79	21.31	12.57

Restricted stock awards granted to non-employee contractors:
Shares underlying awards	3,450	—	3,450	—
Aggregate fair value of awards	$68	$—	$68	$—
Weighted average grant date fair value	19.70	—	19.70	—

Employee stock purchase plan:
Shares underlying awards	53,005	103,464	53,005	103,464
Aggregate fair value of awards	$336	$461	$336	$461
Weighted average grant date fair value	6.34	4.46	6.34	4.46

The Company estimated the fair value of employee stock purchase plan awards using the Black-Scholes option pricing model and estimated the fair value of stock appreciation rights using a Monte Carlo simulation for an Asian type award. The following assumptions were used:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
Stock appreciation rights granted to employees:
Expected lives outstanding	5.0 years	4.7 years	5.0 years	4.7 years
Expected volatility	55.0%	77.0%	55.0%	77.0%
Risk-free interest rates	5.0%	4.1%	5.0%	4.3%
Expected dividend yield	0%	0%	0%	0%

Employee stock purchase plan
Expected lives outstanding	1.0 year	1.0 year	1.0 year	1.0 year
Expected volatility	38.0%	66.0%	38.0%	66.0%
Risk-free interest rates	5.0%	3.3%	5.0%	3.3%
Expected dividend yield	0%	0%	0%	0%

The estimated fair values of these awards are being amortized over the applicable vesting period.

Employee Stock Options

The 1999 Plan is the successor equity incentive program to the Company’s 1997 Stock Option Plan (the “1997 Plan”).  Prior to the third quarter of 2003, share awards under these programs were issued primarily in the form of stock options, which allow employees to purchase shares of common stock at a set price upon the completion of vesting requirements. All outstanding options under the 1997 Plan were incorporated into the 1999 Plan upon its inception, and no further option grants will be made under the 1997 Plan. All information disclosed below includes options issued under the 1999 Plan and the 1997 Plan (collectively, the “Plans”). Options granted may be incentive or non-qualified options.  Options vest over various terms, with a maximum vesting period of five years, and expire after a maximum of ten years. At June 30, 2006, 6.8 million shares had been authorized for issuance under the Plans, of which 1.6 million shares remained available for grant.

The following table summarizes the employee stock option activity during the six months ended June 30, 2006 (in thousands, except per share data).

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($000)
Outstanding, December 31, 2005	1,007	5.40
Granted	—	—
Forfeited or canceled	(1)	11.36
Exercised	(75)	3.63
Outstanding, June 30, 2006	931	5.56	3.9	$19,677
Exercisable at June 30, 2006	905	5.44	3.9	$19,137

The total intrinsic value of employee stock options exercised was $1.4 million and $424,000, respectively, during the six months ended June 30, 2006 and 2005. The total cash received from employees as a result of stock option exercises for the six months ended June 30, 2006 and 2005 was approximately $298,000 and $214,000, respectively. The tax benefit realized as a result of the stock option exercises was $11,000 and $11,000, respectively, for the six months ended June 30, 2006 and 2005.

On February 1, 2005, 955,760 of 1,000,000 options held by Blumenstein/Thorne Information Partners I, L.P (“BTIP”), an investment fund affiliated with the Company’s Chief Executive Officer, were exercised at a price of $3.875 per share.  An additional 16,575 options were exercised on March 23, 2005 at the same exercise price.

Restricted Share Rights

Restricted share rights offer employees and consultants the opportunity to earn shares of the Company’s common stock over time. These rights generally vest over three to four years. The Company recognizes the issuance of the shares related to these stock-based compensation awards and the related compensation expense on a straight-line basis over the vesting period. On June 15, 2006, the Company granted a total of 3,450 restricted share rights to certain key software programmers employed by Virtusa Corporation, the Company’s Sri Lanka based software contractor. In accordance with EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” the stock-based compensation expense associated with these rights is based on the intrinsic value of the awards and will be remeasured at each reporting date through the vesting date. These rights vest over 34 months.

The following table summarizes the restricted stock award activity during the first six months of 2006 (in thousands, except per share data).

	Shares	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2005	205	$17.66
Granted	21	$21.11
Forfeited or canceled	(7)	$13.01
Vested	(60)	$18.12
Outstanding, June 30, 2006	159	$18.11
Granted
Forfeited or canceled
Vested
Outstanding, June 30, 2006

The total fair value of restricted shares vested during the six months ended June 30, 2006 and 2005 was $1.3 million and $283,000, respectively.

Stock Appreciation Rights

On March 23, 2005, the Company granted stock appreciation rights to executives and selected other key employees.  On May 2, 2005, the Company granted stock appreciation rights to an executive in connection with a promotion, and on May 8, 2006, the Company granted stock appreciation rights to a newly-hired executive. The rights will be settled in stock.  Each grant is separated into five different levels of base prices.  The base price for the first level is 10% higher than the closing price of the common stock on the grant date, and the base price for each successive level is 10% higher than the previous level.  Except in the case of a change in control of the Company, as described below, a participant will receive a distribution with respect to the shares of common stock in each grant level only if the average closing price of our common stock for the last quarter in the five-year term beginning on the grant date exceeds the base price for such shares.  Each participant may elect to receive a distribution with respect to 10% of the rights he or she was granted after the third anniversary of the grant and with respect to an additional 10% after the fourth anniversary.  In the event of a change in control, participants will be entitled to receive a distribution with respect to a specified percentage of the shares granted (50% if the change in control occurs on September 13, 2004, increasing by 1/36 each month to 100% on September 13, 2007), and will forfeit the right to receive a distribution with respect to the unvested portion of the shares. The number of shares of common stock issued following a change in control will be based on the difference between the base prices and the share price as of the date the change in control occurs.

The following table summarizes the stock appreciation rights activity during the six months ended June 30, 2006 (in thousands, except per share data).

	Shares	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2005	1,966	$4.63
Granted	90	9.63
Forfeited or canceled	(11)	4.63
Vested	—	—
Outstanding, June 30, 2006	2,045	$5.08

Deferred Stock Units

On February 15, 2005, the Board of Directors approved the eCollege.com 2005 Outside Directors Compensation Plan (the “Directors Compensation Plan”), which provides for the payment of cash and stock-based compensation to non-employee directors of the Company. The Directors Compensation Plan provides that on the first business day in January of each year beginning in 2006 for Robert H. Mundheim and 2007 for the other incumbent non-employee directors, each non-employee director will receive a grant of 2,000 deferred stock units. Each deferred stock unit is equal to the value of one share of common stock of the Company and constitutes the right to a distribution of one share. Compensation expense is based on the intrinsic value of the award, recognized over the requisite service period and remeasured at each reporting date through the vesting date.  On January 3, 2006, Mr. Mundheim received a grant of 2,000 deferred stock units. Such units were fully vested on the date of grant, and Mr. Mundheim will receive his distribution on the date on which his service as a non-employee director terminates.

The following table summarizes the deferred stock unit award activity during the six months ended June 30, 2006 (in thousands, except per share data).

	Shares	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2005	—	—
Granted	2	$19.11
Forfeited or canceled	—	—
Vested	—	—
Outstanding, June 30, 2006	2	$19.11

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

	Shares	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2005	103	4.46
Granted	53	$6.34
Forfeited or canceled	—	—
Vested	(103)	4.46
Outstanding, June 30, 2006	53	$6.34

Goodwill and Identified Intangible Assets with Indefinite Lives

Goodwill and purchased intangible assets with indefinite useful lives are not amortized.  The Company reviews goodwill and identified intangible assets with indefinite lives for impairment annually and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable.  The goodwill impairment review is performed using a two-step impairment test. For purposes of this test we have identified two reporting units, which are the same as our reportable segments (see Note 5). In the first step of the goodwill analysis, which screens for impairment, the Company compares the fair value of a reporting unit to its carrying value. If the carrying value exceeds the fair value, the second step must be completed to determine the amount impaired. In the second step, the Company compares the carrying value to the implied fair value of the goodwill under a theoretical purchase allocation scenario.

The impairment review of the identified intangible assets with indefinite lives consists of a comparison of the fair value of an intangible with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to such excess. After an impairment loss is recognized, the adjusting carrying amount of the intangible asset is its new accounting basis.

As of June 30, 2006, the Company’s management believes that there were no indications of impairment of the Company’s goodwill or intangible assets with indefinite lives.

Identified Intangible Assets with Finite Lives

Intangible assets with finite lives are amortized using the straight-line method over the estimated economic lives of the assets, ranging from five to eight years. The Company reviews long-lived assets to be held and used for impairment whenever there is an indication that the carrying amount may not be recoverable from future estimated cash flows.  In April 2005, a Datamark executive officer resigned from the Company, and the amortization of the fair value of his non-compete agreement has been accelerated to correspond with the resulting decrease in the term of the non-compete agreement. Beginning in the second quarter of 2005, quarterly amortization expense increased to approximately $160,000 from $120,000 as a result of the acceleration.  As of June 30, 2006, the Company’s management believes that there were no indications of impairment of the Company’s identified intangible assets with finite lives.

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

The Company’s effective tax rate of 37% and 39%, respectively for the three and six months ended June 30, 2006 reflects the impact of non-deductible stock compensation, interest and other expenses. The effective tax rate also reflects a reduction of the valuation reserves maintained against certain deferred tax assets related to state net operating loss carryforwards.

Earnings Per Share

Basic earnings per share is computed by dividing net income for the period by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by: (i) adjusting net income for the effects, if any, of assuming the conversion of certain convertible securities; and (ii) adjusting the weighted average number of shares outstanding for the effects, if any, of common shares issuable upon the conversion or exercise of certain securities such as warrants and options for common stock outstanding during the period, if the effect of such adjustments is dilutive. Certain options, warrants and other common stock equivalents were dilutive as of June 30, 2006 and June 30, 2005 and, using the treasury stock method, resulted in an additional 1,002,185 and 983,543, respectively, weighted-average common shares outstanding for the computation of diluted earnings per share for the three and six months ended June 30, 2006 and an additional 466,025 and 540,349, respectively, weighted-average common shares outstanding for the computation of diluted earnings per share for the three and six months ended June 30, 2005.  Common stock equivalents for the three and six months ended June 30, 2006 which would have been included except for their anti-dilutive effect are 53,235 and 57,850, respectively.  Common stock equivalents for the three and six months ended June 30, 2005 that would have been included except for their anti-dilutive effect are 749,476 and 774,866, respectively.

On February 1, 2005, 955,760 of 1,000,000 options held by BTIP were exercised at a price of $3.875 per share.  An additional 16,575 options were exercised by BTIP on March 23, 2005 at the same exercise price.

The Company has not paid cash dividends on its stock, and is currently precluded from doing so under its borrowing agreements.

Accounts Receivable

The terms of our accounts receivable are predominantly net 30 for the eLearning division and net 15 for the Enrollment division. The Company maintains an allowance for doubtful accounts based upon management’s estimate of the expected collection of accounts receivable. At June 30, 2006 and December 31, 2005, the allowance for doubtful accounts was $202,000 and $272,000, respectively, and accounts receivable net of allowances totaled $19.1 million and $13.9 million, respectively.

Foreign Currency

The Company transacts business outside of the United States in the currency of the foreign country.  This includes the receipt of payments from customers and payments to vendors.  In accordance with SFAS No. 52, “Foreign Currency Translation,” the Company values the foreign currency on a transaction basis and the gain or loss is included in net income.  For the three months ended June 30, 2006 and 2005, the Company recognized foreign currency exchange loss of approximately $2,000 and $10,000, respectively.  For the six months ended June 30, 2006 and 2005, the Company recognized foreign currency exchange gain (loss) of approximately $9,814 and ($20,000), respectively.

Software Development Costs

The Company’s activities include ongoing development of internal-use software used in connection with delivery of services via its proprietary software platform and network. Pursuant to the provisions of the AICPA’s Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” costs incurred during the application development stage are capitalized and costs incurred during the preliminary project and post-implementation stages are expensed as incurred.  The Company capitalized $362,000 and $416,000 in software development costs for the three months ended June 30, 2006 and 2005, respectively. The Company capitalized $671,000 and $957,000 in software development costs for the six months ended June 30, 2006 and 2005, respectively. Given the Company’s ongoing investment and development, the Company expects to incur costs for the development of internal-use software in the future that are required to be capitalized and amortized over the software’s estimated useful life.

Capitalized software development costs are amortized using the straight-line method over their estimated useful lives, generally three years. Amortization begins when the software is ready for its intended use. The Company recorded $192,000 and $129,000 of amortization expense for the three months ended June 30, 2006 and 2005, respectively; such amortization included $2,308 and $0, respectively, of stock-based compensation costs.  The Company recorded $339,000 and $271,000 of amortization expense for the six months ended June 30, 2006 and 2005, respectively; such amortization included $4,407 and $0, respectively, of stock-based compensation costs.

Other Accrued Liabilities

Other accrued liabilities consist primarily of accrued compensation expense and related taxes, as well as other accrued expense items as of each reporting date as shown below (in thousands):

	June 30, 2006	December 31, 2005
Accrued compensation and related taxes	$2,940	$3,401
Other accruals	3,424	3,332
Total other accrued liabilities	$6,364	$6,733

(3) Debt

Revolving Line of Credit

In October 2005, the Company restructured its bank credit facility and obtained a $15.0 million revolving line of credit (the “Revolver”) that matures on October 31, 2007. The interest rate on the Revolver is equal to the bank’s prime rate (8.25% at June 30, 2006). The Revolver contains certain financial covenants, including requirements that the Company maintain a specified minimum ratio of quick assets to current liabilities and a specified minimum level of Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”).  The Revolver is secured by all of the Company’s assets. As of June 30, 2006, the Company had no borrowings under the Revolver and was in compliance with all financial covenants.

Long-Term Debt

Subordinated Notes

In conjunction with the acquisition of Datamark, in October 2003, the Company issued $20.0 million in senior subordinated secured notes (“Senior Subordinated Notes”) to a lender. The Senior Subordinated Notes require principal payments due in $5.0 million quarterly increments beginning December 31, 2007, with interest payments due quarterly beginning on December 31, 2003, at a rate of 12.5% per annum. The Senior Subordinated Notes are secured by all of the Company’s assets. In connection with the issuance of the Senior Subordinated Notes, the Company issued to the lender warrants to purchase 200,000 shares of common stock. The Company allocated $3.3 million of financing proceeds to the warrants based upon their fair value, which was estimated using the Black-Scholes option pricing model. The remaining $16.7 million of financing proceeds was allocated to the Senior Subordinated Notes. The discount attributable to the value of the warrants is being amortized as interest expense over the five-year term of the Senior Subordinated Notes. The Senior Subordinated Notes contain certain financial covenants, including minimum quick ratio, minimum tangible net worth, minimum debt service coverage and minimum EBITDA. The Company was in compliance with all financial covenants as of June 30, 2006.

Also in connection with the acquisition of Datamark in October 2003, the Company issued notes totaling $12.0 million to the selling stockholders (the “Seller Notes”).  The Seller Notes, with interest and principal due in 2008, were comprised of a series of notes issued to the selling stockholders, aggregating to $7.0 million (face amount), which bore simple interest at a rate of 10.0% per annum and another series of notes, aggregating to $5.0 million (face amount), which bear  interest at a rate of 10.0%, compounded annually. All of the simple interest notes, as well as $3.0 million (face amount) of the annually compounding notes, were repaid in 2004. In June 2006, the Company repaid an additional $1.5 million (face amount) of the annually compounding notes. The Company recorded $8.9 million for the Seller Notes at the time of their issuance based upon their estimated fair value, resulting in a discount in the original amount of $3.1 million, which was being amortized over the term of the debt using the effective interest method.  The effective interest rate on these notes, including the amortization of the recorded discount, is 14.9%.  The fair value of the Seller Notes was determined by an independent third party who considered, among other factors, the effective interest rate of the Senior Subordinated Notes, and other comparable debt securities.

Due to the discounts on the Senior Subordinated Notes and Seller Notes, any payment of these debt obligations prior to their maturity results in additional interest expense due to the realization of the unamortized portions of the costs and discounts recorded. The early repayment of $1.9 million carrying value ($1.5 million face value) of Seller Notes during the second quarter of 2006 resulted in a $226,000 charge for the write-off of unamortized discount. There is approximately $75,000 of discounts recorded against the $500,000 (face value) of Seller Notes outstanding at June 30, 2006. The Senior Subordinated Notes also contain a provision that provides for the acceleration of all interest payments due through October 31, 2006 upon early extinguishment of the debt prior to October 31, 2006.

Capital Lease Obligations

The Company has acquired certain computer hardware and software and a printing press under three capital leases provided by the vendor.  The principal terms of the leases are as follows:

Lease Date	Term	Imputed Interest Rate	Balance Outstanding at June 30, 2006
January 2004	3 years	8.4%	$75
April 2005	3 years	7.5%	337
February 2006	3 years	5.3%	474
May 2006	5 years	7.5%	437
			$1,323

Schedules of Long-Term Debt and Capital Lease Obligations

The following is a summary of the Company’s long-term debt and capital lease obligations as of June 30, 2006 and December 31, 2005, respectively (in thousands):

	June 30, 2006	December 31, 2005
Seller notes, principal of $1.5 million and $2.0 million	$570	$2,118
Senior subordinated notes, principal of $20.0 million	18,276	17,906
Capital lease obligations	1,323	569
Total	20,169	20,593
Less current portion	(498)	(320)
Long-term portion	$19,671	$20,273

The following is a schedule by year of future principal debt payments, as of June 30, 2006. Amounts represent the contractual cash payments of our debt and exclude debt discounts discussed above (in thousands):

Period ending December 31,	Senior Subordinated Notes	Seller Notes	Capital Leases	Total
2006	$—	$—	$289	$289
2007	5,000	—	438	5,438
2008	15,000	500	333	15,833
2009 and thereafter			263	263

Principal of debt obligations	$20,000	$500	$1,323	$21,823

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

The Company believes that all disputes between the Company and Mr. Benjamin must be resolved in arbitration in accordance with the terms of the employment agreement, and in December 2005, the Company filed a motion to dismiss or in the alternative stay the litigation pending arbitration and to compel arbitration.  In April 2006, the Court issued an order granting the Company’s motions to stay the litigation pending arbitration and compel arbitration. The parties have agreed upon a panel of three arbitrators and the arbitration hearing is scheduled for January 2007.

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

Sales and Use Tax

In the second quarter of 2005, as part of the Company’s effort to remediate identified material weaknesses in its internal controls, the Company conducted a preliminary study of sales and use tax obligations for the eLearning and Enrollment divisions. That study revealed that the Enrollment division could have liability for uncollected sales and use tax in various states. Accordingly, the Company retained outside advisors to conduct a more detailed analysis of the issue by examining, on a state-by-state basis for 2001 through 2005, whether the Enrollment division’s activities in the state were sufficient to create a sales and use tax collection obligation and, if so, whether some or all of the services provided by the Enrollment division in the state were subject to taxation. As a result of the detailed analysis, the Company determined that Datamark may have been obligated to collect sales or use taxes in certain jurisdictions and thus faces potential liability. To the extent that the liability relates to periods that preceded the date of the Datamark acquisition, the Company believes that the former Datamark stockholders are required to indemnify the Company for such liability.

To date, no jurisdiction has audited or indicated any intention of auditing Datamark’s sales and use tax compliance. However, in an effort to mitigate its potential liability, the Company has approached or will approach certain states (in which Datamark faces the most significant risk of liability) pursuant to voluntary disclosure arrangements (“VDAs”). VDAs permit taxpayers, in many situations, to resolve outstanding tax obligations for less than the full amount of the potential exposure, and at a minimum enable taxpayers to avoid penalties. Datamark has agreed on settlement terms with two such states and is negotiating the terms of a settlement agreement with another.  In addition, Datamark will likely register with the Streamlined Sales Tax Project (“SSTP”), which provides amnesty for past tax obligations in member states in exchange for the registrant’s agreement to collect and remit taxes for three years going forward.

While the Company cannot predict with certainty either Datamark’s potential exposure for prior tax periods or the outcome of the actions it has undertaken in mitigation of the potential liability as described in the preceding paragraph, it has estimated its exposure to sales and use tax liability and related interest and penalties, if any, in all states at issue to be within a range of $567,000 to $1,296,000 and has established a reserve of $597,000 as of June 30, 2006 as well as a receivable of $176,000 from Datamark’s former stockholders to reflect that portion of the estimated liability that relates to periods preceding the Datamark acquisition. The Company believes that the reserve and the receivable are reasonable; however, we will evaluate Datamark’s sales and use tax liability on a periodic basis and may adjust our reserve and receivable estimates in future periods based on the outcome of our mitigation efforts. Datamark has begun to collect sales tax from its customers as required by the three states in which VDAs are completed or pending, and following the completion of the VDA process and the SSTP registration in various other states, Datamark intends to collect and remit taxes from its customers in those states as well. The Company does not believe that Datamark will incur material liability for sales and use tax going forward.

Datamark Acquisition Indemnification

The Datamark stock purchase agreement provides for indemnification of eCollege by the selling stockholders, severally and not jointly. The selling stockholders are liable to eCollege for indemnification if and only to the extent that the aggregate indemnifiable damages incurred by eCollege exceed $500,000. This limitation on indemnification does not apply to claims involving certain disputes known at the time of the acquisition or to certain breaches of the representations of the selling stockholders under the stock purchase agreement, including indemnification for damages incurred by eCollege associated with any unpaid or unrecorded liabilities for taxes related to periods prior to October 31, 2003. eCollege has the right to offset up to the $500,000 balance owed under the Seller Notes for indemnified claims.

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

Operating Lease Obligations

The Company leases office space and equipment under various non-cancelable operating leases. At June 30, 2006 the aggregate future minimum lease commitments were as follows (in thousands):

Period ending December 31,	Commitments
2006	$1,091
2007	2,072
2008	1,190
2009	1,147
2010	962
Thereafter	1,083
$7,545

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

•       eLearning provides software products, consisting of online campuses, courses, reporting, content management and administration solutions, through hosting services in the Company’s data centers. The eLearning division also provides services that complement its software products, including design, development and management of online campuses and courses as well as ongoing administration, faculty and student support.  eLearning’s suite of products and services provides customers with the flexibility to either outsource the development of their online campus and courses, or to select individual products and services to meet their unique needs.

•       Enrollment provides lead generation, enrollment and student retention marketing services primarily to proprietary post-secondary education institutions. The Enrollment division’s solutions include direct mail, interactive marketing and media placement services, as well as custom research, admissions shopper, admissions training and retention services and bundled lead generation and admissions services. These solutions are used by higher education institutions to increase student enrollment leads, conversion rates and retention rates.

Segment Data

The results of the reportable segments are derived directly from eCollege’s internal management reporting system. The accounting policies used to derive reportable segment results are substantially the same as those used by the consolidated Company. Management measures the performance of each segment based on several metrics, including income from operations. These results are used, in part, to evaluate the performance of, and to assign resources to, each of the segments. A significant portion of total consolidated expenditures are directly attributable to the two business segments. However, certain operating expenses, which are separately managed at the corporate level, are not allocated to segments. These unallocated costs include executive management salaries and benefits; stock-based compensation; bonuses paid under the eCollege bonus plan; certain corporate finance and legal salaries and benefits; audit, consulting and legal costs incurred on a corporate level; rent and occupancy costs for the Company’s Chicago office; amortization of intangibles; income taxes; interest income/expense; and other income/expense. There was no inter-segment revenue for the three and six months ended June 30, 2006 and 2005.

Selected financial information for each reportable segment, together with a reconciliation of segment information to eCollege’s consolidated total, was as follows for the three and six months ended June 30, 2006 and 2005 (in thousands):

	For the Three Months Ended June 30, 2006
	eLearning	Enrollment	Corporate	Total
Revenue	$13,165	$15,161	$—	$28,326

Income (loss) from operations	$5,367	$993	$(2,947)	$3,413

	For the Three Months Ended June 30, 2005
	eLearning	Enrollment	Corporate	Total
Revenue	$10,011	$13,076	$—	$23,087

Income (loss) from operations	$3,693	$2,036	$(2,057)	$3,672

	For the Six Months Ended June 30, 2006
	eLearning	Enrollment	Corporate	Total
Revenue	$25,194	$30,556	$—	$55,750

Income (loss) from operations	$10,059	$2,573	$(6,619)	$6,013

	For the Six Months Ended June 30, 2005
	eLearning	Enrollment	Corporate	Total
Revenue	$20,016	$26,870	$—	$46,886

Income (loss) from operations	$7,842	$3,921	$(6,093)	$5,670

Assets are allocated to the individual segments based on the primary segment benefiting from the assets. Corporate assets are composed primarily of cash and cash equivalents, goodwill and purchased intangible assets. The table below shows total assets by segment and the reconciliation of segment assets to eCollege’s consolidated total assets as of June 30, 2006 and December 31, 2005 (in thousands):

	June 30, 2006	December 31, 2005

eLearning	$28,004	$20,155
Enrollment	28,453	27,196
Goodwill and intangible assets	62,663	63,490
Corporate	21,546	23,233
	$140,666	$134,074

Significant Customer Information

One customer accounted for 18% and 20% of consolidated revenue (and 29% and 31% of Enrollment division revenue) for the three and six months ended June 30, 2006, respectively.  One customer accounted for 21% and 20% of consolidated revenue (and 32% and 30% of Enrollment division revenue) for the three and six months ended June 30, 2005, respectively.  No customer represented 10% or more of eLearning division revenue for the three and six months ended June 30, 2006 or 2005.

At June 30, 2006, one customer represented 10% or more of consolidated accounts receivable, one different customer accounted for 10% of  the eLearning division’s accounts receivable and four different customers accounted for 56% of the Enrollment division’s accounts receivable (17,%, 13%, 13%, and 13%, respectively). At June 30, 2005, no customer represented 10% or more of consolidated accounts receivable. Two customers accounted for 29% of the eLearning’s division accounts receivable (16% and 13% respectively). Three different customers accounted for 38% (13% 13%, and 12%, respectively) of the Enrollment division’s accounts receivable at June 30, 2005.

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

References in this Report on Form 10-Q to “eCollege,” the “Company,” “we,” “us,” or “our” refer to eCollege.com and its subsidiaries unless the context otherwise indicates.

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

Seasonality

Because the majority of our eLearning revenue is derived from the number of students our customers have enrolled in online courses delivered on our Course Management System, our results of operations are impacted by the seasonality inherent in the traditional academic calendar. However, in 2005 and the first half of 2006, we continued

to see our customers offer more non-traditional course terms (i.e. quarterly, monthly and bi-monthly), which has somewhat mitigated the seasonality of our results. We expect this trend to continue for the balance of 2006. We also experience some seasonality in our Enrollment division. This seasonality is primarily driven by our customers’ direct mail campaigns, which tend to be weighted toward the second half of the calendar year. As a result of the seasonality in our businesses, sequential quarter-to-quarter financial results are not directly comparable.

Critical Accounting Policies

Revenue recognition, accounting for stock-based compensation, accounting for the issuance of debt obligations, valuation of goodwill and identifiable intangible assets, amortization of intangible assets, software development costs, sales and use tax liabilities and income taxes are all critical accounting policies for our Company. These policies have been discussed with, and are evaluated by, our Audit Committee and are consistent with the policies in effect during 2005. Each of the policies is discussed in detail in our Annual Report on Form 10-K for the year ended December 31, 2005 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies.”

Results of Operations for the Three Months Ended June 30, 2006 and 2005

Revenue.  Revenue increased $5.2 million, or 23%, to $28.3 million for the three months ended June 30, 2006 from $23.1 million for the three months ended June 30, 2005.  The eLearning division contributed $3.2 million of the increase, which resulted primarily from a $2.8 million increase in student fees from online courses. The Enrollment division was responsible for $2.1 million of this increase, primarily due to a $1.9 million increase in revenue from direct mail marketing services.

At the eLearning division, student fees increased by $2.8 million, or 32%, to $11.7 million for the three months ended June 30, 2006 from $8.9 million for the three months ended June 30, 2005.  Our eLearning customers benefit from volume discounts on their student technology fees based on the success of their distance programs. In addition, they often guarantee a minimum amount of student technology fees for each year they are under contract with us, for which they receive further discounts on our services. Therefore, the 32% increase in our student fee revenue was not directly proportional to the increase in our customers’ online student enrollments. Distance enrollments increased 85% to approximately 530,000 for the Spring (January 1-May 15) 2006 term from approximately 287,000 for the Spring 2005 term. We expect distance enrollments for the Summer (May 16-August 15) 2006 term to increase 67% to approximately 280,000 as compared to 168,000 for the Summer 2005 term. We expect the trend of distance enrollment growth outpacing associated revenue growth to continue for the remainder of 2006.

Campus and course development fees were flat from period to period.

Other eLearning revenue increased by $309,000, or 38%, to $1,126,000 for the three months ended June 30, 2006 from $817,000 for the three months ended June 30, 2005. The increase is primarily attributable to a greater demand for our technical and academic consulting services during the 2006 period as compared to the prior year period, especially by new customers adopting eLearning’s technology platform.

With respect to our Enrollment division, revenue from direct mail marketing activities increased by $1.9 million, or 26%, to $9.1 million for the three months ended June 30, 2006 from $7.2 million for the three months ended June 30, 2005.  The increase was due primarily to the addition of new direct mail customers, offset in part by reductions in direct mail spending by several existing customers.  Direct mail accounted for 60% of Enrollment division revenue for the three months ended June 30, 2006 compared to 55% for the three months ended June 30, 2005.

Revenue from interactive marketing services increased by $65,000, or 2%, to $4.4 million for the three months ended  June 30, 2006 from $4.3 million for the three months ended June 30, 2005.  The growth in interactive marketing revenue for the 2006 period was impacted by a shift in customer revenue from a cost per lead to a managed services business model.  Under the managed services model, the customer procures the lead and Datamark provides lead “scrubbing,” media management, analytic and other services. The managed services model results in less revenue, as inventory costs of interactive leads are not passed through to customers.  Managed services business accounted for 38% of interactive revenues for the three months ended June 30, 2006 as compared to 23% for the prior year period. Interactive marketing in total accounted for 29% of Enrollment division revenue for the three months ended June 30, 2006 as compared to 33% for the prior year period.

Media placement revenue decreased $50,000, or 5%, to $880,000 for the three months ended June 30, 2006 from $930,000 for the three months ended June 30, 2005.  The decrease is primarily due to the reduced use of our media placement services by several existing customers, offset in part by business from new customers.

Other enrollment marketing revenue increased by $186,000, or 28%, to $846,000 for the three months ended June 30, 2006 from $660,000 for the three months ended June 30, 2005. The increase related primarily to revenue from bundled lead generation/admissions services.

Cost of Revenue.  Cost of revenue for the three months ended June 30, 2006 increased by $3.5 million, or 30%, to $15.3 million (54% of revenue) from $11.8 million (51% of revenue) for the three months ended June 30, 2005.  The Enrollment division’s cost of revenue was $11.4 million (75% of revenue) for the three months ended June 30, 2006, an increase of $2.7 million, or 30%, from $8.8 million (67% of revenue) for the three months ended June 30, 2005.  The increase as a percentage of revenue is attributable to product mix and increased costs associated with the direct mail business, including increased outsourced production expenses related to specialized direct mailings, costs associated with the addition of new customers and increased staffing levels.  The eLearning division’s cost of revenue increased by $940,000, or 33%, to $3.8 million (29% of revenue) for the three months ended June 30, 2006 from $2.8 million (28% of revenue) for the three months ended June 30, 2005.  The increase as a percentage of revenue is attributable to increased staffing levels and software amortization.  Corporate cost of revenue was $137,000 for the three months ended June 30, 2006, a decrease of $62,000, or 31%, from $199,000 for the three months ended June 30, 2005.  The decrease resulted from lower stock-based compensation allocable to corporate cost of revenue for the 2006 period.

Gross Profit.  We realized gross profit of $13.0 million and $11.3 million for the three months ended June 30, 2006 and 2005, respectively, an increase of $1.7 million, or 15%.  The Enrollment division contributed $3.7 million of gross profit for the three months ended June 30, 2006, a decrease of $583,000, or 14%,  from $4.3 million for the three months ended June 30, 2005.  The eLearning division contributed $9.4 million of gross profit for the three months ended June 30, 2006, an increase of $2.2 million, or 31%, from $7.2 million for the three months ended June 30, 2005.  Corporate gross loss was $137,000 for the three months ended June 30, 2006, a decrease of  $62,000 from a gross loss of  $199,000 for the three months ended June 30, 2005.

Product Development.  Product development expenses increased $464,000, or 28%, to $2.1 million for the three months ended June 30, 2006 from $1.7 million for the three months ended June 30, 2005.  The increase resulted primarily from additional headcount, increased consulting costs and decreased capitalized software development costs.

Selling and Marketing.  Selling and marketing expenses increased from $2.6 million for the three months ended June 30, 2005 to $2.7 million for the three months ended June 30, 2006, an increase of $128,000, or 5%.  The Enrollment division incurred $1.5 million and $1.3 million of selling and marketing expenses for the three months ended June 30, 2006 and 2005, respectively, and the eLearning division’s selling and marketing expenses were $1.0 million and $1.1 million for the three months ended June 30, 2006 and 2005, respectively.  Corporate selling and marketing expenses were flat from period to period.

General and Administrative.  General and administrative expenses increased by $1.4 million, or 47%, to $4.3 million for the three months ended June 30, 2006 from $2.9 million for the three months ended June 30, 2005. The increase was primarily attributable to a $381,000 increase in bonus expense and an $874,000 increase in stock-based compensation expense.  General and administrative expenses for the three months ended June 30, 2005 reflect a $706,000 reversal of stock-based compensation expense resulting from the resignation of three management employees  and a $399,000 reversal of accrued bonus.

Stock-based compensation for the three months ended June 30, 2006 was $1.0 million, an increase of $800,000 from $239,000 for the three months ended June 30, 2005.  The increase in stock-based compensation expense primarily reflects a $706,000 reversal of stock-based compensation expense in April 2005 related to stock appreciation rights and restricted stock forfeited by three former management employees.  A portion of the Company’s non-cash stock-based compensation expense was allocated to cost of revenue, selling and marketing expense and product development expense, as appropriate, based on the recipients of the awards; however, the majority of the stock-based compensation expense relates to our executive team and was therefore included in general and administrative expense.

Amortization of Intangible Assets.  Amortization of intangible assets was $414,000 for the three months ended June 30, 2006 and 2005.  Amortization of intangible assets consists entirely of the amortization of identified intangible assets which we recorded in connection with the Datamark acquisition. Specifically, customer relationships with an estimated value of $8.1 million are being amortized over their estimated useful lives of eight years, and non-compete agreements valued at $2.4 million are generally being amortized over their estimated useful lives of five years.

Other Income (Expense).  Interest expense increased by $289,000, or 31%, to $1.2 million for the three months ended June 30, 2006 from $933,000 for the three months ended June 30, 2005.  Included in interest expense for the three months ended June 30, 2006 is $226,000 of discount expense associated with the prepayment in June 2006 of $1.5 million of Seller Notes.  Interest and other income increased by $214,000 to $285,000 for the three months ended June 30, 2006 from $71,000 for the three months ended June 30, 2005.  The increase is primarily attributable to interest earned on increased cash balances and the implementation of improved cash management processes, including the use of interest bearing sweep accounts.

Income taxes.  Income tax expense decreased by $344,000, or 27%, to $907,000 for the three months ended June 30, 2006 from $1.3 million for the three months ended June 30, 2005.  The decrease is due to our decreased income from operations as compared to the prior period as well as certain other items that reduced the effective tax rate.  For the three months ended June 30, 2006, the effective tax rate was 36.6 percent.  The effective tax rate was lower than the statutory rate due to revisions in reserves associated with state net operating loss carryforwards, offset in part by non-deductible imputed interest associated with the prepayment of Seller Notes.

Net income.  Net income was flat at $1.6 million or $0.07 per basic and diluted share for both periods.

Results of Operations for the Six Months Ended June 30, 2006 and 2005

Revenue.  Revenue increased $8.9 million, or 19%, to $55.8 million for the six months ended June 30, 2006 from $46.9 million for the six months ended June 30, 2005.  The eLearning division contributed $5.2 million of the increase, due primarily to a $4.9 million increase in student fees from online courses. The Enrollment division was responsible for $3.7 million of the increase, due primarily to a $2.3 million increase in revenue from direct mail marketing services and a $1.6 million increase in interactive marketing revenues, offset by a decrease of $252,000 in media and other enrollment marketing revenue.

At the eLearning division, student fees increased by $4.9 million, or 28%, to $22.6 million for the six months ended June 30, 2006 from $17.7 million for the six months ended June 30, 2005.  Our eLearning customers benefit from volume discounts on their student technology fees based on the success of their distance programs. In addition, they often guarantee a minimum amount of student technology fees for each year they are under contract with us, for which they receive further discounts on our services. Therefore, the 28% increase in our student fee revenue was not directly proportional to the increase in our customers’ online student enrollments. Distance enrollments increased 85% to approximately 530,000 for the Spring (January 1-May 15) 2006 term from approximately 287,000 for the Spring 2005 term. We expect distance enrollments for the Summer (May 16-August 15) 2006 term to increase 67% to approximately 280,000 as compared to 168,000 for the Summer 2005 term.  We expect the trend of distance enrollment growth outpacing associated revenue growth to continue for the remainder of 2006.

Campus and course development fees decreased by $36,000, or 6%, to $554,000 for the six months ended June 30, 2006 from $590,000 for the six months ended June 30, 2005. The decrease is primarily the result of a decline in course development and course maintenance revenue attributable to an increased level of course conversion activity associated with new customers.

Other eLearning revenue increased by $335,000, or 19%, to $2.1 million for the six months ended June 30, 2006 from $1.7 million for the six months ended June 30, 2005. The increase is primarily attributable to a greater demand for our technical and academic consulting services during the 2006 period as compared to the prior year period, especially by new customers adopting our technology platform.

With respect to our Enrollment division, revenue from direct mail marketing activities increased by $2.3 million, or 15%, to $18.0 million for the six months ended June 30, 2006 from $15.7 million for the six months ended June 30, 2005.  The increase was due primarily to the addition of new direct mail customers, offset in part by reductions in direct mail spending by several existing customers. Direct mail accounted for 59% of Enrollment division revenue for the six months ended June 30, 2006 compared to 58% of Enrollment division revenue for the six months ended June 30, 2005.

Revenue from interactive marketing services increased by $1.6 million, or 22%, to $9.1 million for the six months ended  June 30, 2006 from $7.4 million for the six months ended June 30, 2005, due primarily to increased acceptance of the internet as a vehicle for lead generation.  The growth in interactive marketing revenue for the six months ended June 30, 2006 was impacted by a shift in customer revenue from a cost per lead to a managed services business model.  The managed services model results in less revenue, as inventory costs of interactive leads are not passed through to customers.  Managed services business accounted for 34% of interactive revenues for the six months ended June 30, 2006 as compared to 13% for the prior year period.  Interactive marketing in total accounted for 30% of Enrollment division revenue for the six months ended June 30, 2006 as compared to 28% for the prior year period.

Media placement revenue decreased $128,000, or 7%, to $1.7 million for the six months ended June 30, 2006 from $1.8 million for the six months ended June 30, 2005.  The decrease is primarily due to the reduced use of our media placement services by several customers, offset in part by business from new customers.

Other enrollment marketing revenue decreased by $124,000, or 6%, to $1.8 million for the six months ended June 30, 2006 from $1.9 million for the six months ended June 30, 2005. The decrease related primarily to revenue from a bundled lead generation/admissions solution provided by Datamark to a customer beginning in the fourth quarter of 2004. Due to a delay in signing of the contract, revenue from such customer for the six months ended June 30, 2005 included deferred revenue associated with services performed in the fourth quarter of 2004.

Cost of Revenue.  Cost of revenue for the six months ended June 30, 2006 increased by $6.0 million, or 26%, to $29.7 million (53% of revenue) from $23.7 million (50% of revenue) for the six months ended June 30, 2005.  The Enrollment division’s cost of revenue was $22.6 million (74% of revenue) for the six months ended June 30, 2006, an increase of $4.7 million, or 26%, from $17.9 million (67% of revenue) for the six months ended June 30, 2005.  The increase as a percentage of revenue is attributable to product mix and increased costs associated with the direct mail business, including increased outsourced production expenses related to specialized direct mailings, costs associated with the addition of new customers and increased staffing levels.  The eLearning division’s cost of revenue increased by $1.4 million, or 27%, to $6.8 million (27% of revenue) for the six months ended June 30, 2006 from $5.4 million (27% of revenue) for the six months ended June 30, 2005. Corporate cost of revenue was $334,000 for the six months ended June 30, 2006, a decrease of $81,000, or 20%, from $415,000 for the six months ended June 30, 2005.  The decrease resulted from lower stock-based compensation expense allocable to corporate cost of revenue for the 2006 period.

Gross Profit.  We realized gross profit of $26.0 million and $23.2 million for the six months ended June 30, 2006 and 2005, respectively, an increase of $2.8 million, or 12%.  The Enrollment division contributed $8.0 million of gross profit for the six months ended June 30, 2006, a decrease of $1.0 million, or 11%, from $9.0 million for the six months ended June 30, 2005.  The eLearning division contributed $18.4 million of gross profit for the six months ended June 30, 2006, an increase of $3.8 million, or 26%, from $14.7 million for the six months ended June 30, 2005.  Corporate gross loss was $334,000 for the six months ended June 30, 2006, an increase of $81,000 from a gross loss of $334,000 for the six months ended June 30, 2005.

Product Development.  Product development expenses increased $883,000, or 26%, to $4.3 million for the six months ended June 30, 2006 from $3.4 million for the six months ended June 30, 2005.  The increase resulted primarily from additional headcount and decreased capitalized software development costs.

Selling and Marketing.  Selling and marketing expenses increased from $5.1 million for the six months ended June 30, 2005 to $5.4 million for the six months ended June 30, 2006, an increase of $295,000, or 6%.  The Enrollment division incurred $2.9 million and $2.6 million of selling and marketing expenses for the six month periods ending June 30, 2006 and 2005, respectively, an increase of $292,000, or 11%, primarily due to increased commissions. The eLearning division’s selling and marketing expenses were $2.2 million for both the current and prior year periods.  Corporate selling and marketing expenses were $364,000 and $298,000 for the six months ended June 30, 2006 and 2005, respectively, an increase of $66,000, or 22%, due primarily to increases in stock-based compensation expense.

General and Administrative.  General and administrative expenses increased by $1.2 million, or 15%, to $9.4 million for the six months ended June 30, 2006 from $8.2 million for the six months ended June 30, 2005. The increase was primarily attributable to a $894,000 increase in stock-based compensation expense and an increase of $152,000 for accrued bonus.  General and administrative expenses for the six months ended June 30, 2005 reflect a $706,000 reversal of stock-based compensation expense resulting from the resignation of three management employees.

Stock-based compensation for the six months ended June 30, 2006 was $2.0 million, an increase of $894,000 from $1.1 million for the six months ended June 30, 2005.  Stock-based compensation expense for the six months ended June 30, 2006 is net of an after-tax gain of $28,000 ($46,000 pre-tax) that results from the SFAS 123(R) requirement that we estimate forfeitures at the grant date instead of recognizing them as incurred.  The increase in stock-based compensation expense primarily reflects a $706,000 reversal of expense in April 2005 related to stock appreciation rights and restricted stock forfeited by former management employees, a $269,000 increase in expense associated with stock appreciation rights and a $123,000 increase in expense associated with deferred stock granted to non-employee directors.  A portion of the Company’s non-cash stock-based compensation expense was allocated to cost of revenue, selling and marketing expense and product development expense, as appropriate, based on the recipients of the awards; however, the majority of the stock-based compensation expense relates to our executive team and was therefore included in general and administrative expense.

Amortization of Intangible Assets.  Amortization of intangible assets was $827,000 and $786,000 for the six months ended June 30, 2006 and 2005, respectively.  Amortization of intangible assets consists entirely of the amortization of identified intangible assets which we recorded in connection with the Datamark acquisition. Specifically, customer relationships with an estimated value of $8.1 million are being amortized over their estimated useful lives of eight years, and non-compete agreements valued at $2.4 million are generally being amortized over their estimated useful lives of five years. In April 2005, a Datamark executive resigned from the Company, resulting in the acceleration of the amortization of the fair value of his non-compete agreement to correspond with the decrease in the term of the agreement.  Beginning in the second quarter of 2005, such amortization increased by approximately $40,000 per quarter.

Other Income (Expense).  Interest expense increased by $285,000, or 15%, to $2.2 million for the six months ended June 30, 2006 from $1.9 million for the six months ended June 30, 2005.  The increase resulted from the prepayment in June 2006 of $1.5 million of Seller Notes.  Interest and other income increased by $386,000 to $466,000 for the six months ended June 30, 2006 from $80,000 for the six months ended June 30, 2005.  The increase is primarily attributable to interest earned on increased cash balances and the implementation of improved cash management processes, including the use of interest bearing sweep accounts.

Income taxes.  Income tax expense remained flat at $1.7 million for both periods.  For the six months ended June 30, 2006, the effective tax rate was 38.8 percent.  The effective tax rate was lower than the statutory rate due to revisions in reserves associated with state net operating loss carryforwards, offset in part by non-deductible imputed interest associated with the prepayment of Seller Notes.

Net income.  Net income increased by $487,000, or 23%, to $2.6 million or $0.12 per basic and $0.11 per diluted share for the six months ended June 30, 2006, from net income of $2.2 million or $0.10 per basic and diluted share for the six months ended June 30, 2005.

Liquidity and Capital Resources

The Company’s cash and cash equivalents decreased by $344,000 from $23.0 million at December 31, 2005 to $22.7 million at June 30, 2006.  Cash provided by operating activities of $3.9 million was more than offset by cash used by investing activities of $3.3 million and cash used by financing activities of $1.0 million.  Included in cash used in investing activities for the six months ended June 30, 2006 were $2.6 million of property and equipment purchases and $671,000 of capitalized software development costs. Major cash uses for financing activities for the six months ended June 30, 2006 included the prepayment of $1.5 million (face amount) of Seller Notes plus $436,000 of interest payable.

The Company’s $15.0 million Revolver matures on October 31, 2007 and has an interest rate equal to the bank’s prime rate, which was 8.25% at June 30, 2006. The Revolver contains certain financial covenants, including requirements that the Company maintain a specified minimum ratio of quick assets to current liabilities and a specified minimum level of EBITDA. The Revolver is secured by all the Company’s assets. We were in compliance with all financial covenants contained in the Revolver as of June 30, 2006.

We expect our current cash and cash equivalents, together with cash generated from operations, to be at least sufficient to meet our working capital and capital expenditure requirements for the next twelve months.

Recent Accounting Pronouncements

On January 1, 2006 we adopted SFAS 123(R) using the modified-prospective transition method. Under this transition method, compensation cost recognized during the three and six months ended June 30, 2006 includes: (a) compensation cost for all share-based awards granted prior to, but not yet vested as of, January 1, 2006 (including awards granted prior to January 1, 2003) based on the grant-date fair value and related service period estimated in accordance with the original provisions of SFAS 123 and (b) compensation cost for all share-based awards granted subsequent to January 1, 2006, based on the grant-date fair value and related service periods estimated in accordance with the provisions of SFAS 123(R). Under the provisions of the modified-prospective transition method, results for the three and six months ended June 30, 2005 have not been restated.

SFAS 123(R) clarifies and expands the guidance in SFAS 123 in several areas, including measuring fair value and attributing compensation cost to reporting periods. Changes prescribed by SFAS 123(R) include a requirement that we estimate forfeitures of share-based awards at the date of grant, rather than recognizing forfeitures as incurred as permitted by SFAS 123. As a result of adopting SFAS 123(R) we recognized an after-tax gain of $28,000 ($46,000 pre-tax), or $0.00 per diluted share, as the cumulative effect of this change in accounting principle. The adoption of SFAS 123(R) did not otherwise have a material effect on our condensed consolidated financial statements for the three and six months ended June 30, 2006, and is not expected to have a material effect on our consolidated financial statements for the year ending December 31, 2006.

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

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which will require entities that voluntarily make a change in accounting principle to apply that change retrospectively to prior periods’ financial statements, unless this would be impracticable. SFAS 154 supersedes Accounting Principles Board Opinion No. 20, “ Accounting Changes “ (“APB 20”), which previously required that most voluntary changes in accounting principle be recognized by including in the current period’s net income the cumulative effect of changing to the new accounting principle. SFAS 154 also makes a distinction between “retrospective application” of an accounting principle and the “restatement” of financial statements to reflect the correction of an error. Another significant change in practice under SFAS 154 will be that if an entity changes its method of depreciation, amortization, or depletion for long-lived, non-financial assets, the change must be accounted for as a change in accounting estimate. Under APB 20, such a change would have been reported as a change in accounting principle. SFAS 154 applies to accounting changes and error corrections that are made in fiscal years beginning after December 15, 2005 and will have an effect on the Company to the extent the Company makes an accounting change or corrects an error.  SFAS l54 did not impact the transition provisions of other FASB pronouncements, including SFAS 123(R).  As such, the Company’s adoption of SFAS 123(R) using the modified prospective method resulted in the reflection of a cumulative effect of accounting change in the Condensed Consolidated Statement of Operations for the six months ended June 30, 2006.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes An Interpretation of FASB Statement 109” (“FIN 48”), which clarifies the accounting for uncertain tax positions. This Interpretation provides that the tax effects from an uncertain tax position will be recognized in the Company’s financial statements only if the position is more likely than not to be sustained on audit, based on its technical merits.  The provisions of FIN 48 will be effective for eCollege as of January 1,2007. The Company is currently evaluating the impact on our consolidated financial statements of adopting FIN 48.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position, operating results or cash flows due to adverse changes in financial market prices and rates. The Company is, or may become, exposed to market risk in the areas of changes in interest rates and changes in foreign currency exchange rates as measured against the United States dollar. These exposures are directly related to our normal operating and funding activities. Historically, and as of June 30, 2006, we have not used derivative instruments or engaged in hedging activities.

Additionally, the Company does not have significant exposure to changing interest rates on invested cash, which was $23.0 million at June 30, 2006. Historically we have invested available cash in overnight interest bearing accounts, money market accounts, certificates of deposit and investment grade commercial paper with maturities of three months or less, as well as debt securities of United States government agencies and corporate bonds. The Company’s investment policy requires that its investment portfolio be limited to investment securities of one year or less in maturity. As of June 30, 2006, all of our invested cash was in overnight interest-bearing accounts, money market accounts or short-term certificates of deposit. As a result, the interest rate market risk implicit in these investments at June 30, 2006 was low. However, factors influencing the financial condition of securities issuers may impact their ability to meet their financial obligations and could impact the realizability of our securities portfolio. The Company has not undertaken any other interest rate market risk management activities.

A hypothetical ten percent change in market interest rates over the next year would not have a material effect on the fair value of the Company’s debt instruments or our cash equivalents nor would it materially impact the earnings or cash flow associated with our cash investments. See Note 3 to the Condensed Consolidated Financial Statements for further information on the fair value of the Company’s debt obligations. Although the Revolver bears interest at an adjustable rate equal to the prime rate, a hypothetical ten percent change in the market rates as of June 30, 2006 would not have a material effect on our earnings and cash flows in 2006, because we expect drawings on our line of credit during 2006, if any, to be for short-term working capital needs.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains a Disclosure Committee, comprised of the Chief Executive Officer, President and Chief Operating Officer, Chief Financial Officer, Chief Executive Officer of Datamark, Chief Operating Officer of Datamark, President of eLearning Division, General Counsel, Chief Technology Officer and Director of Corporate Accounting. The Company is required to maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of June 30, 2006, the Company carried out an evaluation, under the supervision of the Disclosure Committee, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, and because of the material weakness discussed below, the Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2006, the Company’s disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

Except for the remediation efforts described below as occurring during the second quarter of 2006, there were no other changes in the Company’s internal control over financial reporting during the second quarter of 2006 which have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

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

•  The Company is evaluating its internal procedures for determining sales and use tax liability and related controls and will modify them as required to ensure that accounting staff are familiar with the requirements for this area and that the Company’s sales and use tax liability is accurately assessed and reflected in the Company’s financial statements on a timely basis. This process began in the second quarter of 2005 and was substantially completed in the second quarter of 2006.

•  The Company evaluated the costs and benefits of adding a full time tax position to the Company’s accounting organization and concluded that it will continue to rely on outside tax consultants in the near term. The evaluation  process began during the second quarter of 2005 and was completed in the second quarter of 2006.

While remediation efforts are underway, the aforementioned material weakness will not be considered remediated until analyses are completed and new processes are fully implemented, operate for a period of time and are tested and the Company concludes that they are operating effectively.

The Company will continue to be vigilant in reviewing and identifying areas of improvement in its internal controls over financial reporting and creating and implementing new policies and procedures as deemed appropriate. To facilitate this process, the Company has created an internal audit function. Following the completion of an internal risk assessment, the Audit Committee approved a proposed internal audit plan for 2006, which is currently being implemented.

PART II

OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2006, the Company disclosed that in December 2005 Arthur Benjamin, formerly Datamark’s Chief Executive Officer, filed a lawsuit against the Company in the United States District Court, District of Utah captioned  Arthur Benjamin vs. Datamark, Inc. and eCollege.com.  The Company filed a motion to dismiss or in the alternative stay the litigation pending arbitration, and to compel arbitration, and on April 5, 2006, following briefings and oral arguments by the parties, the Court issued an order granting the Company’s motions to stay the litigation pending arbitration and compel arbitration, finding that the claims asserted by the parties should be arbitrated in accordance with the arbitration clause contained in Mr. Benjamin’s employment agreement with Datamark. The parties have selected a panel of three arbitrators and the arbitration hearing is scheduled for January 2007.

ITEM 1A. RISK FACTORS

Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005 sets forth certain risks and uncertainties that we face. We are amending two such risk factors to read as follows:

Our Operating Results May Fluctuate Significantly and May Be Below the Expectations of Analysts and  Investors.

The sales cycle for our products and services varies widely and can be very lengthy, particularly for the eLearning division.  Because of the variability and length of the sales cycle, it may be difficult for us to predict the timing of particular sales, the rate at which online campuses, courses, and/or course supplements will be implemented, the number of students who will enroll in the online courses, or the rate of which new or future customers will utilize our enrollment marketing services. In addition, our Enrollment division typically does not enter into long-term contracts with its customers, and it may be difficult for us to predict customers’ reductions in marketing expenditures. Because a significant portion of our costs at both operating divisions are fixed and are based on anticipated revenue levels, small variations in the timing of revenue recognition could cause significant variations in operating results from quarter-to-quarter. Since we may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall, any significant decrease in revenue would likely have an immediate material adverse effect on our business and financial results. Further, any such variations could cause our operating results to fall below the expectations of securities analysts and investors. In such an event, the trading price of our stock would likely fall and investors might sue the Company, causing increased litigation expenses and, possibly, the payment of large damages or settlement fees.

Increases in Costs of Revenue Could Harm Datamark’s Business

The direct marketing activities of Datamark may be adversely affected by increases in certain costs. Customers’ direct mail projects are becoming increasingly sophisticated and complex, leading to increased demands for customization and associated increased production costs. If Datamark is unable to adjust its pricing to reflect such increased costs, Datamark’s direct mail business may be adversely affected. In addition, Datamark’s direct mail activities may be adversely affected by postal rate increases, especially increases that are imposed without sufficient advance notice to allow adjustments to be made to marketing budgets. With regards to Datamark’s interactive marketing services, rising demand for online advertising has in the past and may in the future cause Internet media prices to increase. Because Datamark is obligated under many of its contracts to deliver a specified number of leads at a specified price, Datamark may be unable to adjust its pricing to reflect increased Internet lead costs until contracts expire and are renegotiated. Any of these occurrences could materially and adversely affect the business, financial condition and results of operations of Datamark and eCollege as a whole.

There have been no other material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in Chicago, Illinois, on this 9th day of August, 2006.

eCollege.com

/s/ Oakleigh Thorne
Name: Oakleigh Thorne
Title: Chief Executive Officer and Chairman of the Board
of Directors
(principal executive officer)

/s/ Reid E. Simpson
Name: Reid E. Simpson
Title: Chief Financial Officer
(principal financial officer)