Form 10-K/A
period 2005-12-31
ECOLLEGE COM
filed 2006-08-10
CIK 1085653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For fiscal year ended December 31, 2005
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

Registrant's telephone number, including area code: (312) 706-1710

Securities registered pursuant to Section 12(b) of the Act:

Common Stock

(Title of Class)

Securities registered pursuant to Section 12(g) of the Act: None.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐Yes ☒  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2006, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $366,734,225 based on the closing price of the common stock as reported on the Nasdaq National Market.

As of August 7, 2006, 22,212,691 shares of our common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A to amend certain disclosures in Item 11 of our Annual Report on Form 10-K for the fiscal year ended on December 31, 2005, filed on March 16, 2006 (“2005 10-K”). Specifically, this Amendment No. 1 (i) amends and restates the table entitled “Summary Compensation Table” to correctly state the 2005 bonus shown for Robert Haimes, a Named Executive Officer, to reflect a $14,528 correction in the calculation of his bonus that occurred after the filing of the 2005 10-K, and (ii) amends and restates the table entitled “Stock Appreciation Right Grants in Last Fiscal Year” to correct the amounts shown under the columns headed “Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for SAR Term(3)” for 5% and 10% values which were inadvertently overstated in the 2005 10-K.

Except to the extent expressly set forth herein, this Amendment No. 1 continues to speak as of the date of the original 2005 10-K and we have not updated or amended the disclosures contained herein to reflect events that have occurred since the filing of the original 2005 10-K, or modified or updated those disclosures in any way. Accordingly, this Form 10-K/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the original 2005 10-K on March 16, 2006.

ITEM 11.	EXECUTIVE COMPENSATION

The following table sets forth information with respect to compensation earned by the Company’s Chief Executive Officer and the next four most highly compensated executive officers who were serving as executive officers at the end of 2005 (collectively, the “Named Executive Officers”).

Summary Compensation Table

	Annual Compensation							Long Term Compensation Awards
Name and Principal Position(s)	Year	Salary		Bonus		Other Annual Compensation		Restricted Stock Award(s)		Securities Underlying Options/SARs (#)		All Other Compensation ($)
Oakleigh Thorne	2005	$374,880		$127,420		$—		—		210,000	(3)	—
Chief Executive Officer	2004	$373,958		—		$25,417	(2)	—		210,000	(3)	—
	2003	$350,000		$295,560	(1)	$28,924	(2)	$402,289	(1)	—		—

Douglas H. Kelsall	2005	$310,265		$89,194		—		$—		150,000	(3)	—
President and Chief Operating Officer	2004	$285,416		$—		—		$—		150,000	(3)	—
	2003	$250,000		$174,671	(4)	—		$232,389	(4)	—		—

Reid E. Simpson	2005	$260,000		$57,024		—		$—		90,000	(3)	—
Chief Financial Officer	2004	$162,000	(5)	$15,600		—		$186,100	(5)	90,000	(3)	—
	2003	$—		$—		—		$—		—		—

Thomas L. Dearden	2005	$206,255		$104,623		—		$—		75,000	(7)	—
Chief Executive Officer,	2004	$178.980		$73,158		—		$—		45,000	(3)	—
Enrollment Division	2003	$27,500	(6)	$32,972	(6)	—		$1,084,500	(6)	—		—

Robert S. Haimes	2005	$213,542		$74,533		—		—		60,000	(3)	—
Senior Vice President, eCollege	2004	$203,350		$42,050		—		—		60,000	(3)	—
and Chief Operating Officer,	2003	$187,200		$82,219	(8)	—		$71,855	(8)	—		—
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

	Individual Grants					Potential Realizable Value
Name	Number of Securities Underlying SAR Granted($)	% of Total SARs Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh)		Expiration Date	at Assumed Annual Rates of Stock Price Appreciation for SAR Term(3)
						5% ($)	10% ($)
Oakleigh Thorne	210,000	18.0		(1)	3/23/2010	117,362	646,865
Douglas H. Kelsall	150,000	12.8		(1)	3/23/2010	83,830	462,046
Reid E. Simpson	90,000	7.7		(1)	3/23/2010	50,298	277,228
Thomas L. Dearden	45,000	3.9		(1)	3/23/2010	25,149	138,614
	30,000	2.6		(2)	5/2/2010	16,096	88,719
Robert S. Haimes	60,000	5.1		(1)	3/23/2010	33,532	184,819

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

Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values

	Shares Acquired	Value	Number of Securities Underlying Unexercised Options/SARs at December 31, 2005			Value of Unexercised In-the- Money Options/SARs at December 31, 2005(1)
Name	on Exercise	Realized	Exercisable		Unexercisable	Exercisable	Unexercisable
Oakleigh Thorne	972,335	$6,921,866	27,665/0	(2)	0	$391,598	$0
	—	—	10,695/0		0/420,000	$151,655	$1,851,780
Douglas H. Kelsall	—	—	286,944/0		0/300,000	$3,096,258	$1,322,700
Reid E. Simpson	—	—	0		0/180,000	$0	$793,620
Thomas L. Dearden	—	—	0		0/120,000	$0	$492,060
Robert S. Haimes	—	—	128,500/0		0/120,000	$1,390,005	$529,080

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

In addition to the cash retainers, the Directors Compensation Plan provides that each individual who becomes a non-employee director on or after January 1, 2005 will receive a grant of 4,000 deferred stock units (an “Initial Grant”) on the first business day coinciding with or immediately following the date his or her service on the Board of Directors commences. The Company’s current non-employee directors will not receive such grants. The Directors Compensation Plan also provides that on the first business day in January of each year, each non-employee director will receive a grant (an “Annual Grant”) of 2,000 deferred stock units. With respect to the Company’s current non-

employee directors, Mr. Mundheim received his first Annual Grant in January 2006 and Messrs. Blumenstein and Girgenti and Ms. Korshak will begin to receive Annual Grants in 2007. Individuals who become outside directors after January 1, 2005 will receive Annual Grants beginning in the year after the year in which service as a member of the Board of Directors commenced. Initial Grants vest in monthly increments over a three-year period, subject to acceleration upon a change in control of the Company, and Annual Grants vest immediately upon grant.

Employment Agreements

The Company has entered into employment agreements with the Named Executive Officers. On August 10, 2004, the Company entered into agreements with Messrs. Thorne, Kelsall and Simpson. Mr. Thorne’s agreement provides for an annual salary (currently $375,000) and bonus potential of 90% of base salary, or $337,500. Mr. Kelsall’s agreement provides for an annual salary (currently $315,000) and bonus potential of 75% of base salary, or $236,250. Mr. Simpson’s agreement provides for an annual salary (currently $260,000) and bonus potential of 60% of base salary, or $156,000. Each agreement also provides that the employee is entitled to receive a specified percentage of the equity pool established under a new long-term equity plan as approved by the Compensation Committee. The Compensation Committee subsequently approved a long-term stock incentive plan pursuant to which each of the Named Executive Officers received stock appreciation rights as described in footnote (3) to the Summary Compensation Table shown above. The agreements also provide that future long-term equity compensation will be determined by the Compensation Committee. In the event of termination by the Company without cause or by Messrs. Thorne, Kelsall or Simpson for good reason, the employee will receive severance payments equal to one year’s salary, plus pro rata target bonus through the date of termination (assuming satisfaction of pro-rated performance objectives), plus one year’s target bonus. In addition to severance, the employee will vest immediately in any equity incentives outstanding on the contract date that would otherwise vest within one year of the termination date. In the event of a termination without cause or for good reason within two years following a change in control, Messrs. Thorne and Kelsall will receive the severance described above plus an additional year of salary and Mr. Simpson will receive the severance described above plus an additional six months of salary. The agreements provide that upon a change in control, all equity incentives held by Messrs. Thorne, Kelsall and Simpson (other than stock appreciation rights) will vest, and all restrictions on their stock will lapse.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 9th day of August, 2006.

eCollege.com

By:	/s/Oakleigh Thorne Name: Oakleigh Thorne Title: Chief Executive Officer and Chairman