Form 10-Q
period 2006-09-30
ECOLLEGE COM
filed 2006-11-09
CIK 1085653

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September  30, 2006

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

As of November 7, 2006, 22,291,583 shares of our common stock were outstanding.

FORM 10-Q

For the Three and Nine Months Ended September 30, 2006

PART I
FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

eCollege.com and subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	September 30, 2006	December 31, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$28,351	$23,037
Accounts receivable, net of allowances of $245 and $272, respectively	21,795	13,911
Accrued revenue receivable	1,175	1,191
Deferred income taxes	2,605	2,146
Other current assets	2,084	1,419
Total current assets	$56,010	41,704

Property and equipment, net	7,875	6,101
Software development costs, net	2,806	2,859
Other assets	907	1,114
Deferred income taxes	17,238	18,806
Intangible assets, net	7,450	8,745
Goodwill	54,406	54,745
TOTAL ASSETS	$146,692	$134,074
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$8,961	$8,157
Other accrued liabilities	7,319	6,733
Customer advances	1,800	1,273
Deferred revenue, current portion	5,137	2,493
Current income taxes	16	33
Current portion of capital lease obligations	469	320
Total current liabilities	23,702	19,009

LONG-TERM LIABILITIES:
Deferred revenue, net of current portion	53	26
Other liabilities	35	322
Long-term debt	19,058	20,023
Capital lease obligations	709	250
Total long-term liabilities	19,855	20,621
Total liabilities	43,557	39,630

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, no par value; 5,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value, 50,000 shares authorized, 22,259 and 22,002 shares issued, respectively, and 22,244 and 21,987 shares outstanding, respectively	223	220
Additional paid-in capital	147,985	139,943
Treasury stock at cost, 15 shares	(148)	(148)
Warrants, restricted stock rights, and options for common stock	3,304	6,982
Deferred compensation	—	(2)
Accumulated deficit	(48,229)	(52,551)
Total stockholders’ equity	103,135	94,444
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$146,692	$134,074

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these consolidated balance sheets.

eCollege.com and subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
REVENUE: Student fees	$11,481	$9,252	$34,062	$26,954
Campus and course fees	239	290	793	880
Other eLearning	1,320	868	3,380	2,592
Direct mail	10,495	9,225	28,528	24,933
Interactive marketing	5,434	4,831	14,488	12,272
Media placement services	867	673	2,527	2,460
Other enrollment marketing	799	1,280	2,608	3,213
Total revenue	30,635	26,419	86,386	73,304

COST OF REVENUE:
eLearning and corporate cost of revenue	3,981	3,327	11,104	9,109
Enrollment marketing cost of revenue	13,207	10,194	35,774	28,067
Total cost of revenue	17,188	13,521	46,878	37,176
Gross profit	13,447	12,898	39,508	36,128

OPERATING EXPENSES:
Product development	2,014	1,976	6,341	5,421
Selling and marketing	2,718	2,331	8,131	7,448
General and administrative	4,970	4,211	14,449	12,425
Amortization of intangible assets	468	414	1,295	1,200
Total operating expenses	10,170	8,932	30,216	26,494
INCOME FROM OPERATIONS	3,277	3,966	9,292	9,634

OTHER INCOME (EXPENSE):
Interest income and other income	308	89	774	172
Interest expense	(951)	(947)	(3,150)	(2,863)
INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	2,634	3,108	6,916	6,943

INCOME TAXES:
Provision for income tax	(961)	(1,342)	(2,622)	(3,018)
NET INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	1673	1,766	4,294	3,925
Cumulative Effect of Accounting Change, Net of Tax	—	—	28	—
NET INCOME	$1,673	$1,766	$4,322	$3,925

EARNINGS PER SHARE:
Basic Net Income Before Cumulative Effect of Accounting Change	$0.08	$0.08	$0.20	$0.18
Cumulative Effect of Accounting Change	0.00	0.00	0.00	0.00
BASIC EARNINGS PER SHARE	$0.08	$0.08	$0.20	$0.18
Diluted Net Income Before Cumulative Effect of Accounting Change	$0.07	$0.08	$0.19	$0.18
Cumulative Effect of Accounting Change	0.00	0.00	0.00	0.00
DILUTED EARNINGS PER SHARE	$0.07	$0.08	$0.19	$0.18

WEIGHTED AVERAGE SHARES OUTSTANDING—BASIC	22,232	21,871	22,140	21,670
WEIGHTED AVERAGE SHARES OUTSTANDING—DILUTED	22,935	22,522	23,024	22,353

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

eCollege.com and subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Nine Months Ended
	September 30, 2006	September 30, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,322	$3,925
Adjustments to reconcile net income to net cash provided by operating activities—
Provision for doubtful accounts	40	232
Depreciation	2,663	2,087
Amortization of capitalized internal-use software development costs	1,152	425
Amortization of intangible assets	1,295	1,200
Amortization of debt issuance costs and discounts on debt	930	173
Interest accrued on long-term debt	(435)	512
Loss on early retirement of debt	226	—
Stock-based compensation	2,988	2,058
Loss on disposition of equipment, net	5	46
Cumulative effect of accounting change	(28)	—
Deferred income taxes	1,091	2,921
Changes in-
Accounts receivable and accrued revenue receivable	(7,908)	(7,388)
Other current assets	(666)	(465)
Other assets	38	(224)
Accounts payable and accrued liabilities	1,373	(750)
Deferred revenue and customer advances	3,197	4,566
Other liabilities	(229)	(36)
Net cash provided by operating activities	10,054	9,282
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3,481)	(2,715)
Proceeds from sale of property and equipment	8	—
Capitalized software costs	(1,099)	(1,240)
Goodwill adjustment related to deferred taxes	338	—
Net cash used in investing activities	(4,234)	(3,955)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	690	4,690
Payment on seller notes	(1,500)	—
Payments on capital equipment leases	(358)	(167)
Tax benefit from the issuance of stock-based awards	662	—
Payments on term loan	—	(1,917)
Net cash (used in) provided by financing activities	(506)	2,606
NET INCREASE IN CASH AND CASH EQUIVALENTS	5,314	7,933
CASH AND CASH EQUIVALENTS, beginning of period	23,037	8,223
CASH AND CASH EQUIVALENTS, end of period	$28,351	$16,156

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

Business Activity

eCollege is an outsource provider of value-added information services to the post-secondary education industry.  eCollege’s eLearning division provides outsourced technology, products and services that enable colleges, universities and high schools (“K-12 schools”) to offer online, distance and hybrid educational programs as well as on-campus courses. As an on-demand software vendor, the Company provides its customers access to its software products, which include online courses and campuses as well as content management, program management, reporting and evaluation solutions. eCollege also provides services that complement its software, including design, development and management of online campuses and courses as well as ongoing administration, faculty and student support. eCollege’s suite of products and services provides customers with the flexibility to either outsource the development of their online campus and courses or select individual products and services to meet their unique needs.

Datamark provides integrated enrollment marketing services, primarily to the proprietary post-secondary school industry. For the three and nine months ended September 30, 2006 and 2005, Datamark’s products and services focused on recruiting (lead generation), enrollment (lead conversion) and student retention. Lead generation products consist primarily of direct mail, interactive marketing and media placement solutions that are designed to attract the interests of the most likely candidates for enrollment. Enrollment products and services include lead conversion systems and training to enhance the performance of customers’ admissions employees , as well as post-lead communication campaigns to increase the number of leads that actually convert into enrollments. Retention marketing products and services include a suite of tools for identifying “at risk” students, communication plans to motivate those students to stay in school and response plans to keep track of students as they progress  through their programs.  Effective September 30, 2006, Datamark discontinued its admissions training and retention product lines.

 (2) Summary of Significant Accounting Policies

Consolidation and Operating Segments

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such regulations. It is suggested that these condensed consolidated financial statement be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The unaudited condensed consolidated financial statements reflect all adjustments and disclosures that are, in the opinion of management, necessary for a fair presentation. All such adjustments are of a normal recurring nature. The results of operations for the interim period ended September  30, 2006 are not necessarily indicative of the results for the full fiscal year.

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

Revenue Recognition

The majority of the Company’s revenue for the three and nine months ended September 30, 2006 was generated from enrollment fees for students enrolled in online courses, direct mail advertising campaigns and interactive marketing services. The Company also generated revenue from media placement services. Other eLearning revenue includes service fees for academic, technical and other professional consulting services. Other enrollment marketing revenue consists of fees from admissions training, retention, admissions shopper and research services and bundled lead generation and admissions services.

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

Enrollment Division

Enrollment division revenues are primarily generated from the sale of direct mail, interactive marketing and media placement services. For the three and nine months ended September 30, 2006 and 2005, Datamark derived other revenue from retention services, admissions training, admissions shopper, research services and bundled lead generation and admissions services. Effective September 30, 2006, the Enrollment division discontinued its retention and admissions training products.

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

Interactive media arrangements usually range from three months to one year in duration. Pricing is typically based on a fee-per-lead-generated model, with an up front deposit typically due at the time the customer’s agreement is signed and monthly invoices thereafter based on the number of leads generated.  Deposits are recorded as customer advances (a liability) until the leads are generated, at which point the revenue is recognized.

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

Datamark generally enters into master services agreements with customers for whom we provide media placement services.  Datamark charges customers for the cost of the advertisement placed with a third-party media supplier (i.e. newspaper, television, radio station, etc.), in addition to a commission for work performed.  Revenue is recognized when the media advertisements are run by the third-party media supplier. Revenue is recorded on a net basis, meaning that the Company includes in consolidated revenue only commissions charged, not the gross amount of fees invoiced to, and collected from, customers. Accordingly, the Company excludes the direct cost of the advertisement charged by the media supplier from cost of revenue in the condensed consolidated statements of operations.

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

On January 1, 2006 we adopted SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), using the modified-prospective transition method. Under this transition method, compensation cost recognized during the three and nine months ended September  30, 2006 includes: (a) compensation cost for all share-based awards granted prior to, but not yet vested as of, January 1, 2006 (including awards granted prior to January 1, 2003) based on the grant-date fair values and related service periods estimated in accordance with the original provisions of SFAS 123 and (b) compensation cost for all share-based awards granted subsequent to January 1, 2006, based on the grant-date fair values and related service periods estimated in accordance with the provisions of SFAS 123(R).

SFAS 123(R) clarifies and expands the guidance in SFAS 123 in several areas, including measuring fair value and attributing compensation cost to reporting periods. Changes prescribed by SFAS 123(R) include a requirement that we estimate forfeitures of share-based awards at the date of grant, rather than recognizing forfeitures as incurred as permitted by SFAS 123. As a result of adopting SFAS 123(R), in the first quarter of 2006 we recognized an after-tax gain of $28,000 ($46,000 pre-tax), or $0.00 per diluted share, as the cumulative effect of this change in accounting principle. The adoption of SFAS 123(R) did not otherwise have a material effect on our condensed consolidated financial statements for the three and nine months ended September 30, 2006, and is not expected to have a material effect on our consolidated financial statements for the year ending December 31, 2006.

The Company’s condensed consolidated statements of cash flows include a line item that presents the cash flows resulting from income tax deductions in excess of compensation costs recognized on stock issued pursuant to share-based awards (“excess tax benefits”). Prior to adopting SFAS 123(R), we presented excess tax benefits as operating cash flows in the condensed consolidated statements of cash flows. SFAS 123(R) requires that excess tax benefits be classified as financing cash flows in the condensed consolidated statements of cash flows. In addition, as a result of adopting SFAS 123(R), certain balance sheet amounts associated with share-based compensation costs have been reclassified within the equity section of the balance sheet. This change in presentation had no net effect on our total equity. Effective January 1, 2006, stock-based compensation expense has been reclassified from other stockholders’ equity into additional paid-in capital in the condensed consolidated balance sheet.

We issue share-based awards under two employee incentive plans. Substantially all employees of the Company are eligible to participate in the 1999 Employee Stock Purchase Plan (as amended to date, the “ESPP”).  In addition, the Company issues share-based awards to employees, non-employee directors and certain contractors pursuant to the 1999 Stock Incentive Plan (as amended to date, the “1999 Plan”).  Such awards have been issued in the form of stock options, restricted share rights, stock appreciation rights and deferred stock units, each of which is discussed in more detail below.

Stock-based compensation expense for the three months ended September 30, 2006 totaled approximately $1.0 million and included $8,500 for stock options, $84,000 for the ESPP, $337,000 for restricted share rights, $533,000 for stock appreciation rights and $40,000 for deferred stock units.  Stock-based compensation expense for the three months ended September 30, 2005 totaled approximately $955,000 and included $3,000 for stock options, $115,000  for the ESPP, $348,000 for restricted share rights, $489,000 for stock appreciation rights and $0 for deferred stock units.  Stock-based compensation expense for the nine months ended September 30, 2006 totaled approximately $3.0 million and included  $27,200 for stock options, $294,000 for the ESPP, $1.0 million for restricted share rights, $1.5 million for stock appreciation rights  and $163,000 for deferred stock units.  Stock-based compensation expense for the nine months ended September 30, 2005 totaled approximately $2.1 million and included $12,000 for stock options, $398,000 for the ESPP, $483,000 for restricted share rights, $1.2 million for stock appreciation rights  and $0 for deferred stock units.

Three Datamark employees left the Company during the second quarter of 2005 before their stock awards were fully vested.   As a result, stock-based compensation for the nine months ended September 30, 2005 reflects the reversal of $668,000 in previously recognized expense related to restricted share rights and $38,000 in previously recognized expense related to stock appreciation rights.

For the three months ended September 30, 2006 and September 30, 2005, $11,800 and $0, respectively, of stock-based compensation was capitalized as a component of software development costs.  For the nine months ended September 30, 2006 and September 30, 2005, $31,900 and $0, respectively, of stock-based compensation was capitalized as a component of software development costs. The total income tax benefit recognized for these plans was $438,000 and $323,000 for the three months ended September 30, 2006 and 2005, respectively, and $1.1 million and $639,000 for the nine months ended September 30, 2006 and 2005, respectively.

At September 30, 2006, unrecognized compensation cost relating to non-vested stock awards totaled $9.8 million.  The cost of these non-vested awards is expected to be recognized over a weighted average remaining vesting period of  3.2 years.

Because the Company adopted SFAS No. 123(R) using the modified-prospective transition, it did not restate prior period results.  Pro forma disclosure of the Company’s net income using the fair value-based accounting model for awards granted prior to January 1, 2003 is shown below for the three and nine months ended September 30, 2005 (in thousands, except per share data):

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income
As reported	$1,766	$3,925
Add back: Stock-based compensation expense, as reported, net of tax	543	1,163
Subtract: Stock-based compensation expense, pro forma net of tax	(552)	(1,202)
Pro forma income	$1,757	$3,886
Net income per share, basic:
As reported	$0.08	$0.18
Pro forma	0.08	0.18
Net income per share, diluted:
As reported	$0.08	$0.18
Pro forma	0.08	0.17

The table below summarizes the awards granted and the respective fair values (in thousands, except share and per share data) of those awards for the three and nine month periods ended September 30, 2006 and 2005.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
Deferred stock units granted to non-employee board members:
Shares underlying awards	—		2,000	—
Aggregate fair value of awards	—	—	$38	—
Weighted average grant date fair value	—	—	19.11	—

Stock appreciation rights granted to employees:
Shares underlying awards	145,000	—	235,000	1,170,000
Aggregate fair value of awards	$881	—	$1,748	$6,103
Weighted average grant date fair value	6.08	—	7.44	5.22

Restricted stock awards granted to employees:
Shares underlying awards	10,751	5,984	28,593	19,192
Aggregate fair value of awards	$164	$89	$546	$255
Weighted average grant date fair value	15.26	14.86	19.08	13.30

Restricted share awards granted to non-employee contractors:
Shares underlying awards	—	—	3,450	—
Aggregate fair value of awards	$—	—	$68	—
Weighted average grant date fair value	—	—	19.70	—

Employee stock purchase plan:
Shares underlying awards	—	—	53,005	103,464
Aggregate fair value of awards	—	—	$336	$461
Weighted average grant date fair value	—	—	6.34	4.46

The Company estimated the fair value of employee stock purchase plan awards using the Black-Scholes option pricing model and estimated the fair value of stock appreciation rights using a Monte Carlo simulation for an Asian type award. The following assumptions were used:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
Stock appreciation rights granted to employees:
Expected lives outstanding	4.7 years	—	4.7 years	4.7 years
Expected volatility	61.5%	—	59.1%	77.0%
Risk-free interest rates	4.7%	—	4.8%	4.3%
Expected dividend yield	0%	—	0%	0%

Employee stock purchase plan
Expected lives outstanding	—	—	1.0 year	1.0 year
Expected volatility	—	—	38.0%	66.0%
Risk-free interest rates	—	—	5.0%	3.3%
Expected dividend yield	—	—	0%	0%

The estimated fair values of these awards are being amortized over the applicable vesting period.

Employee Stock Options

The 1999 Plan is the successor equity incentive program to the Company’s 1997 Stock Option Plan (the “1997 Plan”).  Prior to the third quarter of 2003, share awards under these programs were issued primarily in the form of stock options, which allow employees to purchase shares of common stock at a set price upon the completion of vesting requirements. All outstanding options under the 1997 Plan were incorporated into the 1999 Plan upon its inception, and no further option grants will be made under the 1997 Plan. All information disclosed below includes options issued under the 1999 Plan and the 1997 Plan (collectively, the “Plans”). Options granted may be incentive or non-qualified options.  Options vest over various terms, with a maximum vesting period of five years, and expire after a maximum of ten years. At September 30, 2006, 6.8 million shares had been authorized for issuance under the Plans, of which 1.5 million shares remained available for grant.

The following table summarizes the employee stock option activity during the nine months ended September 30, 2006 (in thousands, except per share data).

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($000)
Outstanding, December 31, 2005	1,007	$5.40
Granted	—	—
Forfeited or canceled	(1)	$11.36
Exercised	(103)	$3.68
Outstanding, September 30, 2006	903	$5.61	3.56	$14,441
Exercisable at September 30, 2006	884	$5.65	3.60	$14,142

The total intrinsic value of employee stock options exercised was $2.0 million and $1.4 million, respectively, during the nine months ended September 30, 2006 and 2005. The total cash received from employees as a result of stock option exercises for the nine months ended September 30, 2006 and 2005 was approximately $403,000 and $422,000, respectively. The excess tax benefit realized as a result of the employee stock option exercises was $662,000 and $300,000, respectively, for the nine months ended September 30, 2006 and 2005.

On February 1, 2005, 955,760 of 1,000,000 options held by Blumenstein/Thorne Information Partners I, L.P (“BTIP”), an investment fund affiliated with the Company’s Chief Executive Officer, were exercised at a price of $3.875 per share.  An additional 16,575 options were exercised on March 23, 2005 at the same exercise price. As a result of these exercises, the Company realized an excess tax benefit of $2.7 million in the nine months ended September 30, 2005.

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

The following table summarizes the restricted stock award activity during the first nine months of 2006 (in thousands, except per share data).

	Shares	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2005	205	$17.66
Granted	32	$19.15
Forfeited or canceled	(12)	$13.74
Vested	(91)	$18.33
Outstanding, September 30, 2006	134	$18.18

The total fair value of restricted shares vested during the nine months ended September 30, 2006 and 2005 was $1.8 million and $392,000, respectively.

Stock Appreciation Rights

On March 23, 2005, the Company granted stock appreciation rights to executives and selected other key employees.  On May 2, 2005, August 15, 2006 and September 25, 2006, the Company granted stock appreciation rights to certain executives and key employees in connection with  promotions, and on May 8, 2006, the Company granted stock appreciation rights to a newly-hired executive.  The rights will be settled in stock.  Each grant is separated into five different levels of base prices.  The base price for the first level is 10% higher than the closing price of the common stock on the grant date, and the base price for each successive level is 10% higher than the previous level.  Except in the case of a change in control of the Company, as described below, a participant will receive a distribution with respect to the shares of common stock in each grant level only if the average closing price of our common stock for the last quarter in the five-year term beginning on the grant date exceeds the base price for such shares.  Each participant may elect to receive a distribution with respect to 10% of the rights he or she was granted after the third anniversary of the grant and with respect to an additional 10% after the fourth anniversary.  In the event of a change in control, participants will be entitled to receive a distribution with respect to a specified percentage of the shares granted (50% if the change in control occurs on September 13, 2004, increasing by 1/36 each month to 100% on September 13, 2007), and will forfeit the right to receive a distribution with respect to the unvested portion of the shares. The number of shares of common stock issued following a change in control will be based on the difference between the base prices and the share price as of the date the change in control occurs.

The following table summarizes the stock appreciation rights activity during the nine months ended September 30, 2006 (in thousands, except per share data).

	Shares	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2005	1,966	$4.63
Granted	235	$7.44
Forfeited or canceled	(11)	$4.63
Vested	—	—
Outstanding, September 30, 2006	2,190	$5.88

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

The following table summarizes the deferred stock unit award activity during the nine months ended September 30, 2006 (in thousands, except per share data).

	Shares	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2005	—	—
Granted	2	$19.11
Forfeited or canceled	—	—
Vested	—	—
Outstanding, September 30, 2006	2	$19.11

1999 Employee Stock Purchase Plan

The ESPP is designed to allow the Company’s eligible employees to purchase shares of common stock, at specified intervals, with their accumulated payroll deductions.  Eligible employees are individuals scheduled to work more than 20 hours per week for more than five calendar months per year. Under the ESPP, eligible employees may contribute up to 15% of their cash earnings through payroll deductions, and the accumulated deductions will be applied to the purchase of shares of common stock once each year on the purchase date. The purchase price per share will be equal to 85% of the fair value of the Company’s common stock on the first day of the one-year offering period that precedes the purchase date or, if lower, 85% of the fair value on the purchase date. Purchases on any one purchase date are limited to 2,000 shares for each participant and 333,334 shares for all participants.

The following table summarizes the ESPP activity during the nine months ended September 30, 2006 (in thousands, except per share data):

	Shares	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2005	103	$4.46
Granted	53	$6.34
Forfeited or canceled	—	—
Vested	(103)	$4.46
Outstanding, September 30, 2006	53	$6.34

Goodwill and Identified Intangible Assets with Indefinite Lives

Goodwill and purchased intangible assets with indefinite useful lives are not amortized.  The Company reviews goodwill and identified intangible assets with indefinite lives for impairment annually and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable.  The goodwill impairment review is performed using a two-step impairment test. For purposes of this test we have identified two reporting units, which are the same as our reportable segments (see Note 5 for further information regarding the Company’s segments). In the first step of the goodwill analysis, which screens for impairment, the Company compares the fair value of a reporting unit to its carrying value. If the carrying value exceeds the fair value, the second step must be completed to determine the amount impaired. In the second step, the Company compares the carrying value to the implied fair value of the goodwill under a theoretical purchase allocation scenario.

The impairment review of the identified intangible assets with indefinite lives consists of a comparison of the fair value of an intangible asset with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to such excess. After an impairment loss is recognized, the adjusting carrying amount of the intangible asset is its new accounting basis. See Note 6 for information regarding an impairment analysis to be conducted in the fourth quarter of 2006.

Identified Intangible Assets with Finite Lives

Intangible assets with finite lives are amortized using the straight-line method over the estimated economic lives of the assets, ranging from five to eight years. The Company reviews long-lived assets to be held and used for impairment whenever there is an indication that the carrying amount may not be recoverable from future estimated cash flows.  Upon the resignation of certain Datamark management personnel in April 2005 and July 2006, the amortization of the fair value of the non-compete intangible was accelerated to correspond with the resulting decrease in the terms of the associated non-compete agreements. As a result of the acceleration, quarterly amortization expense associated with such non-competes increased from $120,000 to $160,000 beginning in the second quarter of 2005 and further increased to approximately $169,000 beginning in the third quarter of 2006. See Note 6 for information regarding an impairment analysis to be conducted in the fourth quarter of 2006.

Income Taxes

The current provision for income taxes represents actual or estimated amounts payable on tax return filings each year. Deferred tax assets and liabilities are recorded for the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying balance sheets, and for operating loss and tax credit carry-forwards. The change in deferred tax assets and liabilities for the period measures the deferred tax provision or benefit for the period. Effects of changes in tax laws on deferred tax assets and liabilities are reflected as adjustments to the tax provision or benefit in the period in which the change in law is enacted. The Company’s deferred tax assets are reduced by a valuation allowance to the extent that management concludes that realization of the assets is not likely at each balance sheet date.

The Company’s effective tax rate of 36% and 38%, respectively for the three and nine months ended September 30, 2006 reflects the impact of stock compensation, interest and other expenses. The effective tax rate for the nine months ended September 30, 2006 also reflects a reduction of the valuation reserves maintained against certain deferred tax assets related to state net operating loss carryforwards.  During the third quarter of 2006,  the Company recorded a $338,000 reduction to goodwill associated with tax benefits related to the Datamark acquisition.

Earnings Per Share

Basic earnings per share is computed by dividing net income for the period by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by: (i) adjusting net income for the effects, if any, of assuming the conversion of certain convertible securities; and (ii) adjusting the weighted average number of shares outstanding for the effects, if any, of common shares issuable upon the conversion or exercise of certain securities such as warrants and options for common stock outstanding during the period, if the effect of such adjustments is dilutive. Certain options, warrants and other common stock equivalents were dilutive as of September 30, 2006 and September 30, 2005 and, using the treasury stock method, resulted in an additional 702,357 and 884,399, respectively, weighted-average common shares outstanding for the computation of diluted earnings per share for the three and nine months ended September 30, 2006 and an additional 650,949 and 683,004, respectively, weighted-average common shares outstanding for the computation of diluted earnings per share for the three and nine months ended September 30, 2005.  Common stock equivalents for the three and nine months ended September 30, 2006 which would have been included except for their anti-dilutive effect are 196,520 and 64,477, respectively.  Common stock equivalents for the three and nine months ended September 30, 2005 that would have been included except for their anti-dilutive effect are 481,489 and 694,266, respectively.

On February 1, 2005, 955,760 of 1,000,000 options held by BTIP were exercised at a price of $3.875 per share.  An additional 16,575 options were exercised by BTIP on March 23, 2005 at the same exercise price.

The Company has not paid cash dividends on its stock, and is currently precluded from doing so under its borrowing agreements.

Accounts Receivable

The terms of our accounts receivable are predominantly net 30 for the eLearning division and net 15 for the Enrollment division. The Company maintains an allowance for doubtful accounts based upon management’s estimate of the expected collection of accounts receivable. At September 30, 2006 and December 31, 2005, the allowance for doubtful accounts was $245,000 and $272,000, respectively, and accounts receivable net of allowances totaled $21.8 million and $13.9 million, respectively.

Foreign Currency

The Company transacts business outside of the United States in the currency of the foreign country.  This includes the receipt of payments from customers and payments to vendors.  In accordance with SFAS No. 52, “Foreign Currency Translation,” the Company values the foreign currency on a transaction basis and the gain or loss is included in net income.  For the three months ended September 30, 2006 and 2005, the Company recognized foreign currency exchange gain (loss) of approximately ($14,000) and $5,000, respectively.  For the nine months ended September 30, 2006 and 2005, the Company recognized foreign currency exchange losses of approximately $24,000 and $15,000, respectively.

Software Development Costs

The Company’s activities include ongoing development of internal-use software used in connection with delivery of services via its proprietary software platform and network. Pursuant to the provisions of the AICPA’s Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”), costs incurred during the application development stage are capitalized and costs incurred during the preliminary project and post-implementation stages are expensed as incurred.  The Company capitalized $415,000 and $283,000 in software development costs for the three months ended September 30, 2006 and 2005, respectively. The Company capitalized $1.1 million and $1.2 million in software development costs for the nine months ended September 30, 2006 and 2005, respectively. Given the Company’s ongoing investment and development, the Company expects to incur costs for the development of internal-use software in the future that are required under SOP 98-1 to be capitalized and amortized over the software’s estimated useful life.

Capitalized software development costs are amortized using the straight-line method over their estimated useful lives, generally three years. Amortization begins when the software is ready for its intended use. The Company recorded $813,000  and $155,000 of amortization expense for the three months ended September 30, 2006 and 2005, respectively; such amortization included $446 and $0, respectively, of stock-based compensation costs.  The Company recorded $1.2 million and $425,000 of amortization expense for the nine months ended September 30, 2006 and 2005, respectively; such amortization included $906 and $0, respectively, of stock-based compensation costs.

In connection with Datamark’s decision to discontinue its retention product line effective September 30, 2006, the Company analyzed certain capitalized software developed for such product line and concluded that it was no longer useful. Amortization expense for the three and nine months ended September 30, 2006 includes a $573,000 charge from the write-off of such software.

Other Accrued Liabilities

Other accrued liabilities consist primarily of accrued compensation expense and related taxes, as well as other accrued expense items as of each reporting date as shown below (in thousands):

	September 30, 2006	December 31, 2005
Accrued compensation and related taxes	$3,552	$3,401
Other accruals	3,767	3,332
Total other accrued liabilities	$7,319	$6,733

(3) Debt

Revolving Line of Credit

In October 2005, the Company restructured its bank credit facility and obtained a $15.0 million revolving line of credit (the “Revolver”) that matures on October 31, 2007. The interest rate on the Revolver is equal to the bank’s prime rate (8.25% at September 30, 2006). The Revolver contains certain financial covenants, including requirements that the Company maintain a specified minimum ratio of quick assets to current liabilities and a specified minimum level of Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”).  The Revolver is secured by all of the Company’s assets. As of September 30, 2006, the Company had no borrowings under the Revolver and was in compliance with all financial covenants.

Long-Term Debt

Subordinated Notes

In conjunction with the acquisition of Datamark, in October 2003, the Company issued $20.0 million in senior subordinated secured notes (“Senior Subordinated Notes”) to a lender. The Senior Subordinated Notes require principal payments due in $5.0 million quarterly increments beginning December 31, 2007, with interest payments due quarterly beginning on December 31, 2003, at a rate of 12.5% per annum. The Senior Subordinated Notes are secured by all of the Company’s assets. In connection with the issuance of the Senior Subordinated Notes, the Company issued to the lender warrants to purchase 200,000 shares of common stock. The Company allocated $3.3 million of financing proceeds to the warrants based upon their fair value, which was estimated using the Black-Scholes option pricing model. The remaining $16.7 million of financing proceeds was allocated to the Senior Subordinated Notes. The discount attributable to the value of the warrants is being amortized as interest expense over the five-year term of the Senior Subordinated Notes. The Senior Subordinated Notes contain certain financial covenants, including minimum quick ratio, minimum tangible net worth, minimum debt service coverage and minimum EBITDA. The Company was in compliance with all financial covenants as of September 30, 2006. The Company prepaid the Senior Subordinated Notes in full on October 31, 2006. See Note 6 for further information regarding such prepayment.

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

Due to the discounts on the Senior Subordinated Notes and Seller Notes, any payment of these debt obligations prior to their maturity results in additional interest expense due to the realization of the unamortized portions of the costs and discounts recorded. See Note 6 for information regarding the Company’s fourth quarter 2006 debt prepayment. The early repayment of $1.9 million carrying value ($1.5 million face value) of Seller Notes during the second quarter of 2006 resulted in a $226,000 charge for the write-off of unamortized discounts. There is approximately $69,000 of discounts recorded against the $500,000 (face value) of Seller Notes outstanding at September 30, 2006.

Capital Lease Obligations

The Company has acquired certain computer hardware and software and a printing press under four capital leases provided by the vendors.  The principal terms of the leases are as follows:

Lease Date	Term	Imputed Interest Rate	Balance Outstanding at September 30, 2006
January 2004	3 years	8.4%	$38
April 2005	3 years	7.5%	294
February 2006	3 years	5.3%	432
June 2006	5 years	7.5%	414
			$1,178

Schedules of Long-Term Debt and Capital Lease Obligations

The following is a summary of the Company’s long-term debt and capital lease obligations as of September 30, 2006 and December 31, 2005, respectively (in thousands):

	September 30, 2006	December 31, 2005
Seller notes, principal of $1.5 million and $2.0 million	$431	$2,118
Senior subordinated notes, principal of $20.0 million	18,627	17,906
Capital lease obligations	1,178	569
Total	20,236	20,593
Less current portion	(469)	(320)
Long-term portion	19,767	$20,273

The following is a schedule by year of future principal debt payments, as of September 30, 2006. Amounts represent the contractual cash payments of our debt and exclude debt discounts discussed above (in thousands):

Period ending December 31,	Senior Subordinated Notes	Seller Notes	Capital Leases	Total
2006	$—	$—	$143	$143
2007	5,000	—	438	5,438
2008	15,000	500	333	15,833
2009 and thereafter	—	—	264	264

Principal of debt obligations	$20,000	$500	$1,178	$21,678

(4) Commitments and Contingencies

Legal Matters

In July 2005, the Company received a letter from counsel to Arthur Benjamin,  Datamark’s chief executive officer until April 2005. The letter alleged unspecified breaches by eCollege and/or Datamark of Mr. Benjamin’s employment agreement and related agreements, including without limitation Mr. Benjamin’s stock appreciation rights agreement, and demanded that the Company submit such disputes to binding arbitration as required by the employment agreement. The Company agreed to arbitrate the dispute. In December 2005, Mr. Benjamin filed suit against eCollege and Datamark in the United States District Court, District of Utah, alleging, among other things, that eCollege and Datamark breached Mr. Benjamin’s employment and stock appreciation rights agreements by forcing Mr. Benjamin to resign for “good reason” and subsequently failing to pay him severance and accelerate the vesting of stock appreciation rights and restricted stock. Using an assumed common stock price of up to $150 per share, Mr. Benjamin sought compensatory damages of up to $38 million and punitive damages of up to $380 million.

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

The Company believes that Mr. Benjamin’s allegations are without merit and that his calculations of alleged damages are in error and the Company intends to vigorously defend against these allegations in the arbitration proceeding. However, due to the uncertainty inherent in arbitration proceedings, we are unable to predict the outcome of this dispute. An outcome unfavorable to the Company could have a material adverse effect on our business, results of operations and financial condition.

Sales and Use Taxes

In the second quarter of 2005, as part of the Company’s effort to remediate identified material weaknesses in its internal controls, the Company conducted a preliminary study of sales and use tax obligations for the eLearning and Enrollment divisions. That study revealed that the Enrollment division could have a liability for uncollected sales and use taxes in various states and municipalities. Accordingly, the Company retained outside advisors to conduct a more detailed analysis of the issue by examining, on a state-by-state basis for 2001 through 2005, whether the Enrollment division’s activities in each state were sufficient to create a sales and use tax collection obligation and, if so, whether some or all of the services provided by the Enrollment division in such state were subject to taxation. As a result of the detailed analysis, the Company determined that Datamark may have been obligated to collect sales or use taxes in certain jurisdictions and thus faces potential liability. To the extent that the liability relates to periods that preceded the date of the Datamark acquisition, the Company believes that the former Datamark stockholders are required to indemnify the Company for such liability.

To date, no jurisdiction has audited or indicated any intention of auditing Datamark’s sales and use tax compliance. However, in an effort to mitigate its potential liability, the Company has approached certain states (in which Datamark faces the most significant risk of liability) pursuant to voluntary disclosure arrangements (“VDAs”). VDAs permit taxpayers, in many situations, to resolve outstanding tax obligations for less than the full amount of the potential exposure, and at a minimum enable taxpayers to avoid penalties. Datamark has agreed on settlement terms with three such states and is negotiating the terms of a settlement agreement with another.  In addition, Datamark will likely register with the Streamlined Sales Tax Project (“SSTP”), which provides amnesty for past tax obligations in member states in exchange for the registrant’s agreement to collect and remit taxes for three years going forward.

While the Company cannot predict with certainty either Datamark’s potential exposure for prior tax periods or the outcome of the actions it has undertaken in mitigation of the potential liability as described in the preceding paragraph, it has estimated its exposure to sales and use tax liability and related interest and penalties, if any, in all jurisdictions at issue to be within a range of $739,000 to $1,563,000. Of this exposure, an estimated range of $171,000 to $427,000 relates to periods that precede eCollege’s acquisition and should be borne by selling stockholders; the remaining range of $568,000 to $1,136,000 relates to periods between the acquisition date and the dates on which VDAs were filed.  As of September 30, 2006, the Company had a reserve of $712,000 (net of $61,000 of payments made prior to September 30, 2006) associated with sales and use tax liability for prior tax periods, as well as an offsetting receivable of $176,000 from Datamark’s former stockholders to reflect that portion of the estimated liability that relates to periods preceding the Datamark acquisition. The Company believes that the reserve and the receivable are reasonable; however, we will evaluate Datamark’s sales and use tax liability associated with the prior periods on a periodic basis and may adjust our reserve and receivable estimates in future periods based on the outcome of our mitigation efforts. Datamark is also recording sales tax liabilities as required for periods subsequent to the periods covered by the VDAs. Datamark has begun to collect sales tax from its customers as required by the three states in which VDAs are completed, and following the completion of the VDA process and the SSTP registration in various other states, Datamark intends to collect and remit taxes from its customers in those states as well. The Company does not believe that Datamark will incur material liability for sales and use taxes going forward

Datamark Acquisition Indemnification

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

Operating Lease Obligations

The Company leases office space and equipment under various non-cancelable operating leases. At September 30, 2006 the aggregate future minimum lease commitments were as follows (in thousands):

Period ending December 31,	Commitments
2006	$556
2007	2,072
2008	1,190
2009	1,147
2010	962
Thereafter	1,083
$7,010

(5) Segment Information

Description of Segments

Beginning October 31, 2003, as a result of the acquisition of Datamark, the Company organized its operations into two business segments: eLearning and Enrollment. The organizational structure is based on factors that management uses to evaluate, view and run its business operations which include, but are not limited to, customer base, homogeneity of products, technology and delivery channels. The business segments are based on this organizational structure and information reviewed by eCollege’s management to evaluate the associated business group results. A description of the types of products and services provided by each reportable segment during the three and nine months ended September 30, 2006 and 2005 follows:

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

Effective September 30, 2006, the Enrollment division discontinued its admissions training and retention services product lines.

Segment Data

The results of the reportable segments are derived directly from eCollege’s internal management reporting system. The accounting policies used to derive reportable segment results are substantially the same as those used by the consolidated Company. Management measures the performance of each segment based on several metrics, including income from operations. These results are used, in part, to evaluate the performance of, and to assign resources to, each of the segments. A significant portion of total consolidated expenditures are directly attributable to the two business segments. However, certain operating expenses, which are separately managed at the corporate level, are not allocated to segments. These unallocated costs include executive management salaries and benefits; stock-based compensation; bonuses paid under the eCollege bonus plan; certain corporate finance and legal salaries and benefits; audit, consulting and legal costs incurred on a corporate level; rent and occupancy costs for the Company’s Chicago office; amortization of intangibles associated with the Datamark acquisition; income taxes; interest income/expense; and other income/expense. There was no inter-segment revenue for the three and nine months ended September 30, 2006 and 2005.

Selected financial information for each reportable segment, together with a reconciliation of segment information to eCollege’s consolidated total, was as follows for the three and nine months ended September 30, 2006 and 2005 (in thousands):

	For the Three Months Ended September 30, 2006
	eLearning	Enrollment	Corporate	Total
Revenue	$13,040	$17,595	$—	$30,635

Income (loss) from operations	$5,525	$1,359	$(3,607)	$3,277

	For the Three Months Ended September 30, 2005
	eLearning	Enrollment	Corporate	Total
Revenue	$10,410	$16,009	$—	$26,419

Income (loss) from operations	$3,807	$3,466	$(3,307)	$3,966

	For the Nine Months Ended September 30, 2006
	eLearning	Enrollment	Corporate	Total
Revenue	$38,235	$48,151	$—	$86,386

Income (loss) from operations	$15,584	$3,932	$(10,224)	$9,292

	For the Nine Months Ended September 30, 2005
	eLearning	Enrollment	Corporate	Total
Revenue	$30,426	$42,878	$—	$73,304

Income (loss) from operations	$11,649	$7,387	$(9,402)	$9,634

Assets are allocated to the individual segments based on the primary segment benefiting from the assets. Corporate assets are composed primarily of cash and cash equivalents, goodwill and purchased intangible assets. The table below shows total assets by segment and the reconciliation of segment assets to eCollege’s consolidated total assets as of September 30, 2006 and December 31, 2005 (in thousands):

	September 30, 2006	December 31, 2005

eLearning	$30,074	$20,155
Enrollment	33,731	27,196
Goodwill and intangible assets	61,856	63,490
Corporate	21,031	23,233
	$146,692	$134,074

Significant Customer Information

One customer accounted for 19% and 19% of consolidated revenue (and 28% and 30% of Enrollment division revenue) for the three and nine months ended September 30, 2006, respectively.  One customer accounted for 23% and 19% of consolidated revenue (and 32% and 27% of Enrollment division revenue) for the three and nine months ended September 30, 2005, respectively.  No customer represented 10% or more of eLearning division revenue for the three and nine months ended September 30, 2006 or 2005.

At September 30, 2006, one customer represented 15% of consolidated accounts receivable, no customer accounted for 10% or more of  the eLearning division’s accounts receivable and three different customers accounted for 46% of the Enrollment division’s accounts receivable (21%, 13% and 12%, respectively). At September 30, 2005, no customer represented 10% or more of consolidated accounts receivable, one customer accounted for 13% of the eLearning’s division accounts receivable and three different customers accounted for 45% (18%, 14% and 13%, respectively) of the Enrollment division’s accounts receivable.

Geographic Information

Substantially all of the Company’s assets are located in and substantially all of the Company’s operating results are derived from operations in the United States.

(6) Subsequent Events

Evaluation of Strategic Alternatives for Enrollment Division

On October 18, 2006, following a unanimous decision by the Board of Directors, the Company announced that it is exploring strategic alternatives for Datamark, including a possible sale of the division. The Company has engaged Evercore Group L.L.C. to assist in identifying and exploring such alternatives. As a result of this decision, the Company must evaluate the future reporting of the enrollment division business within the Company’s financial statements and determine whether the net assets of that business are recoverable.

Based upon its review of applicable accounting policies, the Company believes that the operations of the enrollment division should be reported as discontinued operations beginning in the fourth quarter of 2006. The operating results of a business component are reported as discontinued if its operations and cash flows can be clearly distinguished from the rest of the business, the operations have been sold or are classified as held for sale, there will be no continuing involvement in the operation after the disposal date and certain other criteria are met.  In order to be considered held for sale, several criteria, including without limitation the probable disposition of business within one year and an active marketing effort, must be achieved.  Significant judgments are involved in determining whether a business component meets the criteria for discontinued operation reporting and the period in which these criteria are met. As a discontinued operation, Datamark’s results of operations will be presented on a separate line of the Company’s consolidated statements of operations, and its assets and liabilities will be aggregated and reported on separate lines of the Company’s balance sheets.

The Company is currently conducting an impairment analysis to assess the recoverability of the carrying value of the Datamark business. The Company is unable at this time to predict the outcome of such analysis, but it is possible that the Company will determine that the carrying amount of the Datamark asset group exceeds its fair market value. In such event, the Company would be required to record an impairment loss in the fourth quarter of 2006.

Debt Prepayment

On October 31, 2006, the Company prepaid the $20.0 million outstanding principal balance of its Senior Subordinated Notes together with $215,000 of accrued interest. The prepayment will result in a one time, non-cash interest charge of  $1.9 million in the fourth quarter of 2006, which charge includes $1.5 million related to unamortized warrants issued to the lender and $400,000 related to unamortized debt issuance costs previously recorded as discount on the debt.

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

On October 18, 2006, the Company announced that its Board of Directors unanimously determined that it is in the best interests of the Company’s stockholders that the Company explore strategic alternatives for Datamark, including a possible sale of the division. The Company has retained Evercore Group L.L.C. to assist in identifying and pursuing such alternatives. See Note 6 to the Condensed Consolidated Financial Statements included as Item 1 of this Report on Form 10-Q.

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

Enrollment Marketing

For the three and nine months ended September 30, 2006 and 2005, Datamark’s products and services focused on recruiting (lead generation), enrollment (lead conversion) and student retention. Lead generation products consist primarily of direct mail, interactive marketing and media placement solutions that are designed to attract the interest of the most likely candidates for enrollment at our customers’ institutions. With respect to enrollment products and services, Datamark offers lead conversion systems and training to enhance the performance of customers’ admissions employees,  as well as interactive and direct mail post-lead communication campaigns to increase the number of leads that actually convert into enrollments. Datamark’s retention marketing products and services include a suite of tools for identifying “at risk” students, communication plans to help those students stay in school and monitoring and response plans to keep track of such students as they progress through their programs. Effective September 30, 2006, Datamark discontinued its admissions training and retention product lines.

Please refer to our Annual Report on Form 10-K for the year ended December 31, 2005 for a detailed description of our products and services.

Seasonality

Because the majority of our eLearning revenue is derived from the number of students our customers have enrolled in online courses delivered on our Course Management System, our results of operations are impacted by the seasonality inherent in the traditional academic calendar. However, in 2005 and the first nine months of 2006, we continued to see our customers offer more non-traditional course terms (i.e. quarterly, monthly and bi-monthly), which has somewhat mitigated the seasonality of our results. We expect this trend to continue for the balance of 2006. We also experience seasonality in our Enrollment division. This seasonality is primarily driven by our customers’ direct mail campaigns, which tend to be weighted toward the second half of the calendar year. As a result of the seasonality in our businesses, sequential quarter-to-quarter financial results are not directly comparable.

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

Results of Operations for the Three Months Ended September 30, 2006 and 2005

Revenue.  Revenue increased $4.2 million, or 16%, to $30.6 million for the three months ended September 30, 2006 from $26.4 million for the three months ended September 30, 2005. The eLearning division contributed $2.6 million of the increase, primarily due to a $2.2 million increase in student fees from online courses. The Enrollment division was responsible for $1.6 million of this increase, primarily due to a $1.3 million increase in revenue from direct mail marketing services.

At the eLearning division, student fees represented $11.5 million and $9.3 million of total revenue for the three months ended September 30, 2006 and 2005, respectively, an increase of $2.2 million, or 24%.  Our eLearning customers benefit from volume discounts on their student technology fees based on the success of their distance programs. In addition, they often guarantee a minimum amount of student technology fees for each year they are under contract with us, for which they receive further discounts on our services. Therefore, the 24% increase in our student fee revenue was not directly proportional to the increase in our customers’ online student enrollments. eCourse starts increased 61% to approximately 271,000 enrollments for the Summer (May 16 — August 15) 2006 term from approximately 168,000 enrollments for the Summer 2005 term. We expect the trend of distance enrollment growth outpacing associated revenue growth to continue for the remainder of 2006.

Campus and course development fees represented $239,000 and $290,000 of total revenue for the three months ended September 30, 2006 and 2005, respectively, a decrease of $51,000, or 18%. The decrease is primarily the result of a decline in course development and course maintenance revenue attributable to an increasing number of customers taking advantage of our products and tools to design and develop their own courses, as well as a decrease in revenue from new campuses as renewals comprise a larger portion of our business.

Other eLearning revenue increased by $452,000, or 52%, to $1.3 million for the three months ended September 30, 2006 from $868,000 for the three months ended September 30, 2005. The increase is primarily attributable to a greater demand for our technical and academic consulting services during the 2006 period as compared to the prior year period, especially by new customers adopting eLearning’s technology platform.

With respect to our Enrollment division, direct mail accounted for 60% of Enrollment division revenue for the three months ended September 30, 2006 compared to 58% of Enrollment division revenue for the three months ended September 30, 2005. Revenue from direct mail marketing activities was $10.5 million and $9.2 million, respectively, for the three months ended September 30, 2006 and 2005, an increase of $1.3 million or 14%. The increase resulted primarily from the addition of a new direct mail customer, which was partially offset by continued reductions in direct mail spending by the division’s largest customer that are expected to continue in the fourth quarter of 2006. This customer has informed Datamark that it intends to cease using Datamark as a direct mail vendor following its January 2007 campaign, which will result in substantial further reductions in Datamark’s direct mail revenues. The customer’s use of Datamark’s interactive and print media services and eLearning’s services is not affected by this decision.

Revenue from interactive marketing services increased by $603,000, or 12%, to $5.4 million for the three months ended September 30, 2006 from $4.8 million for the three months ended September 30, 2005, due to increased business from new and existing customers. Interactive growth for the three months ended September 30, 2006 was also impacted by a continued shift in interactive marketing from a cost per lead to a managed services pricing structure. The managed services pricing structure results in less revenue than comparable business under a cost per lead model as lead costs are paid directly by the customer, but the effect of this shift was more than offset by increased business activity. Managed services pricing accounted for 36% of interactive revenues for the three months ended September 30, 2006 as compared to 27% for the prior year period. Interactive marketing in total accounted for 31% of Enrollment division revenue for the three months ended September 30, 2006 compared to 30% for the prior year period.

Media placement revenue increased $194,000, or 29%, to $867,000 for the three months ended September 30, 2006 from $673,000 for the three months ended September 30, 2005. The increase is primarily due to the increased use of our media placement services by various customers.

Other enrollment marketing revenue decreased by $481,000, or 38%, to $799,000 for the three months ended September 30, 2006 from $1.3 million for the three months ended September 30, 2005. The decrease consisted primarily of revenue from a bundled lead generation/admissions solution for which Datamark receives a share of program tuition for each enrollment in the customer’s marketed degree and certificate programs. The decrease in revenue for the three months ended September 30, 2006 is attributable to reduced enrollments resulting from the discontinuation of one program and reduced enrollments in other programs.

Cost of Revenue.  Cost of revenue increased by $3.7 million, or 27%, to $17.2 million for the three months ended September 30, 2006 from $13.5 million for the three months ended September 30, 2005. The Enrollment division’s cost of revenue was $13.2 million for the three months ended September 30, 2006, an increase of $3.0 million, or 30%, from $10.2 million for the three months ended September 30, 2005. The Enrollment division’s cost of revenue as a percentage of revenue increased from 64% for the 2005 period to 75% for the 2006 period. The increase resulted primarily from increased production and other costs related to direct mail services and a write-off of capitalized software developed in connection with the discontinued retention product line. The eLearning division’s cost of revenue increased by $662,000, or 21%, to $3.8 million for the three months ended September 30, 2006 from $3.1 million for the three months ended September 30, 2005. As a percentage of revenue, eLearning cost of revenue decreased slightly from 30% for the 2005 period to 29% for the 2006 period, due primarily to the increase in higher margin student fee revenue. Corporate cost of revenue was $211,000 for the three months ended September 30, 2006, a decrease of $9,000, or 4%, from $220,000 for the three months ended September 30, 2005.

Gross Profit.  We realized gross profit of $13.4 million and $12.9 million for the three months ended September 30, 2006 and 2005, respectively, resulting in a 4% or $549,000 increase in gross profit. The Enrollment division contributed $4.4 million to our gross profit for the three months ended September 30, 2006, down from $5.8 million for the three months ended September 30, 2005. The eLearning division contributed $9.3 million to our gross profit for the three months ended September 30, 2006, up from $7.3 million for the three months ended September 30, 2005. Corporate gross loss was $211,000 for the three months ended September 30, 2006, a slight increase from a gross loss of $220,000 for the prior year period.

Product Development.  Including the impact of capitalized software development costs, product development expenses were flat at $2.0 million for the three months ended September 30, 2006 and 2005. For the three months ended September 30, 2006 and 2005, capitalized software development costs were $415,000 and $283,000, respectively, an increase of $132,000 or 47%. The increase results primarily from activities associated with development of the .NExT eLearning platform.

Selling and Marketing.  Selling and marketing expenses increased 387,000, or 17%, to $2.7 million for the three months ended September 30, 2006 from $2.3 million for the three months ended September 30, 2005. The Enrollment division’s selling and marketing expenses increased $329,000, or 26%, to $1.6 million for the three months ended September 30, 2006 from $1.3 million for the three months ended September 30, 2005.  The increase resulted primarily from increased staffing and other expenses related to new business development. The eLearning division’s selling and marketing expenses decreased by $21,000, or 2%, to $901,000 for the three months ended September 30, 2006 from $923,000 for the three months ended September 30, 2005. The modest decrease resulted from reductions in new business development expenses and general marketing expenses. Corporate selling and marketing expenses were $230,000 and $150,000 for the three months ended September 30, 2006 and 2005, respectively, an increase of $80,000 or 53%, due primarily to increases in stock-based compensation.

General and Administrative.  General and administrative expenses increased by $759,000, or 18%, to $5.0 million for the three months ended September 30, 2006 from $4.2 million for the three months ended September 30, 2005. The increase was primarily attributable to increased operational support costs at the eLearning division, increased MIS technology staff at its enrollment division and increased legal costs at the corporate division.

We record non-cash stock-based compensation expense in connection with equity awards to employees, non-employee directors and certain contractors in accordance with SFAS 123, which we adopted January 1, 2003. The deferred charges are amortized over the relevant vesting periods of such awards, which range from one to five years. We recorded $991,000 of stock-based compensation in the three months ended September 30, 2006, an increase of $36,000, or 4%, from the $955,000 recorded in the three months ended September 30, 2005. The increase primarily reflects increased expense associated with stock appreciation rights granted in the second and third quarters of 2006 and deferred stock units granted to a non-employee director in the first quarter of 2006, offset in part by decreased expenses associated with the ESPP and grants of restricted share rights.  A portion of the Company’s non-cash stock-based compensation expense was allocated to cost of revenue, selling and marketing expense and product development expense, as appropriate, based on the recipients of the awards; however, the majority of the stock-based compensation expense relates to our executive team and was therefore included in general and administrative expense.

Amortization of Intangible Assets.  Amortization of intangible assets was $468,000 and $414,000 for the three months ended September 30, 2006 and 2005 and consists entirely of the amortization of identified intangible assets which we recorded in connection with the Datamark acquisition. Specifically, customer relationships with an estimated value of $8.1 million are amortized over their estimated useful lives of eight years, and non-compete agreements valued at $2.4 million are generally amortized over their estimated useful lives of five years. Arthur Benjamin, the Chief Executive Officer of the Enrollment Division, left the Company on April 15, 2005. Beginning in the second quarter of 2005, the amortization of the fair value of Mr. Benjamin’s non-compete agreement was accelerated to correspond with the resulting decrease in the term of his non-compete agreement, increasing from $120,000 per quarter to approximately $160,000 per quarter. Beginning in the third quarter of 2006, the amortization of the fair value of the non-compete intangible asset was further increased to approximately $169,000 per quarter due to the resignations of other Datamark employees and resulting reductions in the terms of their non-compete agreements.

Other Income (Expense).  Interest expense increased by $4,000, or less than 1%, to $951,000 for the three months ended September 30, 2006 from $947,000 for the three months ended September 30, 2005. Interest and other income increased by $219,000, or 246%, to $308,000 for the three months ended September 30, 2006 from $89,000 for the three months ended September 30, 2005. The increase is primarily attributable to interest earned on increased cash balances and the implementation of improved cash management processes, including the use of interest bearing sweep accounts.

Income taxes.  Income tax expense decreased by $381,000, or 28%, to $961,000 for the three months ended September 30, 2006 from $1.3 million for the three months ended September 30, 2005. The decrease is due to lower income before income taxes as well as a decrease in the effective tax rate from 43% in the third quarter of 2005 to 36% for the third quarter of 2006.  The decrease in the effective tax rate reflects favorable tax effects from stock-based compensation and a lower overall state income tax rate.

Net income. Net income decreased by $93,000, or 5%, to $1.7 million or $.08 per basic share and $.07 per diluted share for the three months ended September 30, 2006, from net income of $1.8 million or $0.08 per basic and diluted share for the three months ended September 30, 2005.

Results of Operations for the Nine Months ended September 30, 2006 and 2005

Revenue.  Revenue increased by $13.1 million, or 18%, to $86.4 million for the nine months ended September 30, 2006 from $73.3 million for the nine months ended September 30, 2005. The eLearning division contributed $7.8 million of the increase, primarily due to a $7.1 million increase in student fees from online courses. The Enrollment division was responsible for $5.2 million of this increase, primarily due to a $3.6 million increase in revenue from direct mail marketing services and an increase of $2.2 million in interactive marketing revenue, offset in part by a $605,000 decrease in revenue from bundled lead generation and admissions services.

At the eLearning division, student fees represented $34.1 million and $27.0 million of total revenue for the nine months ended September 30, 2006 and 2005, respectively, an increase of $7.1 million, or 26%. Our eLearning customers benefit from volume discounts on their student technology fees based on the success of their distance learning programs. In addition, they often guarantee a minimum amount of student technology fees for each year they are under contract with us, for which they receive further discounts on our services. Therefore, the 26% increase in our student fee revenue was not directly proportional to the increase in our customers’ online student enrollments.  eCourse starts increased 90% to approximately 544,000 enrollments for the Spring (January 1 - May 15) 2006 term from approximately 287,000 enrollments for the Spring 2005 term, and eCourse starts increased 61% to approximately 271,000 enrollments for the Summer (May 16 - August 15) 2006 term from approximately 168,000 enrollments for the Summer 2005 term. We expect the trend of distance enrollment growth outpacing associated revenue growth to continue for the remainder of 2006.

Campus and course development fees represented $793,000 and $880,000 of total revenue for the nine months ended September 30, 2006 and 2005, respectively, a decrease of $87,000, or 10%. The decrease results primarily from a decrease in revenue from new campuses as renewals comprise a larger portion of our business.

Other eLearning revenue increased by $788,000, or 30%, to $3.4 million for the nine months ended September 30, 2006 from $2.6 million for the nine months ended September 30, 2005. The increase is attributable to a greater demand for our technical and academic consulting services during the 2006 period as compared to the prior year period, especially by new customers adopting eLearning’s technology platform.

With respect to our Enrollment division, direct mail accounted for 59% of Enrollment division revenue for the nine months ended September 30, 2006 compared to 58% for the nine months ended September 30, 2005. Revenue from direct mail marketing activities was $28.5 million and $24.9 million, respectively, for the nine months ended September 30, 2006 and 2005, an increase of $3.6 million or 14%. The increase resulted primarily from revenue from new direct mail customers, which was offset in part by reduced direct mail spending by the division’s largest customer that is expected to continue in the fourth quarter of 2006. This customer has informed Datamark that it intends to cease using Datamark as a direct mail vendor following its January 2007 campaign, which will result in substantial future reductions in Datamark’s direct mail revenue. The customer’s use of Datamark’s interactive and print media services and eLearning’s services is not affected by this decision.

Revenue from interactive marketing services increased by $2.2 million, or 18%, to $14.5 million for the nine months ended September 30, 2006 from $12.3 million for the nine months ended September 30, 2005, due to increased business from new and existing customers. Interactive growth for the nine months ended September 30, 2006 was also impacted by a shift in interactive marketing from a cost per lead to a managed services pricing structure. The managed services pricing structure results in less revenue than comparable business under the cost per lead model as lead costs are paid directly by the customer to the lead vendor, but the effect of this shift was more than offset by increased business volume. Managed services pricing accounted for 34.6% of interactive revenues for the nine months ended September 30, 2006 as compared to 18.4% for the prior year period. Interactive marketing in total accounted for 30% of Enrollment division revenue for the nine months ended September 30, 2006 compared to 29% for the nine months ended September 30, 2005.

Media placement revenue remained flat at $2.5 million for the nine months ended September 30, 2006 and 2005.

Other enrollment marketing revenue decreased by $605,000, or 19%, to $2.6 million for the nine months ended September 30, 2006 from $3.2 million for the nine months ended September 30, 2005.  The decrease consisted primarily of revenue from a bundled lead generation/admissions solution for which Datamark receives a share of program tuition for each enrollment in the customer’s marketed degree and certificate programs. Revenue for the 2005 period included approximately $240,000 of revenue that related to 2004 activities but was deferred to 2005 pending completion of the customer’s contract. The remaining decrease in revenue for the nine months ended September 30, 2006 is primarily attributable to discontinuation of one program and reduced enrollments in other programs.

Cost of Revenue.  Cost of revenue increased by $9.7 million, or 26%, to $46.9 million for the nine months ended September 30, 2006 from $37.2 million for the nine months ended September 30, 2005. The Enrollment division’s cost of revenue was $35.8 million for the nine months ended September 30, 2006, an increase of $7.7 million, or 27%, from $28.1 million for the nine months ended September 30, 2005. Enrollment division cost of revenue as a percentage of revenue increased from 65% for the nine months ended September 30, 2005 to 74% for the nine months ended September 30, 2006 The increase as a percentage of revenue is primarily attributable to increased production and other costs related to direct mail services. The eLearning division’s cost of revenue increased by $2.1 million, or 25%, to $10.6 million for the nine months ended September 30, 2006 from $8.5 million for the nine months ended September 30, 2005. As a percentage of revenue, the eLearning division’s cost of revenue remained flat at approximately 28%. Corporate cost of revenue was $545,000 for the nine months ended September 30, 2006, a decrease of $90,000, or 14%, from $635,000 for the nine months ended September 30, 2005, primarily due to lower stock-based compensation expense in the 2006 period.

Gross Profit.  We realized gross profit of $39.5 million and $36.1 million for the nine months ended September 30, 2006 and 2005, respectively, resulting in a 9% or $3.4 million increase. The Enrollment division contributed $12.4 million to our gross profit for the nine months ended September 30, 2006, a decrease of $2.4 million, or 16%, from $14.8 million for the nine months ended September 30, 2005. The eLearning division contributed $27.6 million to gross profit for the nine months ended September 30, 2006, an increase of $5.6 million, or 25%, from $22.0 million for the nine months ended September 30, 2005. The increase resulted primarily from the increase in our higher margin student fee revenue. Corporate gross loss was $545,000 for the nine months ended September 30, 2006, a decrease of $90,000, or 14%, from the $635,000 loss for the nine months ended September 30, 2005.

Product Development.  Including the impact of capitalized software development costs, product development expenses increased by $920,000, or 17%, to $6.3 million for the nine months ended September 30, 2006 from $5.4 million for the nine months ended September 30, 2005. Capitalized software development costs for the nine months ended September 30, 2006 and 2005 were $1.1 million and $1.2 million, respectively, a decrease of $155,000, or 13%. The decrease results primarily from the completion and release into production of prior period development costs under capitalization. We continue to focus our efforts on increasing the functionality of all products and the development of new product lines that enhance our current offerings.

Selling and Marketing.  Selling and marketing expenses increased by $683,000, or 9%, to $8.1 million for the nine months ended September 30, 2006 from $7.4 million for the nine months ended September 30, 2005. The Enrollment division incurred approximately $4.5 million and $3.8 million, respectively, of selling and marketing expenses for the 2006 and 2005 periods, an increase of $621,000. The increase resulted primarily from increased expenses associated with new business development. The eLearning division incurred $3.1 million of selling and marketing expenses for the nine months ended September 30, 2006, a decrease of $84,000 from $3.2 million for the nine months ended September 30, 2005. The decrease was primarily due to decreased new business development expenses and marketing costs, partially offset by increased account management and marketing expenses. Corporate selling and marketing expenses increased by $146,000 to

$595,000 for the nine months ended September 30, 2006 from $449,000 for the nine months ended September 30, 2005. The increase  results primarily from increases in stock-based compensation, general marketing and public relations expenses.

General and Administrative.  General and administrative expenses increased by $2.0 million, or 16%, to $14.4 million for the nine months ended September 30, 2006 from $12.4 million for the nine months ended September 30, 2005. Excluding the impact of the stock-based compensation expense reversal described in the following paragraph, general and administrative expenses increased by $1.3 million, or 10%, compared to the prior period. Approximately $970,000 of the increase was attributable to the eLearning division, due primarily to increased operational support costs and increased depreciation. At the enrollment division, increased compensation and other expenses related to MIS technology hires contributed approximately $400,000 to the increase. At the corporate division, legal and consulting fees increased by approximately $360,000 and $240,000, respectively, and stock-based compensation (excluding the impact of the reversal) increased by $225,000; these increases were more than offset by an aggregate decrease of approximately $900,000 in audit expenses and costs related to assessment of internal control over financial reporting as required by Sarbanes-Oxley Act.

We record non-cash stock-based compensation expense in connection with equity awards to employees, non-employee directors and certain contractors in accordance with SFAS 123 which we adopted January 1, 2003. The deferred charges are amortized over the relevant vesting periods of such awards, which range from one to five years. We recorded $3.0 million of stock-based compensation in the nine months ended September 30, 2006, an increase of $931,000 from the $2.1 million recorded in the nine months ended September 30, 2005. Stock-based compensation for the nine months ended September 30, 2005 reflected a $706,000 reversal of expenses related to grants of restricted share and stock appreciation rights to three former employees.  Excluding the impact of such reversal, stock-based compensation expense increased by $225,000 in the nine months ended September 30, 2006 as compared to the prior year period. The increase resulted primarily from increased expenses of $313,000 and $163,000 associated with stock appreciation rights and deferred stock units, respectively, offset in part by decreased expenses of $105,000 and $129,000 associated with the ESPP and restricted share rights, respectively. A portion of stock-based compensation expense was allocated to cost of revenue, selling and marketing expense, and product development expense, as appropriate, based on the recipients of the awards; however, the majority of the stock-based compensation expense relates to our executive team and was therefore included in general and administrative expense.

Amortization of Intangible Assets.  Amortization of intangible assets was $1.3 million and $1.2 million for the nine months ended September 30, 2006 and 2005, respectively. Amortization of intangible assets consists entirely of the amortization of identified intangible assets which we recorded in connection with the Datamark acquisition. Specifically, customer relationships with an estimated value of $8.1 million are amortized over their estimated useful lives of eight years, and non-compete agreements valued at $2.4 million are generally amortized over their estimated useful lives of five years. Arthur Benjamin, the Chief Executive Officer of the Enrollment Division, left the Company’s employ on April 15, 2005. Beginning in the second quarter of 2005, the amortization of the fair value of Mr. Benjamin’s non-compete agreement was accelerated to correspond with the resulting decrease in the term of his non-compete agreement, increasing to approximately $160,000 per quarter from $120,000 per quarter. Beginning in the third quarter of 2006, the amortization of the fair value of the non-compete intangible was further increased to approximately $169,000 per quarter due to the resignations of other Datamark employees and resulting reductions in the terms of their non-compete agreements.

Other Income (Expense).  Interest expense increased by $287,000, or 10%, to $3.2 million for the nine months ended September 30, 2006 from $2.9 million for the nine months ended September 30, 2005. Interest and other income (expense) increased by $602,000, or 350%, to $774,000 for the nine months ended September 30, 2006 from $172,000 for the nine months ended September 30, 2005. The increase is primarily attributable to interest earned on increased cash balances and the implementation of improved cash management processes, including the use of interest bearing sweep accounts.

Income taxes.  Income tax expense decreased by $396,000, or 13%, to $2.6 million for the nine months ended September 30, 2006 from $3.0 million for the nine months ended September 30, 2005, due to a lower effective tax rate. The effective tax rate for the nine months ended September 30, 2006 and 2005 was 38% and 43%, respectively.  The decrease in the effective tax rate reflects favorable tax effects from stock-based compensation and a lower overall state income tax rate.

Net income.  Our net income increased by $397,000, or 10%, to $4.3 million or $.20 per basic share and $.19 per diluted share for the nine months ended September 30, 2006, from net income of $3.9 million or $0.18 per basic and diluted share for the nine months ended September 30, 2005.

Liquidity and Capital Resources

The Company’s cash and cash equivalents increased by $5.3 million from $23.0 million at December 31, 2005 to $28.4 million at September 30, 2006.  Cash provided by operating activities of $10.1 million was partially offset by cash used in investing activities of $4.2 million and cash used in financing activities of $506,000.  Included in cash used in investing activities for the nine months ended September 30, 2006 were $3.5 million of property and equipment purchases and $1.1 million of capitalized software development costs. Major cash uses for financing activities for the nine months ended September 30, 2006 included the prepayment of $1.5 million (face amount) of Seller Notes.

The Company’s $15.0 million Revolver matures on October 31, 2007 and has an interest rate equal to the bank’s prime rate, which was 8.25% at September 30, 2006. The Company had no borrowings under the Revolver as of September 30, 2006. The Revolver contains certain financial covenants, including requirements that the Company maintain a specified minimum ratio of quick assets to current liabilities and a specified minimum level of EBITDA. The Revolver is secured by all the Company’s assets. We were in compliance with all financial covenants contained in the Revolver as of September 30, 2006.

We expect our current cash and cash equivalents, together with cash generated from operations, to be at least sufficient to meet our working capital and capital expenditure requirements for the next twelve months.

Recent Accounting Pronouncements

On January 1, 2006 we adopted SFAS 123(R) using the modified-prospective transition method. Under this transition method, compensation cost recognized during the three and nine months ended September 30, 2006 includes: (a) compensation cost for all share-based awards granted prior to, but not yet vested as of, January 1, 2006 (including awards granted prior to January 1, 2003) based on the grant-date fair value and related service period estimated in accordance with the original provisions of SFAS 123 and (b) compensation cost for all share-based awards granted subsequent to January 1, 2006, based on the grant-date fair value and related service periods estimated in accordance with the provisions of SFAS 123(R). Under the provisions of the modified-prospective transition method, results for the three and nine months ended September 30, 2005 have not been restated.

SFAS 123(R) clarifies and expands the guidance in SFAS 123 in several areas, including measuring fair value and attributing compensation cost to reporting periods. Changes prescribed by SFAS 123(R) include a requirement that we estimate forfeitures of share-based awards at the date of grant, rather than recognizing forfeitures as incurred as permitted by SFAS 123. As a result of adopting SFAS 123(R) we recognized an after-tax gain of $28,000 ($46,000 pre-tax), or $0.00 per diluted share, as the cumulative effect of this change in accounting principle. The adoption of SFAS 123(R) did not otherwise have a material effect on our condensed consolidated financial statements for the three and nine months ended September 30, 2006, and is not expected to have a material effect on our consolidated financial statements for the year ending December 31, 2006.

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

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which will require entities that voluntarily make a change in accounting principle to apply that change retrospectively to prior periods’ financial statements, unless this would be impracticable. SFAS 154 supersedes Accounting Principles Board Opinion No. 20, “ Accounting Changes “ (“APB 20”), which previously required that most voluntary changes in accounting principle be recognized by including in the current period’s net income the cumulative effect of changing to the new accounting principle. SFAS 154 also makes a distinction between “retrospective application” of an accounting principle and the “restatement” of financial statements to reflect the correction of an error. Another significant change in practice under SFAS 154 will be that if an entity changes its method of depreciation, amortization, or depletion for long-lived, non-financial assets, the change must be accounted for as a change in accounting estimate. Under APB 20, such a change would have been reported as a change in accounting principle. SFAS 154 applies to accounting changes and error corrections that are made in fiscal years beginning after December 15, 2005 and will have an effect on the Company to the extent the Company makes an accounting change or corrects an error.  SFAS l54 did not impact the transition provisions of other FASB pronouncements, including SFAS 123(R).  As such, the Company’s adoption of SFAS 123(R) using the modified prospective method resulted in the reflection of a cumulative effect of accounting change in the Condensed Consolidated Statement of Operations for the nine months ended September 30, 2006.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes An Interpretation of FASB Statement 109” (“FIN 48”), which clarifies the accounting for uncertain tax positions. This Interpretation provides that the tax effects from an uncertain tax position will be recognized in the Company’s financial statements only if the position is more likely than not to be sustained on audit, based on its technical merits.  The provisions of FIN 48 will be effective for eCollege as of January 1, 2007. The Company is currently evaluating the impact on our consolidated financial statements of adopting FIN 48.

In September 2006, the SEC released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”).  SAB 108 provides interpretive guidance on the SEC’s views regarding the process of quantifying materiality of financial statement misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006, with early application for the first interim period ending after November 15, 2006. We do not believe that the application of SAB 108 will have a material effect on our results of operations or financial position.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently assessing the impact that SFAS 157 will have on our results of operations and financial position.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position, operating results or cash flows due to adverse changes in financial market prices and rates. The Company is, or may become, exposed to market risk in the areas of changes in interest rates and changes in foreign currency exchange rates as measured against the United States dollar. These exposures are directly related to our normal operating and funding activities. Historically, and as of September 30, 2006, we have not used derivative instruments or engaged in hedging activities.

Additionally, the Company does not have significant exposure to changing interest rates on invested cash, which was $23.0 million at September 30, 2006. Historically we have invested available cash in overnight interest bearing accounts, money market accounts, certificates of deposit and investment grade commercial paper with maturities of three months or less, as well as debt securities of United States government agencies and corporate bonds. The Company’s investment policy requires that its investment portfolio be limited to investment securities of one year or less in maturity. As of September 30, 2006, all of our invested cash was in overnight interest-bearing accounts, money market accounts or short-term certificates of deposit. As a result, the interest rate market risk implicit in these investments at September 30, 2006 was low. However, factors influencing the financial condition of securities issuers may impact their ability to meet their financial obligations and could impact the realizability of our securities portfolio. The Company has not undertaken any other interest rate market risk management activities.

A hypothetical ten percent change in market interest rates over the next year would not have a material effect on the fair value of the Company’s debt instruments or our cash equivalents nor would it materially impact the earnings or cash flow associated with our cash investments. See Note 3 to the Condensed Consolidated Financial Statements for further information on the fair value of the Company’s debt obligations. Although the Revolver bears interest at an adjustable rate equal to the prime rate, a hypothetical ten percent change in the market rates as of September 30, 2006 would not have a material effect on our earnings and cash flows in 2006, because we had no drawings on our line of credit as of September 30, 2006 and expect drawings on the line of credit during the balance of 2006, if any, to be for short-term working capital needs.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains a Disclosure Committee, comprised of the Chief Executive Officer, President and Chief Operating Officer, Chief Financial Officer, Chief Executive Officer of Datamark, Chief Operating Officer of Datamark, President of eLearning Division, General Counsel, Chief Technology Officer and Director of Corporate Accounting. The Company is required to maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of September 30, 2006, the Company carried out an evaluation, under the supervision of the Disclosure Committee, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, and because of the material weakness discussed below, the Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2006, the Company’s disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

Except for the remediation efforts described below as occurring during the third  quarter of 2006, there were no other changes in the Company’s internal control over financial reporting during the third quarter of 2006 which have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

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

•  The Company initiated a study of sales and use tax for both operating divisions which was completed by management during the third quarter of 2005 and reviewed by an outside advisor during the fourth quarter of 2005. That study revealed that the Enrollment division could have liability for uncollected sales and use taxes in various states. Accordingly, in January 2006, the Company retained outside tax counsel to conduct a more detailed analysis of the issue. The detailed analysis was substantially completed in the first quarter of 2006.

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

PART II

OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Except as described in Item 1 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2006 (the “Q2 10-Q”), which was filed with the SEC on August 9, 2006,  there have been no material changes to the legal proceedings described in Item 1 of the  Company’s Annual Report on Form 10-K for the period ended December 31, 2005 (the “2005 10-K”), which was filed with the SEC on March 16, 2006.

ITEM 1A. RISK FACTORS

Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005 sets forth certain risks and uncertainties that we face. We have amended two such risk factors to read as follows:

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

Increases in Costs of Revenue Could Harm Datamark’s Business

The direct marketing activities of Datamark may be adversely affected by increases in certain costs. Customers’ direct mail projects are becoming increasingly sophisticated and complex, leading to increased demands for customization and associated increased production costs. If Datamark is unable to adjust its pricing to reflect such increased costs, Datamark’s direct mail business may be adversely affected. In addition, Datamark’s direct mail activities may be adversely affected by postal rate increases, especially increases that are imposed without sufficient advance notice to allow adjustments to be made to marketing budgets. With regards to Datamark’s interactive marketing services, rising demand for online advertising has in the past and may in the future cause Internet media prices to increase. Because Datamark generally contracts to deliver up to a specified number of leads at a specified price, if internet lead costs increase, Datamark may be unable to meet lead delivery expectations until contracts expire and are renegotiated. Any of these occurrences could materially and adversely affect the business, financial condition and results of operations of Datamark and eCollege as a whole.

We are adding the following risk factor:

In Connection With The Possible Sale of Datamark, We May Be Required To Take Write Downs in Connection with Impairment of Our Intangible Assets.

When we acquired Datamark in October of 2003, we recorded a significant portion of the approximate $70.3 million purchase price as goodwill and identified intangible assets with finite and indefinite lives.  Of the purchase price, $10.5 million was allocated to amortizable intangible assets with finite lives that include customer relationships and non-compete agreements; such assets had an aggregate carrying value of $5.85 million as of September 30, 2006. Approximately $55.8 million of the purchase price was allocated to goodwill and approximately $1.6 million was allocated to the Datamark trade name; neither goodwill nor the trade name are amortizable. As a result of the Company’s decision to explore strategic alternatives, including a possible sale, for Datamark,  the Company will conduct an impairment analysis to determine whether the carrying value of the Datamark assets exceeds their fair market value. As a result of such analysis, the Company may be required to recognize an impairment charge in the fourth quarter of 2006, and such charge may have a material adverse effect on the Company’s results of operations. Furthermore, the ultimate sale of Datamark may result in recognition of an impairment loss in addition to any charge recognized prior to the closing date.

 There have been no other material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Stockholders on September 6, 2006. At the Annual Meeting, the Company’s stockholders voted on the following proposals:

1.     To elect six directors to the Company’s Board of Directors to hold office for a one-year term.

Directors	For	Withheld

Oakleigh Thorne	18,276,629	540,305
Jack W. Blumenstein	17,863,885	953,049
Christopher E. Girgenti	18,301,001	515,933
Douglas Kelsall	18,728,932	88,002
Jeri L. Korshak	18,351,078	465,856
Robert H. Mundheim	18,348,361	468,573

2. To ratify the selection by the Board of Directors of Grant Thornton LLP as the independent auditors of the Company’s financial statements for the year ending December 31, 2006.

For	Against	Abstentions

18,748,875	65,520	5,539

ITEM 6. EXHIBITS

The following is a list of exhibits filed as part of this Report on Form 10-Q.

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as a
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in Chicago, Illinois, on this 9th day of November, 2006.

eCollege.com

/s/ Oakleigh Thorne
Name: Oakleigh Thorne
Title: Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)

/s/ Reid E. Simpson
Name: Reid E. Simpson
Title: Chief Financial Officer (principal financial officer)