Form 10-K
period 2006-12-31
ECOLLEGE COM
filed 2007-04-02
CIK 1085653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-28393

eCollege.com

(Exact name of registrant as specified in its charter)

Delaware	84-1351729
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One N. LaSalle Street, Suite 1800, Chicago, Illinois	60602
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (312) 706-1710

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	Nasdaq Global Market

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2006, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $366,734,225, based on the closing price of the common stock as reported on the Nasdaq Global Market.

As of March 29, 2007, 22,299,267 shares of our common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

[None]

eCollege.com

FORM 10-K

For the Year Ended December 31, 2006

PART I

References in this Annual Report on Form 10-K to “eCollege,” the “Company,” “we,” “us” or “our” refer to eCollege.com and its subsidiaries unless the context otherwise requires.

Information Concerning Forward-Looking Statements.  This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 which reflect our current expectations and beliefs regarding the Company’s future results of operations and performance and other future developments. You can identify these forward-looking statements when you see us using words such as “expect,” “anticipate,” “estimate,” “plan,” “believe” and other similar expressions, and such statements include, but are not limited to, statements concerning the Company’s plans to offer additional products or services, the timing of any such offerings and the expected benefits to customers of any such offerings; expected technology developments; the Company’s growth strategy; future financial and operating results; future enrollment levels; future levels of capital expenditures; expected seasonality; the Company’s plans to divest its Enrollment division; and any other statements that are not based on historical facts.

We caution our readers that these forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of, among other things, the factors described in the Risk Factors, Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report, and in the Company’s other filings with the Securities and Exchange Commission (the “SEC”). We advise readers not to place undue reliance on the forward-looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report. We undertake no obligation to update or revise these forward-looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, other than as required by law.

ITEM 1:    BUSINESS

General

eCollege is an outsource provider of value added information services to the post-secondary education industry. We were organized as a Delaware corporation in 1999 and operate through two divisions, our eLearning division and our Enrollment division, Datamark, Inc. (the terms “Datamark” and “Enrollment division” are used interchangeably throughout this report to describe the latter division). Our eLearning division provides on-demand outsourced technology, products and services that enable colleges, universities and elementary and high schools (“K-12 schools”) to offer online distance and hybrid educational programs as well as on-campus courses. Datamark provides integrated enrollment marketing services, primarily to the proprietary post-secondary school industry.

In fall of 2006, the Company undertook an in-depth strategic analysis of the Enrollment division’s business and prospects and determined that although the prospects for the business remain positive, its projected growth rates were not consistent with the Company’s strategic plans. In October 2006, the Company’s Board of Directors (the “Board”) determined that the Company should initiate a process for the sale of the Enrollment division, and the Company engaged Evercore Group L.L.C. (“Evercore) to assist in marketing Datamark to prospective purchasers. The marketing process continues as of the filing date of this Report. As required by U.S. generally accepted accounting principles (“GAAP”), the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K separately reflect the Datamark operations held for sale as discontinued operations for all periods presented, and the Consolidated Financial Statements for the years ended December 31, 2005 and 2004 have been reclassified to reflect such treatment. Please refer to Note 3 to the Consolidated Financial Statements.

Growth Strategy

Our growth strategy for the eLearning division is aimed at providing value-added information services along the student life cycle to our target market, which consists of for-profit and growth oriented not-for-profit post-secondary schools, colleges, universities and K-12 schools in the United States and Canada.  The student life cycle is the chain of activities and interactions a student goes through, from the beginning of the decision to go to school (or go back to school), throughout the completion of courses, to graduation and career placement and progression.  Our goal is to provide our customer institutions with value-added solutions along this chain, thereby helping to ensure the efficient and effective growth of their educational programs. After careful analysis, we decided to invest in the international expansion of our eLearning business, initially by supporting United States clients who are expanding internationally and then by moving into selected international markets over the next several years.

The principal components of the Company’s growth strategy include:

Continue fueling the profitable growth of our current customers through existing services and in so doing drive our own revenue growth: As our solutions successfully help our clients attract, retain and educate a growing pool of students, our revenue increases.  Our price structure is tied directly to the number of course enrollments on our platform.

Add new products and services along the student life cycle that bring additional value to our target market:  This growth strategy involves gaining market acceptance of recent and planned product introductions, planning the development and integration of new product opportunities and analyzing other solution providers in the industry for potential acquisitions to provide additional products and services that are complementary to our core business.

Up-sell additional services to current customers:  eCollege has a successful record of introducing new products and services and upselling them to current customers. The Company is continually evaluating and developing new products and services, and recent new products and products in development include Program Intelligence Manager and Learning Outcome Manager. eCollege.NExT, a new platform currently in development and scheduled for release beginning in late 2007, is expected to enable additional upselling opportunities, including international expansion as discussed below.

Add additional customers:  We expect to continue to increase our customer base by targeting sales efforts at entrepreneurially-minded institutions that are committed to achieving enrollment growth in both online and on-campus programs.  The emergence of online K-12 schools has created an opportunity for eCollege to leverage its core competencies in an adjacent market, and we offer a “Total Program Management” solution to K-12 school districts that encompasses all the resources required to support a successful online program. Additionally, we will continue to explore strategic relationships with selected vendors (such as course evaluation or content providers) where appropriate to drive sales of our products and services.

Expand the business to selected international markets: We believe that certain countries present significant opportunities for online education as they move towards knowledge-based economies. We have begun our international expansion by internationalizing the eLearning platform as part of the .NExT initiative, and in the interim we are customizing the current platform to support clients who wish to begin operating with us in select international markets. We will also explore other business opportunities and distribution channels in international markets. We do not expect our international expansion to generate significant revenue in 2007.

Segment Information

eCollege has one business segment: its eLearning business. Until October 2006, the business of the Enrollment division was reported as a separate segment. As a result of the Company’s decision to initiate a process for the sale of the Enrollment division, the results of operations of the Enrollment division are now reported as discontinued operations. See Note 3 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Our Solution

Our integrated eLearning technology, products and services are designed to be comprehensive, powerful and flexible to drive the success and growth of the online educational programs of our target market. As an on-demand software vendor, we provide our customers access to our software products, consisting of online campuses, courses, program reporting, content management and program administration solutions, through hosting services in our reliable data centers. We also provide services complementing our software, including design, development and management of online campuses and courses, as well as ongoing administration, faculty and student support. Our suite of products and services provides customers with the flexibility to either outsource the development of their online campuses and courses or to select individual products and services to meet their unique needs.

The eCollege Outsource Solution.    The eCollege Outsource Solution consists of proprietary, web-based software and services that facilitate the creation of online programs by our customers and support their operational and academic needs. The eCollege Outsource Solution includes eCollege Teaching SolutionsSM, the eCollege Program Administration SystemSM and our technology infrastructure.

eCollege Teaching Solutions.    eCollege Teaching Solutions support the development, delivery and efficient management of quality online courses and the training of online instructors. The eCollege AU+SM Course Management System is our teaching and learning system for online course delivery. The eCollege Teaching Solutions include the following:

eCourseSM and eCompanionSM.    eCourse, our fully-online course designed for distance learning and hybrid learning (which encompasses both online and face-to-face class sessions), includes applications necessary for managing courses, outlining assignments, facilitating class discussions, conducting lectures, testing, grading and interacting with and among students. The majority of our eLearning revenue is derived from student technology service fees charged for enrollments in eCourses. eCompanion, our lower-priced online supplement to a face-to-face course, offers customers some of the functions of eCourse and provides instructors with the tools necessary to create an interactive online component to supplement traditional on-campus courses.

Content Manager. The eCollege Content Manager helps our customers centrally manage, standardize and reuse content across multiple programs, courses, sections and other applications. Content Manager is tightly integrated into eCollege’s course management system so users do not have to go outside of a course to create, edit, search for or add content to a course or course section.

eCollege Program Administration System.    The eCollege Program Administration System includes products and services that provide assistance and tools to our customers’ administrators to assist them in enhancing overall program quality and efficient administration. These products and services include:

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

eCollege Services. eCollege offers a suite of professional and support services that complement its Teaching Solutions and Program Administration System. These offerings include:

Help Desk.    As part of our core offering, we provide assistance to students, faculty and administrators 24 hours a day, 365 days a year, to ensure that technical questions related to the eCollege outsource solution are resolved quickly and effectively.

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

Technical Consulting.    Our software development team offers custom technical consulting to meet a customer’s unique needs, such as a special eLearning-related application, a customized brochure website, or integrating the customer’s online programs with its student information systems and other enterprise-wide applications through our open platform initiative.

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

Hosting.    As an on-demand provider, we host our software for our customers in a highly reliable and scalable hosting environment, allowing customers to provide their online programs through a standard Web browser. We have two commercial data centers and have built redundancy into every critical area of the eCollege System, including security, switches, communication servers, network management, Web servers, application servers, database servers and data storage. This redundancy enabled us to achieve 99.999% internal system availability to our customers during the 2003-2004  academic year, 99.978% availability during the 2004-2005 academic year, 99.981% availability during the 2005-2006 academic year and 99.979% availability thus far in the 2006-2007 academic year.

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

Product Advancement.    Our development and quality assurance teams focus not only on features and functionality, but also on the usability and scalability of our products. All new product development initiatives go through a rigorous definition, development and quality assurance process. Furthermore, because of our on-demand model, whenever we release an upgrade or enhancement to our Teaching Solutions or Program Administration System, all of our customers have immediate access to the benefits of the new product offering.

Customers

We define customers based on their common ownership. Even though certain school groups do not centralize budgetary or purchasing decisions, a group of customers under common control or otherwise affiliated with each other is regarded as a single customer.

As of December 31, 2006, our eLearning division had more than 280 customers located primarily in the United States and Canada. Our eLearning customers include some of the fastest growing and largest programs for online degrees, certification and professional development. The eLearning division serves for-profit education companies and post-secondary schools, public and private universities, community colleges, career commuter colleges, state departments of education and K-12 school districts. In addition, we have contracts with several providers of continuing education and corporate training. For the year ended December 31, 2006, our five largest eLearning customers accounted for approximately 30% of eLearning revenue and our 30 largest eLearning customers accounted for approximately 70% of eLearning revenue.

Geographic Information

Substantially all of the Company’s assets are located in and substantially all of the Company’s operating results are derived from operations in the United States.

Sales and Marketing

We target prospective customers in the United States and Canada. We have a dedicated eLearning sales force who are responsible for new business development and whom we compensate with a combination of base salary, revenue-based commissions and bonuses for sales and specified sales activities. Most members of the sales force have a background in education and/or technology. We divide our sales force into two groups: post-secondary education and K-12, each managed by a vice president responsible for regional directors located within the geographic territories they serve. Our regional directors focus on selling to institutions with large distance programs or the potential for large distance programs within a clearly defined target account list for each geographic region.

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

To further penetrate the distance education market, we offer our on-campus product and service offerings at significantly reduced prices for customers that demonstrate a commitment to building or maintaining a large distance education program as an overall enterprise solution. This pricing strategy is designed to encourage further familiarity with our Teaching Solutions software for students who have never taken online distance courses as well as on-campus faculty who may also wish to teach online in a distance education program. We also plan to continue to expand our product offerings, by both offering new products and increasing the flexibility with which existing products may be deployed.

We market our eLearning technology and services through trade shows, eCollege-sponsored symposiums, speaking engagements and direct marketing. Our eCollege.com website includes a demonstration of the eCollege Outsource Solution and provides information on industry news, trends and important events in online learning. We use press releases and communications to the news and trade media to promote online learning and our customers’ programs in order to increase online student enrollments. We are continuing to strengthen our brand identity by participating in trade shows, conferences and executive speaking engagements.

Competition

The online learning market has evolved quickly over the past ten years and is subject to technological change.   Some colleges and universities construct online learning systems utilizing in-house personnel and create their own software or purchase software components from a vendor. Therefore, we face significant competition from a variety of entities including software companies with specific products for the college and university market, some of which provide hosting services, as well as service companies that specialize in consulting, system integration, and support in the online learning industry. In addition, we have recently seen a number of open source solutions enter adjacent markets. Our principal competitors include Blackboard, Inc., Desire2Learn Inc. and ANGEL Learning, Inc.

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

Because our current business depends on our ability to host Web-based software applications for our customers, one of our primary technical goals is to provide a highly reliable, fault tolerant system. To do so, we have made substantial investments in systems monitoring, fault handling, technology redundancy and other system up-time enhancements. For example, we continuously monitor our customers’ online campuses and our own core systems for availability. All of our primary servers contain fault-tolerant disk storage technology, backup network cards and power supplies, which reduce the possibility of a single point of failure in our servers and also reduce downtime. Our database servers contain the latest clustering technology, which uses a combination of scalable hardware and Microsoft software technologies. We maintain sophisticated “firewall” technology to prevent access by unauthorized users and to minimize known vulnerabilities to system security. We also have Intrusion Detection Systems and offer SSL (Secure Socket Layer) encryption for sensitive data, and VPN (Virtual Private Network) access to safely transfer data.

Our products are delivered to our customers from a network of centralized Web servers. Our Web servers are located in two data centers, commonly known as Web “server farms,” which provide us with scalable, high bandwidth Internet connections. Our primary facility is co-located at ViaWest Internet Services, Inc. (“ViaWest”) in Denver, Colorado, and our back-up facilities are located at our eLearning division headquarters in Denver. Having multiple data centers provides us with the capability to provide backup in the case of failure of a data center, thereby minimizing or eliminating customer downtime. We are engaged in a two-year build-out of an additional data center at a ViaWest facility outside of Denver which we used as a disaster recovery facility in 2006 and plan to use as a second production facility beginning in 2007.

Research and Development

Product development activities for our eLearning division are managed from Denver, Colorado. In January 2004 we decided, based on timing and cost considerations, to supplement our development efforts by committing resources to offshore development in Sri Lanka. eCollege entered into an agreement with a third party vendor in Sri Lanka to provide supplemental software development for our development projects.  Our minimum future commitments under this agreement totaled $760,000 at December 31, 2006.  In April 2007, we will have the option of hiring the third party’s staff and establishing our own facility in Sri Lanka. The offshore resources support research and development for the eLearning division as well as our MIS activities.

eCollege’s total expenditures for research and development for continuing operations were $8.5 million in 2006 (of which $1.8 million related to development in Sri Lanka), $7.2 million in 2005 (of which $1.4 million related to development in Sri Lanka) and $6.5 million in 2004 (of which $0.9 million related to development in Sri Lanka). In 2006, 2005 and 2004, we capitalized $1.5 million, $1.1 million and $1.2 million, respectively, in costs for internally developed software used in continuing operations, which reduced research and development expense by corresponding amounts. We anticipate that we will continue to have significant research and development expenditures in the future as we continue to develop and provide innovative, high-quality products and services to maintain and enhance our competitive position. In 2005, the Company announced the upcoming introduction of eCollege.NExT, the next generation of eCollege’s eLearning platform. eCollege.NExT builds upon eCollege’s tradition of a single-instance, on-demand eLearning architecture, and is expected to provide significantly enhanced customization, interoperability and multiple language support. The advancements will be implemented in a series of releases scheduled to begin in late 2007.

Discontinued Operations

Products and Services.    The products and services offered by Datamark are focused directly on two stages of the student life cycle: recruiting (lead generation) and enrollment (lead conversion). In addition, by generating higher quality leads and correspondingly higher conversion rates, Datamark’s services help clients improve their results at another stage of the student life cycle: student retention.

Datamark’s lead generation products primarily consist of direct mail, media placement and interactive marketing solutions that are designed to attract the interest of the most likely candidates for enrollment at customers’ institutions. Datamark provides sophisticated lead response tracking and utilizes that tracking to optimize the media mix for customers on a continual basis. With respect to enrollment products and services, Datamark provides lead conversion systems to enhance the performance of our customers’ admissions employees, as well as post-lead communication campaigns to increase the number of leads that actually convert into enrollments. Datamark’s LeadBoost service is a customized lead contact strategy that uses a tailored mix of mail, interactive and telephonic media to keep interested prospects engaged.

Customers.     Our Enrollment division operates in three key customer sectors within the post-secondary market: proprietary; continuing education; and growth-oriented non-profit institutions, with the majority of customers coming from the proprietary sector. As of December 31, 2006, the Enrollment division had approximately 150 customers. These customers are located throughout the United States and Canada. For the year ended December 31, 2006, Datamark’s largest customer accounted for approximately 29% of revenue from discontinued operations, its five largest customers accounted for approximately 64% of revenue from discontinued operations and its 30 largest customers accounted for approximately 93% of revenue from discontinued operations.

Sales and Marketing.      Datamark employs an experienced sales force which is comprised of a new business development team and an account management team. Incentive compensation plans for new business sales executives include a base salary plus commissions on gross sales of direct mail, interactive and research services and on net sales of media placement for the first 12 months of new business revenue. Incentive compensation plans for account management sales executives include a base salary plus commissions on gross sales of direct mail, interactive and research services and on net sales of media placement. The account management team is responsible for overseeing the projects of our existing client base to ensure quality service and for growing business from existing clients by selling additional products and solutions. Datamark rewards up-selling activities by paying accelerated commissions on non-core products and services.

We primarily market our Enrollment division solutions through the sales efforts of our account executives. We also participate in industry trade shows, sponsorships, e-mail campaigns, and newsletters. In addition, we rely on our Datamark website and place advertisements in major trade magazines.

Competition.     The primary source of competition for our Enrollment division comes from large educational institutions that perform a significant portion of their marketing function in-house and from local advertising agencies, media companies and printing services companies who compete for our accounts. There are a few outsourced marketing service providers that we believe are our primary competitors, but we believe that few, if any, of these companies offer as comprehensive a selection of integrated marketing solutions as we offer. We believe that the principal competitive factors in our market include:

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

Technology.     Our technology strategy for the Enrollment division is to employ the best available software and systems to provide our customers with integrated, media-neutral marketing and retention solutions. This strategy is supported by a hardware infrastructure that is designed to provide 99.95% up-time for more than 700 client web/microsites and critical corporate systems.

Datamark recently adopted a new technology platform, Trinitas, with the goal of providing a unified information platform across all products to facilitate real time data collection, flexibility and innovation. Management believes that Trinitas will enable Datamark to further increase the range of its products and services. Trinitas is being deployed under a three phase methodology that is currently underway. Datamark is investing in new hardware and network technology to support the Trinitas initiative and to increase its up- time capabilities, and the Company believes that every critical part of its technology will be fully redundant by May 2007.

Seasonality

Because the majority of our eLearning revenue is derived from the number of students our customers have enrolled in online courses delivered on our Course Management System, our results of operations are impacted by the seasonality inherent in the traditional academic calendar. However, in 2006, we continued to see our customers offer more non-traditional course terms (i.e., quarterly, monthly and bi-monthly), which has somewhat mitigated the seasonality of our results. We expect this trend to continue in the future.

As a result of the seasonality in our business, sequential quarter-to-quarter financial results are not directly comparable.

Intellectual Property and Proprietary Rights

The Company relies upon federal statutory and common law copyright, trademark and servicemark law, patent law, trade secret protection and confidentiality and/or license agreements with its employees, customers, partners, and others to protect its proprietary rights. As of December 31, 2006, the Company has six patents, all used in the eLearning division, registered with the United States Patent and Trademark Office (“USPTO”) covering certain features of the eCollege Outsource Solution, with expiration dates between 2012 and 2015. eCollege has additional patent applications filed with the USPTO covering other features of the software included in the eCollege Outsource Solution.

We have certain registered servicemarks and trademarks including eCollege.com®, eCollege® and Datamark®. We will continue to evaluate the registration of additional servicemarks as appropriate.

Employees

As of December 31, 2006 we employed 270 people in our eLearning and Corporate divisions combined, and 248 people at Datamark. None of our employees are subject to collective bargaining agreements, and we consider our relations with our employees to be good.

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

ITEM 1A. RISK FACTORS

Risk Factors

This section identifies certain risks and uncertainties that we face. If we are unable to appropriately address these and other circumstances that could have a negative effect on our business, our business may suffer. Negative events may decrease our revenues, increase our costs, adversely affect our financial results and decrease our financial strength, thereby causing our stock price to decline. The risks and uncertainties described below are not the only ones we face. Additional risks not presently known to us or other factors not perceived by us to present significant risks to our business at this time also may have a material adverse effect on our business.

A Significant Portion of Our Revenue Is Generated From a Relatively Small Number of Customers.

Revenue from a small number of customers has comprised a substantial portion of the historical revenue of eLearning and Datamark and is expected to represent a substantial portion of revenue for the foreseeable future. For the year ended December 31, 2006, our five largest eLearning customers accounted for approximately 30% of eLearning division revenue and our 30 largest eLearning customers accounted for approximately 70% of eLearning division revenue. With respect to discontinued operations, for the year ended December 31, 2006, one customer - Corinthian Colleges – accounted for approximately 29% of revenue, the five largest customers accounted for approximately 64% of revenue and the 30 largest customers accounted for approximately 93% of revenue. Any cancellation, deferral, or significant reduction in work performed for these principal customers, or failure to collect accounts receivable from such customers, could have a material adverse effect on our business, financial condition, and results of operations.

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

•                 General political and economic conditions, such as a recession, continued or further armed hostilities or additional terrorist attacks, or interest rate or currency rate fluctuations; and

•                 Other risk factors discussed in this report.

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

Our Operating Results May Fluctuate Significantly and May Be Below the Expectations of Analysts and Investors.

The sales cycle for our products and services varies widely and can be very lengthy, particularly for the eLearning division. Because of the variability and length of the sales cycle, it may be difficult for us to predict the timing of particular sales, the rate at which online campuses, courses, and/or course supplements will be implemented, the number of students who will enroll in the online courses, or the rate of which new or future customers will utilize our enrollment marketing services. In addition, Datamark typically does not enter into long-term contracts with its customers, and it may be difficult for us to predict customers’ reductions in marketing expenditures. Because a significant portion of the costs at both divisions are fixed and are based on anticipated revenue levels, small variations in the timing of revenue recognition could cause significant variations in operating results from quarter-to-quarter. Since we may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall, any significant decrease in revenue would likely have an immediate material adverse effect on our business and financial results.  Further, any such variations could cause our operating results to fall below the expectations of securities analysts and investors. In such an event, the trading price of our stock would likely fall and investors might sue the Company, causing increased litigation expenses and, possibly, the payment of large damages or settlement fees.

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

We Face Significant Competition in our Markets.

The online learning market has evolved quickly over the past ten years and is subject to technological change. Some colleges and universities construct online learning systems using in-house personnel and create their own software or purchase software components from a vendor. Therefore we face significant competition from a variety of entities including software companies with specific products for the college and university market and service companies that specialize in consulting, system integration and support in the eLearning industry. We have recently seen a number of open source solutions enter adjacent markets. We also face significant competition in the market for enrollment marketing services to the post-secondary education industry. Competition is most intense from colleges and universities that perform their own enrollment marketing services in-house. Datamark also faces competition from other enrollment marketing companies, direct marketing companies, media placement agencies and online marketing companies.

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

Our Network Infrastructure and Computer Systems May Fail.

The continuing and uninterrupted performance of our network infrastructure and computer systems is critical to our success. Any system failure that causes interruptions in our ability to provide services could reduce customer satisfaction and, if sustained or repeated, would reduce the attractiveness of our technology and services to our customers and their students and to prospective customers and could require us to issue credits or pay penalties under our contracts with certain customers. We cannot be certain that limitations of liability set forth in our customer contracts would be enforceable or would otherwise protect us from liability for damages. A material liability claim against us, regardless of its merit or its outcome, could result in substantial costs and significantly harm our business reputation.  In addition, a system failure could expose us to significant remediation expense and could divert management’s attention and other company resources.

Because our services involve the storage and transmission of proprietary and confidential customer and student information, our success depends on our ability to provide superior network security protection and maintain the confidence of our customers in that ability. Unauthorized disclosure of such information could subject us to liability, have a negative impact on our reputation and subject us to regulatory action.  Our system is designed to prevent unauthorized access from the internet and, to date, our operations have not been affected by security breaks; nevertheless, in the future we may not be able to prevent unauthorized disruptions of our network operations, whether caused unintentionally or by computer “hackers” or by the failure of our internet service providers to provide us with adequate bandwidth and service. Despite precautions we have taken, unanticipated problems affecting our systems have from time to time in the past caused, and in the future could cause, interruptions or delays in the delivery of our products and services. Any damage or failure that interrupts or delays our operations could have a material adverse effect on our business and financial results.

We are almost exclusively dependent on Microsoft for our underlying software technology platform. We are therefore potentially vulnerable to business or operational disruption caused by changes in the Microsoft platform, security flaws in Microsoft software, and/or potential price increases or licensing changes by Microsoft.

We May be Unable to Successfully Divest Datamark

A key component of our business strategy involves the divestiture of Datamark. We may be unable to sell this business on acceptable terms. Our failure to sell Datamark could impair our ability to grow our revenues and earnings at rates consistent with our strategic planning and the expectations of securities analysts and investors, and could have a material adverse effect on the market price of our common stock. In addition, irrespective of whether we are successful in selling the Datamark business, the sale process will require significant resources from our management and our legal and finance teams and result in significant legal, accounting and other expenses.  Depending upon the outcome of our attempt to divest Datamark, we could be required to recognize impairment losses in addition to the charge recognized in the fourth quarter of 2006.  See Note 3 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

We May Not be Able to Protect Our Intellectual Property and Proprietary Rights and We May be Subject to Claims of Infringement by Third Parties.

Our success depends, in part, on our ability to protect our proprietary rights and technology, such as our trade and product names, and the proprietary software included in our products. We rely on a combination of copyrights, trademarks, servicemarks, patents, trade secret laws, and employee and third-party nondisclosure agreements to protect our proprietary rights. Despite our efforts to protect these rights, unauthorized parties may attempt to duplicate or copy aspects of our services or software or to obtain and use information that we regard as proprietary. If others infringe or misappropriate our copyrights, servicemarks or other proprietary rights, our business could be hurt. In addition, our growth strategy includes the expansion of the eLearning business to selected international markets, and the laws of many countries do not protect our proprietary rights to as great an extent as the laws of the United States. Our failure to meaningfully protect our intellectual property could have a material adverse effect on our business and financial results.

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

Increases in Costs of Revenue Could Harm Datamark’s Business.

The direct marketing activities of Datamark may be adversely affected by increases in certain costs. Customers’ direct mail projects are becoming increasingly sophisticated and complex, leading to increased demands for customization and associated increased production costs. If Datamark is unable to adjust its pricing to reflect such increased costs, Datamark’s direct mail business may be adversely affected. In addition, Datamark’s direct mail activities may be adversely affected by postal rate increases, especially increases that are imposed without sufficient advance notice to allow adjustments to be made to marketing budgets. With regards to Datamark’s interactive marketing services, rising demand for online advertising has in the past and may in the future cause Internet media prices to increase. Because Datamark generally contracts to deliver up to a specified number of leads at a specified price, if internet lead costs increase, Datamark may be unable to meet delivery expectations until contracts expire and are renegotiated. Any of these occurrences could materially and adversely affect the business, financial condition and results of operations of Datamark and eCollege as a whole.

Continued Terrorist Attacks or War Could Lead to Further Economic Instability and Adversely Affect Our Stock Price, Operations, and Profitability.

The terrorist attacks that occurred in the United States on September 11, 2001 caused periodic major instability in the U.S. and other financial markets.  Possible further acts of terrorism and current and future war risks could have a similar impact.  The U.S. continues to take military action against terrorism and has taken military action in Iraq.  Terrorist attacks and continued hostilities in the Middle East may lead to additional armed hostilities or to further acts of terrorism and civil disturbance in the U.S. or elsewhere, which may further contribute to economic instability.  Any such attacks could, among other things, cause further instability in financial markets and could directly, or indirectly through reduced demand, negatively affect our facilities, operations and financial results or those of our customers and suppliers.

A portion of our software development activities is conducted in Sri Lanka.  Over the last year, acts of terrorism including bombings and political assassinations have occurred in Sri Lanka.  While our activities in Sri Lanka have to date been unaffected by the violence, if the violence escalates and/or affects areas of the country in which our developers are located, our ability to continue to use these offshore developers could be curtailed, which in turn could strain our domestic resources and adversely affect our ability to develop and provide innovative products and services on a timely basis.  In addition, our inability to continue to use Sri Lankan developers could cause us to incur significantly increased development payroll costs as well as costs associated with the shut down of Sri Lankan operations.  These events could have a material adverse effect on our business and financial results.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

In 2004, the Company relocated its principal executive office from Denver, Colorado to Chicago, Illinois. The Chicago office houses our Chief Executive Officer, Chief Financial Officer and General Counsel as well as certain accounting, finance and administrative employees. The office comprises approximately 6,000 square feet and is held under a lease that expires in January 2010, with an option to extend for one additional five year period.

Our other corporate executives and our eLearning division continue to be located in Denver, Colorado. The Denver facility was expanded in 2006 to encompass approximately 56,000 square feet, and is held under a lease that expires on September 30, 2010. We have the option to extend this lease for one additional period of three or five years.

Our Enrollment division is located in Salt Lake City, Utah and leases office space and a production facility in two buildings. The production facility is approximately 22,000 square feet and the office space is approximately 45,000 square feet. The Enrollment division also has a media placement center in Spokane, Washington which consists of approximately 8,200 square feet. The lease on our Salt Lake City facilities expires in June 2012 and the lease on our Spokane facility expires in May 2010.  Properties leased by the Enrollment division and payments related thereto are included in discontinued operations in our Consolidated Financial Statements.

We believe that our current facilities are adequate for our current needs and that suitable additional or alternative space will be available in the future on commercially reasonable terms as needed.

ITEM 3.    LEGAL PROCEEDINGS

In July 2005, the Company received a letter from counsel to Arthur Benjamin, who resigned as Datamark’s chief executive officer in April 2005. The letter alleged unspecified breaches by eCollege and/or Datamark of Mr. Benjamin’s employment agreement and related agreements, including without limitation Mr. Benjamin’s stock appreciation rights agreement, and demanded that the Company submit such disputes to binding arbitration as required by the employment agreement. The Company agreed to arbitrate the dispute. On December 12, 2005, Mr. Benjamin filed a lawsuit captioned Arthur Benjamin vs. Datamark, Inc. and eCollege.com in the United States District Court, District of Utah. The suit alleged, among other things, that Mr. Benjamin terminated his employment for “good reason,” and that eCollege and Datamark breached Mr. Benjamin’s employment and stock appreciation rights agreements by failing to pay him severance and accelerate the vesting of his stock appreciation rights and restricted stock. Using an assumed common stock price of up to $150 per share, Mr. Benjamin seeks compensatory damages of up to $38 million and punitive damages of up to $380 million.

The Company believes that all disputes between the Company and Mr. Benjamin must be resolved in arbitration in accordance with the terms of the employment agreement, and in December 2005 the Company filed a motion to dismiss or in the alternative stay the litigation pending arbitration and to compel arbitration. In April 2006, the Court issued an order granting the Company’s motions to stay the litigation and compel arbitration. The parties have agreed upon a panel of three arbitrators and are currently engaged in discovery. The arbitration hearing is scheduled for September 2007.

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

There were no matters submitted to a vote of security holders during the fourth quarter of 2006.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

eCollege’s common stock has been traded on the NASDAQ Global Market System (“Nasdaq GMS”) under the symbol “ECLG” since December 15, 1999. The following table sets forth the high and low sale prices of the Company’s common stock for the periods indicated as reported on the Nasdaq GMS.

	High	Low
Year ended December 31, 2005
1st Quarter	$13.26	$9.58
2nd Quarter	$13.75	$9.01
3rd Quarter	$15.24	$11.61
4th Quarter	$19.95	$13.35

Year ended December 31, 2006
1st Quarter	$21.82	$17.22
2nd Quarter	$25.73	$18.55
3rd Quarter	$22.58	$10.96
4th Quarter	$19.64	$14.97

The closing price for our common stock on March 29, 2007 was $18.09 per share.

As of March 29, 2007 there were approximately 92 holders of record of our common stock.

The Company has never paid cash dividends on its stock, and is currently precluded from doing so under its revolving credit agreement.

STOCK PERFORMANCE GRAPH

The following graph shows a comparison of the cumulative total return on the common stock, based on the market price of the common stock assuming reinvestment of dividends, with the cumulative total return of the Nasdaq Composite (U.S.) Index and a Peer Group, for the period beginning December 31, 2001 and ending December 31, 2006.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among eCollege.com, The NASDAQ Composite Index

And A Peer Group

* $100 invested on 12/31/01 in stock or index-including reinvestment of dividends. Fiscal year ending December 31.

(1)	The graph assumes that on December 31, 2001, $100 was invested in common stock and in each index, and all dividends were reinvested. No cash dividends have been declared on the Company’s common stock.
(2)	Stockholder returns over the indicated period should not be considered indicative of future returns.
(3)

The Company’s Peer Group consists of seven public companies engaged in various aspects of the eLearning industry, and includes: Blackboard, Inc. (BBBB), Healthstream, Inc. (HSTM), Saba Software, Inc. (SABA), Scientific Learning Corporation (SCIL), SkillSoft PLC (SKIL), VCampus Corporation (VCMP) and WebEx Communications, Inc. (WEBX). Blackboard, Inc. is included in the Company’s Peer Group since June 18, 2004, the date of its public offering.

ITEM 6.    SELECTED FINANCIAL DATA

The following table sets forth our summary consolidated financial data for each of the past five years. Financial data for Datamark is reflected in discontinued operations from October 31, 2003 (the date on which eCollege acquired Datamark) through December 31, 2006. You should read this information together with the Consolidated Financial Statements and the Notes to those statements included in Item 8 of this Annual Report on Form 10-K, as well as the information set forth under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Annual Report on Form 10-K.

Statement of Operations Data:

	Years Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share data)
Revenue:
Student fees	$46,662	$36,818	$31,154	$24,971	$18,058
Other	5,423	4,642	3,628	4,164	5,634
Total revenue	52,085	41,460	34,782	29,135	23,692
Cost of revenue	14,740	12,299	10,008	10,927	11,663

Gross profit	37,345	29,161	24,774	18,208	12,029
Operating expenses:
Product development	8,452	7,170	6,519	5,953	5,658
Selling and marketing	4,820	4,711	4,437	5,130	5,613
General and administrative	11,838	10,572	10,310	6,481	5,621

Total operating expenses	25,110	22,453	21,266	17,564	16,892

Operating income (loss) from continuing operations(1)	12,235	6,708	3,508	644	(4,863)

Interest income (expense)	274	39	(67)	(2)	(58)

Income (loss) from continuing operations before income taxes	12,509	6,747	3,441	642	(4,921)

Income tax (expense) benefit (2)	(4,502)	(2,689)	15,904	—	—

Income (loss) from continuing operations, net of taxes	8,007	4,058	19,345	642	(4,921)
Income (loss) from discontinued operations, net of taxes (3)	(10,293)	1,870	15	(74)	—
Cumulative effect of accounting change	28	—	—	—	—
Net income (loss)	$(2,258)	$5,928	$19,360	$568	$(4,921)

Income (loss) from continuing operations per share
-Basic	$0.36	$0.19	$0.95	$0.04	$(0.30)
-Diluted	$0.35	$0.18	$0.88	$0.03	$(0.30)

(Loss) income from discontinued operations per share
-Basic	$(0.46)	$0.09	$0.00	$0.00	$0.00
-Diluted	$(0.45)	$0.08	$0.00	$0.00	$0.00

Net (loss) income per share
-Basic	$(0.10)	$0.27	$0.95	$0.03	$(0.30)
-Diluted	$(0.10)	$0.26	$0.88	$0.03	$(0.30)

Weighted average shares outstanding – basic	22,174	21,729	20,358	17,758	16,329
Weighted average shares outstanding – diluted	23,016	22,405	21,996	19,578	16,329

(1)          Effective January 1, 2003, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123,  “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148,  “ Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123”   (“SFAS 123”), using the prospective adoption method. Under this method of adoption, compensation expense was recognized over the related service periods based on the fair value of employee stock awards granted on or after January 1, 2003.  Under SFAS 123, stock awards granted in periods prior to January 1, 2003 continued to be accounted for under the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25,  “Accounting for Stock Issued to Employees”  (“APB 25”).  Accordingly, the results for 2003 and subsequent years are not directly comparable to 2002 results in this regard. On January 1, 2006 we adopted SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), using the modified-prospective transition method. SFAS 123(R) clarifies and expands the guidance in SFAS 123 in several areas, including measuring fair value and attributing compensation cost to reporting periods. Changes prescribed by SFAS 123(R) include a requirement that we estimate forfeitures of share-based awards at the date of grant, rather than recognizing forfeitures as incurred as permitted by SFAS 123.  The fair values of restricted share rights are determined using the closing price of our common stock on the date of grant, while the fair values of stock options and stock purchase awards are estimated at the date of grant using the Black-Scholes option-pricing model.  The fair values of stock appreciation rights are estimated at the date of grant using a Monte Carlo simulation for an Asian type award.  The estimated fair values of awards are being amortized over the vesting period of the applicable award, generally three to five years.  The Company recorded $3.7 million, $2.8 million and $3.8 million of stock-based compensation expense in 2006, 2005 and 2004 respectively.  Stock-based compensation for continuing operations was $2.7 million, $2.6 million and $2.4 million for 2006, 2005 and 2004 respectively.  For discontinued operations, stock-based compensation was $1.0 million, $290,000 and $1.4 million for 2006, 2005 and 2004 respectively.

(2)   We recorded an income tax benefit of $18.5 million for the year ended December 31, 2004 from the reversal of $21.3 million of the valuation allowance we had previously recorded against our deferred tax asset as well as the recognition of changes in other temporary differences.  For purposes of our reclassified financial statements for the year ended December 31, 2004, $15.9 million of the total net tax benefit has been recorded to continuing operations while the remaining $2.6 million net tax benefit is included in the results of discontinued operations. The valuation allowance reversal also resulted in a credit of $1.9 million to additional paid in capital from tax benefits related to stock-based compensation, as well as a $907,000 credit to goodwill from tax benefits associated with the Datamark acquisition.  The goodwill credit is recorded as a component of assets held for sale.

        (3)          Following the Company’s decision in October 2006 to initiate a process for the sale of Datamark, the Company was required to determine how Datamark’s results would be presented within the Consolidated Financial Statements and whether the assets of that business are recoverable. The Company has determined that under applicable GAAP, the Datamark business meets the criteria for discontinued operations.  See Note 2 to the Consolidated Financial Statements under the heading “Recognition and Reporting of Planned Datamark Disposition” for a discussion of the significant accounting policies and judgments involved in this determination. Results of operations from the Datamark business are reported in the Company’s Consolidated Statements of Operations in income (loss) from discontinued operations net of taxes.  The assets and liabilities of discontinued operations are separately reported in the Company’s Consolidated Balance Sheet.  The Consolidated Statements of Operations for the years ended December 31, 2005 and 2004 have been reclassified to present Datamark as a discontinued operation.  The Consolidated Financial Statements are included in Item 8 of this Annual Report on Form 10-K.

Selected Balance Sheet Data

	As of December 31,
	2006	2005	2004	2003	2002

Assets:
Cash, cash equivalents, and investments	$7,540	$9,627	$3,113	$15,009	$13,633
Accounts receivable, net	6,084	3,506	3,098	2,075	3,282
Assets held for sale	20,557	25,153	15,287	9,802	—
Total current assets	38,881	41,704	23,761	27,668	17,496
Assets held for sale, long term	56,023	67,884	69,788	71,431	—
Total assets	122,913	140,010	122,400	102,023	22,567
Liabilities:
Liabilities held for sale	11,685	11,554	12,210	7,898	—
Total current liabilities	20,555	19,009	19,266	23,231	10,872
Liabilities held for sale, long term	4,622	25,959	24,608	27,785	—
Total liabilities	25,547	45,566	44,484	51,590	12,163
Working capital	18,326	22,695	4,495	4,437	6,624
Total stockholders’ equity	$97,366	$94,444	$77,916	$50,433	$10,404

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the “Selected Financial Data” set forth in Item 6 of this Annual Report on Form 10-K and the Consolidated Financial Statements and Notes thereto included in Item 8 of this Annual Report on Form 10-K.

Critical Accounting Policies

Revenue recognition, accounting for discontinued operations, accounting for stock-based compensation, accounting for the issuance of debt obligations, valuation of goodwill and identifiable intangible assets, amortization of intangible assets, software development costs and income taxes are all critical accounting policies for the Company. The policies in effect in 2006 have been discussed with and evaluated by our Audit Committee and are substantially consistent with the policies in effect during 2005 and 2004. Each of these policies is discussed in detail below, as well as in the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Revenue Recognition

Revenue recognition is a critical accounting policy for our Company, as it affects the timing of when we recognize the fees we charge our customers for our services. We recognize revenue in accordance with Staff Accounting Bulletin (“SAB”) 101, “Revenue Recognition in Financial Statements,” as modified by SAB 104, “Revenue Recognition,” which provides guidance on revenue recognition for public companies. Revenue is recognized when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller’s price to the buyer is fixed or determinable; and (4) collectibility is reasonably assured. We follow Emerging Issues Task Force (“EITF”) 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” to identify units of accounting in revenue arrangements with multiple deliverables.  Fair value is generally determined based on the price charged when the element is sold separately.  In absence of evidence of fair value of a delivered element, revenue is allocated first to the undelivered elements based on fair value and the residual revenue to the delivered elements.

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

See Note 4 to the Consolidated Financial Statements for information concerning revenue recognition policies for discontinued operations.

Discontinued Operations

We account for discontinued operations, which include the business of the Enrollment division and related assets currently held for sale, in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). In accordance with SFAS 144, the net assets held for sale are recorded on our Consolidated Balance Sheets at estimated fair value, less costs to sell. The results of operations of discontinued operations are segregated from those of continuing operations and reported as discontinued operations in our Consolidated Statements of Operations.  See Note 3 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for further discussion of our accounting for discontinued operations.

Stock-Based Compensation

Stock-based compensation is a critical accounting policy for the Company, due primarily to the significant judgment required when estimating the fair value of stock-based compensation awards, including the selection of a valuation method (e.g., Black-

Scholes) and the underlying assumptions within such valuation (e.g., estimated lives outstanding and volatility).

Effective January 1, 2003, we adopted the fair value recognition provisions of SFAS 123, using the prospective adoption method. Under this method of adoption, compensation expense was recognized over the related service periods based on the fair value of employee stock awards granted on or after January 1, 2003. Under SFAS 123, stock awards granted in periods prior to January 1, 2003 continued to be accounted for under the intrinsic value method prescribed by APB 25.

On January 1, 2006 we adopted SFAS 123(R) using the modified-prospective transition method. Under this transition method, compensation cost recognized during the year ended December 31, 2006 includes: (a) compensation cost for all share-based awards granted prior to, but not yet vested as of, January 1, 2006 (including awards granted prior to January 1, 2003), based on the grant-date fair values and related service periods estimated in accordance with the original provisions of SFAS 123 and (b) compensation cost for all share-based awards granted subsequent to January 1, 2006, based on the grant-date fair values and related service periods estimated in accordance with the provisions of SFAS 123(R).

SFAS 123(R) clarifies and expands the guidance in SFAS 123 in several areas, including measuring fair value and attributing compensation cost to reporting periods. Changes prescribed by SFAS 123(R) include a requirement that we estimate forfeitures of share-based awards at the date of grant, rather than recognizing forfeitures as incurred as permitted by SFAS 123.

 The fair values of restricted share rights are determined using the closing price of our common stock on the date of grant, while the fair values of stock options and stock purchase awards are estimated at the date of grant using the Black-Scholes option-pricing model. The fair values of stock appreciation rights are estimated at the date of grant using a Monte Carlo simulation for an Asian type award. The estimated fair values of awards are amortized over the vesting period of the applicable award, generally three to five years.

For continuing operations, the Company recorded $2.7 million of stock-based compensation expense in 2006, $2.6 million of stock-based compensation expense in 2005 and $2.4 million of stock-based compensation expense in 2004. For discontinued operations, the Company recorded $1.0 million of stock-based compensation in 2006, $290,000 of stock-based compensation expense in 2005 and $1.4 million of stock-based compensation in 2004.

On September 13, 2004, the Company granted stock appreciation rights with respect to 1.1 million shares of common stock to executives and certain other key employees. The rights were granted under the terms and conditions of the Company’s 1999 Stock Incentive Plan, as amended and approved by stockholders (the “1999 Stock Plan”). The rights will be settled in common stock. Each grant is separated into five different levels of base prices to reflect minimum required levels of stockholder return over a five-year performance period. The base price for the first level is 10% higher than the reference price approved by the Compensation Committee of the Board of Directors, which was the higher of (i) the closing stock price on September 10, 2004 and (ii) the average closing stock price over the period beginning on August 19, 2004 and ending on September 10, 2004 and the base price for each successive level is 10% higher than the previous level. Except in the case of a change in control of the Company, as described below, a participant will receive a distribution with respect to the shares of common stock in each grant level only if the average closing price of our common stock for the last quarter in the five year term exceeds the base price for such shares. Each participant may elect to receive a distribution with respect to 10% of the rights he or she was granted after the third anniversary of the grant and with respect to an additional 10% after the fourth anniversary of the grant. In the event of a change in control, participants will be entitled to receive a distribution with respect to a specified percentage of the shares granted (50% if the change in control had occurred on September 13, 2004, increasing by 1/36 each month to 100% if the change of control occurs on or after September 13, 2007), and will forfeit the right to receive a distribution with respect to the unvested portion of the shares. The number of shares of common stock issued following a change in control will be based on the difference between the base prices and the share price as of the date the change in control occurs. The fair value of each stock appreciation right was estimated on the date of grant using a Monte Carlo simulation for an Asian type award. On March 23, 2005, the Company granted substantially the same recipients additional stock appreciation rights with respect to 1.1 million shares of common stock, and at various times in 2005 and 2006, the Company granted additional stock appreciation rights to executives in connection with new hires and promotions. Such grants have the same terms as the 2004 grants, including without limitation the same change in control vesting schedules, except that they have different base prices and new five-year performance periods beginning on the grant dates. The Company may in the future grant additional stock appreciation rights to new hires and in connection with promotions and other special circumstances. Compensation expense for each grant is recognized ratably over the five year performance period.

Effective November 1, 2004, the Company amended its 1999 Employee Stock Purchase Plan (as amended to date, the “ESPP”) to revise certain features. Effective with the purchase interval that began on November 1, 2004, the ability of plan participants to increase contributions during an offering period was eliminated, as was a reset feature that established a new offering period if the fair market value of the Company’s common stock on any purchase date within an offering period was less than the fair market value at the beginning of such offering period. Effective May 1, 2005, the length of an offering period was reduced from two years to one year and the length of each purchase interval was increased from six months to one year. The ESPP has been and continues to be accounted for under the fair value method in accordance with SFAS 123(R), which requires that compensation expense be recognized for the fair value of awards.

Debt Obligations

In October 2003, the Company financed a portion of the purchase of Datamark with $20.0 million (face value) senior subordinated secured notes (“Senior Subordinated Notes”) issued to a lender and $12.0 million (face value) subordinated seller notes (“Seller Notes”) issued to the selling stockholders. The Senior Subordinated Notes required principal payments due in $5.0 million quarterly increments beginning on December 31, 2007, with interest payments due quarterly beginning on December 31, 2003, at a rate of 12.5% per annum. The effective interest rate on this debt was 19.7%. The Seller Notes, with interest and principal due in 2008, initially consisted of a series of notes aggregating $7.0 million (face value), with a stated interest rate of 10.0% per annum, simple interest, and another series of notes aggregating $5.0 million (face value), with an interest rate of 10.0%, interest compounded annually. The effective interest rate on this debt was 14.9%.

In accordance with GAAP, the Company estimated the fair value of the Senior Subordinated Notes and the Seller Notes. The initial fair value of the Senior Subordinated Notes reflected a fair value adjustment to the notes for the estimated fair value of the warrants issued in connection with this debt. The estimated fair value of the warrants at the date of issuance, using the Black-Scholes valuation method, was $3.3 million, and was recorded as a debt discount against the face value of the $20.0 million Senior Subordinated Notes. This discount was being amortized as interest expense over the five-year term of the Senior Subordinated Notes using the interest method, and was subsequently written off to interest expense in the fourth quarter of 2006 when the Company prepaid the Senior Subordinated Notes in full. The prepayment included $20.0 million of principal and resulted in a one time, non-cash interest charge of $1.9 million.

The initial fair value of the Seller Notes was determined by a third party who considered, among other factors, the effective interest rate of our Senior Subordinated Notes and other comparable debt securities. In December 2004 the Company prepaid all of the $7.0 million (face value) of simple interest notes and $3.0 million (face value) of the annually compounding notes. The carrying value of the repaid notes was $7.5 million and the repayment resulted in a $2.5 million charge for the write-off of the unamortized discount on these notes. The Company subsequently prepaid an additional $1.9 million carrying value ($1.5 million face value) of Seller Notes during the second quarter of 2006, resulting in a $226,000 charge for the write-off of unamortized discounts. Seller Notes with a face value of $500,000 and a carrying value of $614,000, which includes an unamortized original discount recorded and accrued interest payable, remained outstanding at December 31, 2006.  Interest will accrue on the remaining notes until they are paid.

Long-Lived Assets—Including Identified Intangible Assets with Finite Lives

Intangible assets with finite lives are amortized using the straight-line method over the estimated economic lives of the assets, ranging from five to eight years.  In accordance with SFAS 144, the Company reviews long-lived assets to be held and used for impairment whenever there is an indication that the carrying amount may not be recoverable from future estimated cash flows.

This standard requires an impairment analysis when indicators of impairment are present.  If such indicators are present, the standard indicates that if the sum of the future expected cash flows from the asset, undiscounted and without interest charges, is less than the carrying value, an asset impairment must be recognized in the financial statements.  The amount of the impairment is the difference between the fair value of the asset and the carrying value of the asset.  The Company believes that the accounting estimate related to an asset impairment is a “critical accounting estimate” because it is highly susceptible to change from period to period and requires management to make assumptions about future cash flows, and because the impact of recognizing an impairment could have a significant effect on operating results.  Management’s assumptions about future cash flows require significant judgment because actual operating levels have fluctuated in the past and are expected to continue to do so in the future.

Intangible assets and related amortization associated with Datamark are reported in discontinued operations within the Consolidated Financial Statements.  Assets used in discontinued operations are not amortized after being classified as held for sale.  See Note 3 to the Consolidated Financial Statements.  In the third quarter of 2006, the Company wrote off $573,000 of capitalized software developed in connection with a discontinued product line of its Enrollment division.

In the fourth quarter of 2006, the Company recognized an impairment loss related to its goodwill and other indefinite life intangible assets associated with discontinued operations.  See below under the heading “Goodwill and Identified Intangible Assets with Indefinite Lives” for a discussion of such loss and resulting adjustments to assets held for sale.

Goodwill and Identified Intangible Assets with Indefinite Lives

Goodwill and purchased intangible assets with indefinite useful lives are not amortized.  In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), the Company reviews goodwill and identified intangible assets with indefinite lives for impairment on an annual basis and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable.

Following the Board’s decision in October 2006 to initiate a process for the sale of Datamark, the Company completed an analysis to assess the recoverability of the carrying value of the Enrollment division’s assets.  This analysis, as required by SFAS 142, consisted of a two-step impairment test.  In the first step we compared the fair value of the reporting unit to its carrying value.  In the second step, we compared the carrying value to the implied fair value of the goodwill under a theoretical purchase allocation scenario.  This review was comprehensive across all of the identified intangible assets established as part of the acquisition of Datamark, in addition to those assets reported in the divisional financial statements of the Enrollment division.  Based upon this analysis, it was determined that the overall fair market value of Datamark’s assets was less than the current carrying value of its tangible and intangible assets.

As a result of the Company’s impairment analysis and in accordance with SFAS No. 142 and SFAS No. 144, we recorded $9.7 million, on a pre-tax basis, in impairment charges to discontinued operations during the fourth quarter of 2006.   This impairment charge had the balance sheet-effect of reducing assets held for sale: goodwill by $9.3 million and intangible assets by $420,000.   On an after-tax basis, these impairment charges amounted to $8.9 million, with corresponding reductions to assets held for sale: goodwill and intangible assets by $8.6 million and $260,000 respectively.

All goodwill, amortization of intangibles and impairment charges are reported in discontinued operations within the Company’s financial statements.  At December 31, 2006, long-term assets held for sale included $45.1 million of goodwill and $7.0 million of other intangible assets.

See Note 3 to the Consolidated Financial Statements for further discussion of the Company’s discontinued operations and assets held for sale.

Software Development Costs

The Company’s activities include ongoing development of internal-use software used in connection with delivery of services via our proprietary software platform and network. Pursuant to the provisions of the American Institute of Certified Public Accountants’ (“AICPA’s”) Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” costs incurred during the application development stage are capitalized and costs incurred during the preliminary project and post-implementation stages are expensed as incurred. Capitalized software development costs are amortized using the straight-line method over their estimated useful lives, generally three years. Capitalized software development costs for the years ended December 31, 2006, 2005 and 2004 were $1.5 million, $1.1 million and $1.2 million, respectively.  Amortization begins when the products are ready for their intended use.  Amortization expense for the years ended December 31, 2006, 2005 and 2004 was $0.7 million, $0.3 million and $0.3 million, respectively.  If the internal-use software developed is determined to have a reduced life or is otherwise abandoned or impaired, amortization could be accelerated or a write-off of the asset could result.

Income Taxes

Income taxes consist of federal, state and local taxes. Accounting for income taxes and any related valuation allowance requires the application of significant judgment and estimates. We incurred significant tax losses from our inception through December 31, 2003 resulting in approximately $66 million of net operating loss carryforwards which expire in varying amounts beginning in 2019. The Company was profitable in the years ended December 31, 2006, 2005 and 2004 and has used net operating loss carryforwards to reduce income taxes payable during such periods. As of December 31, 2006, net operating loss carryforwards of $46 million remained.  However, utilization of such net operating loss carryforwards may be subject to certain limitations, such as limitations resulting from significant changes in ownership. In addition, income taxes may be payable during this time, due to operating income in certain tax jurisdictions which cannot be offset by operating loss carryforwards. If we have taxable income and the net operating loss carryforwards are not available because they have been limited by tax law, have been exhausted or have expired, we may be liable for significant taxes payable.  A windfall tax benefit occurs when the actual tax benefit realized by the Company upon an employee’s disposition of an equity based award exceeds the deferred tax asset, if any, associated with the award that we had previously recorded.  When assessing whether a tax benefit relating to share-based compensation has been realized, we follow the tax law ordering method, under which current year share-based compensation deductions are assumed to be utilized before net operating loss carryforwards and other tax attributes.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences, as determined pursuant to SFAS No. 109, “Accounting for Income Taxes,” become deductible. Management considers the reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Management’s evaluation of the realizability of deferred tax assets must consider both positive and negative evidence. The weight given to the potential effects of positive and negative evidence is based on the extent to which it can be objectively verified. Prior to the fourth quarter of 2004, we had provided a full valuation allowance for the potential benefits of the aforementioned net operating loss carryforwards as we believed it was more likely than not that the benefits would not be realized. During the fourth quarter of 2004, we reversed $21.3 million of the valuation allowance related to the net operating loss carryforwards and other temporary items as we determined it was now more likely than not that we would be able to use the assets to reduce future tax liabilities. Approximately $591,000 in valuation reserves associated with state net operating loss carryforwards were not reversed in the fourth quarter of 2004 as we determined that it was more likely than not that the benefits of such carryforwards would not be realized. The reversal resulted in recognition of an income tax benefit of $18.5 million in 2004 and an increase in the deferred tax asset on the Consolidated Balance Sheet. The income tax benefit to continuing operations was $15.9 million and the benefit to discontinued operations was $2.6 million. The 2004 reversal also resulted in an increase of $1.9 million to additional paid in capital associated with tax benefits from stock-based compensation and an increase of $900,000 to goodwill associated with certain tax benefits related to the Datamark acquisition. The goodwill adjustment has been recorded as a component of assets held for sale.

We recorded income tax expense for continuing operations of $4.5 million for the year ended December 31, 2006.  During 2006, the Company also recorded a $714,000 increase to additional paid in capital related to tax benefits from stock-based compensation.  We recorded an income tax benefit for discontinued operations of $1.4 million for the year ended December 31, 2006.  This benefit primarily reflects the impact of the pre-tax $11.7 million loss generated by discontinued operations adjusted for nondeductible impairment related charges.  The Company recorded a $338,000 reduction to goodwill during 2006 associated with tax benefits related to the Datamark acquisition.  The goodwill reduction and related tax effect are included in assets held for sale at December 31, 2006.

We recorded income tax expense for continuing operations of $2.7 million for the year ended December 31, 2005. We recorded income tax expense for discontinued operations of $1.4 million for the year ended December 31, 2005. In 2005, the Company recorded a $3.1 million increase to additional paid in capital related to tax benefits associated with stock-based compensation, including $2.7 million related to the exercise of 972,335 options held by Blumenstein/Thorne Information Partners I, L.P. (“BTIP”), an investment fund affiliated with the Company’s Chief Executive Officer.  The Company recorded a $353,000 reduction to goodwill during 2005 associated with tax benefits related to the Datamark acquisition. We recorded an income tax benefit for continuing operations of $15.9 million for the year ended December 31, 2004.  This primarily reflects the reversal of the valuation reserves associated with net operating loss carryforwards.  We recorded an income tax benefit for discontinued operations of $2.6 million for the year ended December 31, 2004, also reflecting the impact of the reversal of valuation reserves.  The goodwill reduction and related tax effect are reflected as a component of assets held for sale.

Description of Significant Components of our Consolidated Statement of Operations

The following discussion relates solely to our continuing operations. See Note 3 to the Consolidated Financial Statements for detailed information regarding discontinued operations.

Revenue

Our revenue in 2006 primarily consisted of eLearning student technology fees for students enrolled in online courses and online course supplements. We also recognized a smaller portion of revenue from online campus and course design and development services (including licensing and hosting services fees for online campuses), and other professional services.

Cost of Revenue

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

Product Development

Product development expenses include costs of maintaining, developing, creating and improving our online solutions and software products. These costs consist primarily of employee compensation and benefits, consulting fees, occupancy costs, and depreciation expenses. Product development costs in the future may be reduced by any software development costs that are capitalized in accordance with relevant accounting standards.

Selling and Marketing

The principal components of our selling and marketing expenses are employee compensation and benefits, advertising, industry conferences, and travel. Other significant components include marketing collaterals and direct mailings, consulting fees, occupancy costs, and depreciation expenses.

General and Administrative

General and administrative expense includes costs incurred by the eLearning division as well as the portion of corporate expense that is allocable to continuing operations under GAAP. These costs include executives, human resources, corporate facilities, corporate and divisional accounting and finance, legal, internal technical network administration and support and management information systems. Employee compensation and benefits, including stock-based compensation, represents the most significant component of general and administrative expense. Other components include rent, depreciation, communications, insurance and professional and consulting fees, including fees relating to the audit of our financial statements and our compliance with Sarbanes-Oxley.

Other Income (Expense), Net

Other income (expense), net consists primarily of interest expense associated with various debt obligations, as well as interest income from invested cash and cash equivalents.

Results of Operations

The following discussion compares the historical results of operations for the years ended December 31, 2006, 2005, and 2004. Datamark’s business has been classified as a discontinued operation in the Company’s Consolidated Financial Statements under applicable accounting policies. Results of operations from discontinued businesses are reported in the Company’s Consolidated Statements of Operations, net of taxes, in income (loss) from discontinued operations.  The assets and liabilities of discontinued operations are separately reported in the Company’s Consolidated Balance Sheet.  The Consolidated Statements of Operations for the years ended December 31, 2005 and 2004 have been reclassified to present Datamark as a discontinued operation, and the Consolidated Balance Sheet as of December 31, 2005 has been reclassified to present the assets and liabilities of Datamark (current and long-term) as held for sale.  The Consolidated Financial Statements are included in Item 8 of this Annual Report on Form 10-K.

Years Ended December 31, 2006 and 2005

Continuing Operations

Revenue.  eLearning revenue increased $10.6 million, or 26%, to $52.1 million for the year ended December 31, 2006 from $41.5 million for the year ended December 31, 2005, primarily due to a $9.8 million increase in student fees from online courses.

Student fees represented $46.7 million and $36.8 million of total revenue for the years ended December 31, 2006 and 2005, respectively, an increase of $9.8 million, or 27%. Our eLearning customers benefit from volume discounts on their student technology fees based on the success of their distance programs. In addition, they often guarantee a minimum amount of student technology fees for each year they are under contract with us, for which they receive further discounts on our services. Therefore, the 27% increase in our student fee revenue was not directly proportional to the increase in our customers’ online student enrollments. Student enrollments in eCourses increased 69% to approximately 1,240,000 in 2006 from approximately 735,000 in the prior year, while the corresponding revenue earned from eCourse enrollments increased 27% to $45.4 million in 2006 from $35.7 million in 2005.  We expect the trend of distance enrollment growth outpacing associated revenue growth to continue in 2007.

Campus and course development fees remained flat at $1.1 million of total revenue for the years ended December 31, 2006 and 2005.

Other eLearning revenue increased by $820,000, or 23%, to $4.3 million for the year ended December 31, 2006 from $3.5 million for the year ended December 31, 2005. The increase is primarily attributable to a greater demand for our technical and academic consulting services during 2006 as compared to 2005, especially by new customers adopting eLearning’s technology platform.

Cost of Revenue.  Cost of revenue increased by $2.4 million, or 20%, to $14.7 million for the year ended December 31, 2006 from $12.3 million for the year ended December 31, 2005. As a percentage of revenue, cost of revenue decreased from 30% for 2005 to 28% for 2006. The decrease as a percentage of revenue is attributable to an increase in the relative contribution of higher margin student fee revenue to the overall revenue mix.  Lower stock-based compensation expense in the 2006 period also contributed to the lower cost of revenue percentage.

Gross Profit.  We realized gross profit of $37.3 million and $29.2 million for the years ended December 31, 2006 and 2005, respectively, resulting in a 28% or $8.2 million increase.  Gross profit margin improved from 70% in 2005 to 72% in 2006.

Product Development.  Including the impact of capitalized software development costs, product development expenses increased $1.3 million, or 18%, to $8.5 million for the year ended December 31, 2006 from $7.2 million for the year ended December 31, 2005.  This was primarily due to increases in our offshore development efforts in Sri Lanka in addition to increases in staffing and related personnel expenses, only partially offset by an increase in the amount of capitalized software development costs during the period. For the years ended December 31, 2006 and 2005, capitalized software development costs were $1.5 million and $1.1 million, respectively, an increase of $424,000 or 38%. This increase was primarily due to the development of our international platform and other new product lines. We continue to focus our efforts on increasing the functionality of all products and the development of new product lines that enhance our current offerings.

Selling and Marketing.  Selling and marketing expenses increased by $109,000, or 2%, to $4.8 million for the year ended December 31, 2006 from $4.7 million for the year ended December 31, 2005. Increased payroll-related costs associated with staff growth were partially offset by reductions in new business development expenses and general marketing expenses.

General and Administrative.  General and administrative expenses increased by $1.2 million, or 12%, to $11.8 million for the year ended December 31, 2006 from $10.6 million for the year ended December 31, 2005. This was primarily due to increased system and staffing costs related to a reorganization of certain business operations and support functions, as well as increased depreciation expense.

We record non-cash stock-based compensation expense in connection with the grant of stock options, stock awards under our ESPP, stock appreciation rights and restricted share rights to employees, officers, and directors in accordance with SFAS 123(R), which we adopted January 1, 2006, and for prior years in accordance with SFAS 123, adopted January 1, 2003. The deferred charges are amortized over the relevant vesting periods of such awards, which range from one to five years.  Our continuing operations recorded $2.7 million of stock-based compensation in the year ended December 31, 2006, an increase of $170,000 from the $2.6 million recorded in the year ended December 31, 2005.

Other Income.  Net interest and other income increased by $235,000 to $274,000 for the year ended December 31, 2006, from $39,000 for the year ended December 31, 2005. The increase is entirely attributable to interest earned on increased cash balances.

Income taxes.  Income tax expense for continuing operations increased by $1.8 million, or 67%, to $4.5 million for the year ended December 31, 2006 from $2.7 million for the year ended December 31, 2005.  The increase is due to our increasing profitability.

Net income.  Net income from continuing operations increased by $3.9 million to $8.0 million for the year ended December 31, 2006 from $4.1 million for the year ended December 31, 2005.

Discontinued Operations

Revenue.  Revenue from discontinued operations increased by $3.0 million, or 5%, to $64.4 million for the year ended December 31, 2006 from $61.4 million for the year ended December 31, 2005, primarily due to increased revenue from interactive marketing services, offset in part by a decrease in revenue from direct mail marketing services.

Operating Income (Loss). Operating income decreased $13.8 million to a loss of $7.0 million for the year ended December 31, 2006 from income of $6.8 million for the year ended December 31, 2005. This decrease was primarily due to $9.7 million of non-cash goodwill impairment charges recorded in the fourth quarter of 2006.  Also contributing to reduced operating income were increased selling, general and administrative expenses, which were primarily attributable to a $698,000 increase in stock-based compensation, as well as a lower gross profit margin that resulted primarily from increased production and other costs related to direct mail services and a write-off of capitalized software developed in connection with Datamark’s retention product line, which was discontinued on September 30, 2006.

Income (Loss) Before Income Taxes. Income before income taxes decreased by $15.0 million to a loss of $11.7 million for the year ended December 31, 2006 from income of $3.3 million for the year ended December 31, 2005. The decrease resulted primarily from reduced operating income combined with a $1.2 million increase in net interest expense resulting from the prepayment of the Senior Subordinated Notes in October 2006.

Income Taxes. Income tax expense for discontinued operations decreased by $2.8 million to a tax benefit of $1.4 million for the year ended December 31, 2006 from a $1.4 million tax expense for the year ended December 31, 2005.  The decrease is due to decreasing profitability combined with the tax effect of the impairment charges recorded during the fourth quarter of 2006.

Net Income (Loss).   Net income from discontinued operations decreased by $12.2 million to a net loss of $10.3 million for the year ended December 31, 2006, from net income of $1.9 million for the year ended December 31, 2005.

For more information on discontinued operations, see Note 3 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Consolidated

Consolidated Net Income (Loss). Our consolidated net income decreased by $8.2 million to a net loss of $2.3 million or $.10 per basic share and $.10 per diluted share for the year ended December 31, 2006, from consolidated net income of $5.9 million or $.27 per basic share and $.26 per diluted share for the year ended December 31, 2005.

Years Ended December 31, 2005 and 2004

Continuing Operations

Revenue.  eLearning revenue increased $6.7 million, or 19%, to $41.5 million for the year ended December 31, 2005 from $34.8 million for the year ended December 31, 2004, primarily due to a $5.7 million increase in student fees from online courses.

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

Other revenue increased by $1.6 million, or 88%, to $3.5 million for the year ended December 31, 2005 from $1.9 million for the year ended December 31, 2004. The increase is primarily attributable to a greater demand for our technical and academic consulting services during 2005 as compared to 2004, especially by new customers adopting eLearning’s technology platform.

Cost of Revenue.  Cost of revenue increased by $2.3 million, or 23% to $12.3 million for the year ended December 31, 2005 from $10.0 million for the year ended December 31, 2004.  As a percentage of revenue, eLearning cost of revenue increased from 29% for the 2004 period to 30% for the 2005 period. The increase as a percentage of revenue is attributable to a $2.0 million increase in salaries for information technology, professional services, and client services employees; software licensing costs; and the write-off of third party software no longer in use.

Gross Profit.  We realized gross profit from continuing operations of $29.2 million and $24.8 million for the years ended December 31, 2005 and 2004, respectively, resulting in an 18% or $4.4 million increase.  Gross profit margin declined from 71% in 2004 to 70% in 2005.

Product Development.  Including the impact of capitalized software development costs, product development expenses increased $651,000, or 10%, to $7.2 million for the year ended December 31, 2005 from $6.5 million for the year ended December 31, 2004.  The increase results primarily from a reduction in the amount of capitalized software development, an increase in our offshore development efforts in Sri Lanka and an increase in personnel costs.  For the years ended December 31, 2005 and 2004, capitalized software development costs were $1.1 million and $1.2 million, respectively, a decrease of $88,000 or 7%. The decrease is primarily a result of development projects in process during 2004 being completed and released into production during 2005.

Selling and Marketing.  Selling and marketing expenses increased by $274,000, or 6% to $4.7 million for the year ended December 31, 2005, up from $4.4 million for the year ended December 31, 2004.  Higher payroll-related expenses relating to increased staff were only partially offset by reductions in new business development expenses and general marketing expenses.

General and Administrative.  General and administrative expenses increased by $262,000, or 3% to $10.6 million for the year ended December 31, 2005 from $10.3 million for the year ended December 31, 2004. The increase was primarily due to payroll expense associated with increased staffing levels.

Our continuing operations recorded $2.6 million of stock-based compensation expense for the year ended December 31, 2005 and $2.4 million for the year ended December 31, 2004.

Other Income (Expense).  Interest and other income increased by $106,000 to income of $39,000 for the year ended December 31, 2005, from expense of $67,000 for the year ended December 31, 2004. The increase is primarily attributable to interest earned on increased cash balances and the implementation of improved cash management processes, including the use of interest bearing sweep accounts.

Income Tax (Benefit).  Income tax expense for continuing operations increased by $18.6 million to $2.7 million for the year ended December 31, 2005 from a tax benefit of $15.9 million for the year ended December 31, 2004.  The 2004 tax benefit included a $15.9 million tax benefit from the reversal of valuation reserves that had been established against net operating loss carryforwards.  The decision to reverse these reserves was based on management’s belief that it is more likely than not that the Company will be able to use the benefit to reduce future tax liabilities generated by future profitability.  Prior to this conclusion, and the resulting recognition of deferred tax assets relating to net operating loss carryforwards, income tax expense was offset by equivalent reductions in the valuation reserve against the deferred tax asset.   Increased profitability in 2005 also contributed to the increased tax provision as compared to 2004.

Net income.  Our net income from continuing operations decreased by $15.3 million to $4.1 million for the year ended December 31, 2005, from $19.3 million for the year ended December 31, 2004.  Net income for 2004 included a $15.9 million tax benefit from the reversal of tax-related valuation reserves as discussed above.

Discontinued Operations

Revenue.  Revenue from discontinued operations increased by $6.9 million, or 13%, to $61.4 million for the year ended December 31, 2005 from $54.5 million for the year ended December 31, 2004, primarily due to increased revenues from interactive marketing and other enrollment marketing services.

Operating Income. Operating income increased by $2.1 million, or 43%, to $6.8 million for the year ended December 31, 2005 from $4.8 million for the year ended December 31, 2004. This increase was primarily due to increased revenues combined with a slight improvement in operating margins.

Income Before Income Taxes. Income before income taxes increased by $5.9 million to $3.3 million for the year ended December 31, 2005 from a $2.6 million loss for the year ended December 31, 2004, primarily due to increased operating income combined with lower interest expense related to debt prepayment in 2004.

Income Tax (Benefit). Income tax expense for discontinued operations increased by $4.0 million to $1.4 million for the year ended December 31, 2005 from a $2.6 million tax benefit for the year ended December 31, 2004.  The increase is due to a $2.6 million tax benefit from the reversal of valuation reserves recorded in 2004 combined with increasing profitability in 2005.

Net Income (Loss).   Net income from discontinued operations increased by $1.9 million to $1.9 million for the year ended December 31, 2005 from $15,000 for the year ended December 31, 2004.

For more information on discontinued operations, see Note 3 to the Consolidated Financial Statements included in Item 8 in this Annual Report on Form 10-K.

Consolidated

Consolidated Net Income. Our consolidated net income decreased by $13.4 million to $5.9 million or $.27 per basic share and $.26 per diluted share for the year ended December 31, 2005, from consolidated net income of $19.4 million or $.95 per basic share and $.88 per diluted share for the year ended December 31, 2004.  Consolidated net income for 2004 included an $18.5 million tax benefit from the reversal of tax-related valuation reserves as discussed above.

Liquidity and Capital Resources

The Company’s total cash and cash equivalents (including $8.7 million of cash and cash equivalents related to assets held for sale) decreased by $6.8 million from $23.0 million at December 31, 2005 to $16.3 million at December 31, 2006.

Operating activities during 2006 provided cash flows of $14.0 million.  Cash flows used for investing activities totaled $5.6 million for 2006.  Cash used in investing activities consisted of $4.4 million of property and equipment purchases and $1.5 million of capitalized software development costs.  Total cash flows used in financing activities were $15.2 million.  Cash flows used in financing activities primarily included the prepayment of $20.0 million (face value) of Senior Subordinated Notes in the fourth quarter of 2006 and prepayment of $1.5 million (face value) of Seller Notes during the second quarter of 2006.

The Company had cash tax payments of $426,000, $120,000 and $115,000 for the years ended December 31, 2006, 2005 and 2004 respectively.

The Company believes that cash flows generated from continuing operations will not be adversely affected by a divestiture of the Enrollment division.

We expect our current cash and cash equivalents, together with cash generated from operations, to meet our working capital and capital expenditure requirements for at least the next twelve months. The Company expects its capital expenditures for continuing operations and discontinued operations to increase by approximately $1.9 million and $2.0 million, respectively, in 2007 as compared to 2006 due to investments that include developing eCollege.NExT as the next generation eLearning platform, building a second data center to support eLearning and investing in hardware and software as part of Datamark’s Trinitas technology initiative.

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

As a part of the master debt agreement with the bank that provided the Term Loan, the Company also obtained a $10.0 million revolving line of credit (the “Prior Revolver”) which matured on October 31, 2005. The Prior Revolver replaced a previous revolving line of credit. The interest rate on the Prior Revolver was equal to the bank’s prime rate plus 1.25% but not less than 5.25%.

In October 2005, the Company restructured its bank credit facility and obtained a $15.0 million revolving line of credit (the

“Revolver”) that matures on October 31, 2007. The interest rate on the Revolver is equal to the bank’s prime rate (8.25% at December 31, 2006). The Revolver is secured by all of the Company’s assets and contains certain financial covenants, including requirements that the Company maintain a specified minimum ratio of quick assets to current liabilities and a specified minimum level of EBITDA. The Company was in compliance with all financial covenants of the Revolver at December 31, 2006.

The Company drew $9.7 million under the Prior Revolver in each of March, June and September 2004. Each draw was repaid in the month following the draw. No amounts were drawn under the Revolvers during the years ended December 31, 2006 and 2005.

The Company anticipates that borrowings under the Revolver in 2007, if any, will be for short-term working capital needs and expects to be able to extend or refinance the Revolver on acceptable terms at maturity should it wish to do so.

See Note 3 to the Consolidated Financial Statements for a discussion of borrowings related to discontinued operations and recent repayments thereof.

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

The following table summarizes, as of December 31, 2006, the obligations of our continuing operations to make future payments under current contracts (in thousands):

	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	More than 5 Years
Capital lease obligations	$640	$360	$280	$—	$—
Operating lease obligations (1)	5,299	1,331	3,968	—	—
Purchase commitments (2)	763	763	—	—	—
Total	$6,702	$2,454	$4,248	$—	$—

(1)          The Company leases office space and equipment under various non-cancelable operating leases.

(2)          eCollege entered into an agreement with a third party vendor in January 2004 to provide supplemental software development for our development projects. Minimum future commitments under this contract aggregated $763,000 at December 31, 2006. If eCollege terminates the agreement prior to April 2007, it will be required to pay a termination penalty equal to six months expense at the then-current minimum staffing level.

Rent expense for the years ended December 31, 2006, 2005 and 2004 was $1.0 million, $1.0 million and $1.1 million, respectively.

The Company maintains two letters of credit with the bank in the amounts of $300,000 and $62,000 under which the vendor of the Company’s back-up computer systems and the landlord for the Company’s Denver facility are the respective beneficiaries.  The letters of credit effectively reduce the borrowing ability under the Revolver by $362,000.

In addition, the Company maintains a letter of credit in the amount of $250,000 with Colorado Business Bank under which Silicon Valley Bank is the beneficiary. Such letter of credit is secured by a certificate of deposit in the amount of $253,000 as of December 31, 2006. The letter of credit will automatically renew for one year on May 5, 2007 and on each May 5 thereafter unless the Company provides notice of its desire not to renew.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently assessing the impact that SFAS 157 will have on our results of operations and financial position.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108,”).  SAB 108 provides guidance on how the effects of carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement.  This interpretation was first effective for our fiscal year ended December 31, 2006.  The adoption of this interpretation did not have an impact on our financial position or results of operations.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes: An Interpretation of FASB Statement 109” (“FIN 48”), which clarifies the accounting for uncertain tax positions. FIN 48 provides that the tax effects from an uncertain tax position will be recognized in the Company’s financial statements only if the position if more likely than not to be sustained on audit, based on its technical merits. The provisions of FIN 48 were effective for eCollege as of January 1, 2007. The Company is currently evaluating the impact on our consolidated financial statements of adopting FIN 48.

In June 2006, the EITF ratified the consensus on EITF Issue No. 06-03,  “ How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) (“EITF 06-03”).  EITF 06-03 concluded that the presentation of taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer, such as sales, use, value added and certain excise taxes, is an accounting policy decision that should be disclosed in a company’s financial statements. In addition, companies that record such taxes on a gross basis should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. EITF 06-03 is effective for interim and annual reporting periods beginning after December 15, 2006. The Company is currently evaluating the impact of adopting EITF 06-03 on our Consolidated Financial Statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115” (“SFAS 159”).  SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value.  Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt.  Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services.  If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, e.g., debt issuance costs.  The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value.  At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings.  Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  The Company currently is determining whether fair value accounting is appropriate for any of its eligible items and cannot estimate the impact, if any, which SFAS 159 will have on its consolidated results of operations and financial condition.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position, operating results or cash flows due to adverse changes in financial market prices and rates. The Company is, or may become, exposed to market risk in the areas of changes in United States interest rates and changes in foreign currency exchange rates as measured against the United States dollar. These exposures are directly related to our normal operating and funding activities. Historically, and as of December 31, 2006, we have not used derivative instruments or engaged in hedging activities.

The Company does not have significant exposure to changing interest rates that would impact its cash balance.  At December 31, 2006, total cash balances were $16.3 million with continuing operations and discontinued operations holding balances of $7.5 million and $8.8 million, respectively.  All assets and liabilities of discontinued operations have been reclassified as held for sale on our Consolidated Balance Sheets. Our short-term investment portfolio is managed in accordance with our investment policy, which allows us to invest in investment securities of less than one year in maturity including money market accounts, certificates of deposit, investment grade commercial paper, United States government debt obligations and other securities guaranteed by or carrying the implied guarantee of the United States government. Since October 2001, substantially all of our available cash has been invested in money market accounts.  As a result, the interest rate market risk implicit in these investments at December 31, 2006 is low.

A hypothetical ten percent change in market interest rates over the next year would not have a material effect on the fair value of the Company’s debt instruments or our cash equivalents, nor would it materially impact the earnings or cash flow associated with our cash investments. See Note 2 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for further information on the fair value of the Company’s financial instruments. Although borrowings under the Revolver bear interest at an adjustable rate equal to the prime rate, a hypothetical ten percent change in the market rates as of December 31, 2006 would not have a material effect on our earnings and cash flows in 2007, because we expect drawings on the Revolver during 2007, if any, to be for short-term working capital needs.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ECOLLEGE.COM AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS

Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

eCollege.com:

We have audited the accompanying consolidated balance sheet of eCollege.com and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2006 and 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of eCollege.com as of December 31, 2006 and 2005 and the results of their operations and cash flows for the years ended December 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.

We have also audited the adjustments to the December 31, 2004 financial statements related to the presentation of discontinued operations as described in Note 3. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review or apply any procedures to the December 31, 2004 financial statements of the Company other than with respect to the adjustments and accordingly, we do not express an opinion or any other form of assurance on the December 31, 2004 financial statements taken as a whole.

As discussed in Note 2 to the Consolidated Financial Statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards number 123 (revised 2004), “Share Based Payments.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of eCollege.com’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated April 2, 2007 expressed an unqualified opinion on management’s assessment and the effectiveness of eCollege.com’s internal control over financial reporting.

/s/ GRANT THORNTON LLP

Chicago, Illinois
April 2, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

eCollege.com:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that eCollege.com (the Company) maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company  maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion,  the Company has maintained, in all material aspects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of eCollege.com as of December 31, 2006 and 2005 and the related statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2006 and 2005, and our report dated April 2, 2007 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment”, in 2006.

/s/ Grant Thornton, LLP

Chicago, Illinois
April 2, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
eCollege.com:

We have audited, before the effects of the adjustments to retrospectively reflect the discontinued operations discussed in note 3, the accompanying consolidated statements of operations, stockholders’ equity, and cash flows of eCollege.com and subsidiaries for the year ended December 31, 2004 (the 2004 financial statements before the effects of the adjustments discussed in note 3 are not presented herein). These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements, before the effects of the adjustments to retrospectively reflect the discontinued operations discussed in note 3, referred to above present fairly, in all material respects, the results of operations and the cash flows of eCollege.com and subsidiaries for the year ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively reflect the discontinued operations discussed in note 3 and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by Grant Thornton LLP.

KPMG LLP

Denver, Colorado
March 31, 2005

eCollege.com

CONSOLIDATED BALANCE SHEETS

(in thousands except per share data)

	December 31,
	2006	2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,540	$9,627
Accounts receivable, net of allowances of $49 and $86, respectively	6,084	3,506
Accrued revenue receivable	1,795	1,191
Deferred income taxes	1,827	1,481
Other current assets	1,078	746
Current assets of discontinued operations held for sale	20,557	25,153
Total current assets	38,881	41,704

Property and equipment, net	4,427	3,434
Software development costs, net	2,871	1,986
Other assets	270	261
Deferred income taxes	20,441	24,741
Noncurrent assets of discontinued operations held for sale	56,023	67,884
TOTAL ASSETS	$122,913	$140,010

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$396	$643
Other accrued liabilities	4,618	3,999
Deferred revenue, current portion	3,456	2,493
Current income taxes	40	—
Current portion of capital lease obligations	360	320
Current liabilities of discontinued operations held for sale	11,685	11,554
Total current liabilities	20,555	19,009

LONG-TERM LIABILITIES:
Deferred revenue, net of current portion	41	26
Other liabilities	49	322
Capital lease obligations, net of current portion	280	250
Long-term liabilities of discontinued operations held for sale	4,622	25,959
Total long-term liabilities	4,992	26,557
Total liabilities	25,547	45,566

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, no par value; 5,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value, 50,000 shares authorized, 22,314 and 22,002 shares issued, respectively, and 22,299 and 21,987 shares outstanding, respectively	223	220
Additional paid-in capital	148,796	139,943
Treasury stock at cost, 15 shares	(148)	(148)
Warrants, restricted stock rights, and options for common stock	3,304	6,982
Deferred compensation	—	(2)
Accumulated deficit	(54,809)	(52,551)
Total stockholders’ equity	97,366	94,444
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$122,913	$140,010

The accompanying notes to consolidated financial statements are an integral part of these statements.

eCollege.com

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years ended December 31,
	2006	2005	2004
CONTINUING OPERATIONS
REVENUE:
Student fees	$46,662	$36,818	$31,154
Campus and course fees	1,092	1,131	1,761
Other	4,331	3,511	1,867
Total revenue	52,085	41,460	34,782
COST OF REVENUE	14,740	12,299	10,008
Gross profit	37,345	29,161	24,774

OPERATING EXPENSES:
Product development	8,452	7,170	6,519
Selling and marketing	4,820	4,711	4,437
General and administrative	11,838	10,572	10,310
Total operating expenses	25,110	22,453	21,266

INCOME FROM OPERATIONS	12,235	6,708	3,508

Interest income and other income (expense)	422	146	—
Interest expense	(148)	(107)	(67)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES, DISCONTINUED OPERATIONS AND ACCOUNTING CHANGE	12,509	6,747	3,441
Income tax (expense) benefit	(4,502)	(2,689)	15,904

INCOME FROM CONTINUING OPERATIONS BEFORE DISCONTINUED OPERATIONS AND ACCOUNTING CHANGE	8,007	4,058	19,345

DISCONTINUED OPERATIONS
Income (loss) from discontinued operations, net of tax (benefit) expense of $(1,398), $1,403 and $(2,593), respectively	(10,293)	1,870	15

INCOME BEFORE ACCOUNTING CHANGE	(2,286)	5,928	19,360
Cumulative effect of accounting change, net of tax	28	—	—

NET (LOSS) INCOME	$(2,258)	$5,928	$19,360

BASIC INCOME (LOSS) PER SHARE AMOUNTS
Income from continuing operations before accounting change	$0.36	$0.19	$0.95
Income (loss) from discontinued operations, net of tax (benefit)	(0.46)	0.09	—
Income (loss) before accounting change	(0.10)	0.27	0.95
Cumulative effect of accounting change, net of tax	—	—	—
BASIC NET INCOME (LOSS) PER SHARE	$(0.10)	$0.27	$0.95

DILUTED INCOME (LOSS) PER SHARE AMOUNTS
Income from continuing operations before accounting change	$0.35	$0.18	$0.88
Income (loss) from discontinued operations, net of tax (benefit)	(0.45)	0.08	-
Income (loss) before accounting change	(0.10)	0.26	0.88
Cumulative effect of accounting change, net of tax	—	—	—
DILUTED NET (LOSS) INCOME PER SHARE	$(0.10)	$0.26	$0.88

WEIGHTED AVERAGE SHARES OUTSTANDING—BASIC	22,174	21,729	20,358
WEIGHTED AVERAGE SHARES OUTSTANDING—DILUTED	23,016	22,405	21,996

The accompanying notes to consolidated financial statements are an integral part of these statements.

eCollege.com

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-in	Treasury Stock		Warrants, Restricted Stock Rights And	Deferred	Accumulated
	Shares	Par Value	Capital	Shares	Amount	Options	Compensation	Deficit	Total

BALANCES, JANUARY 1, 2004	20,119	$201	$121,301	(11)	$(81)	6,880	$(29)	$(77,839)	$50,433
Stock issuance costs	—	—	(10)	—	—	—	—	—	(10)
Stock-based compensation awards to employees	—	—	—	—	—	3,794	—	—	3,794
Forfeited options	—	—	24	—	—	(24)	—	—	—
Issuance of common stock upon exercise of options and warrants	413	4	1,659	—	—	(15)	—	—	1,648
Issuance of common stock in connection with employee stock purchase plan	163	2	2,475	—	—	(1,541)	—	—	936
Issuance of common stock for restricted share awards	24	—	393	—	—	(493)	—	—	(100)
Amortization of deferred compensation	—	—	—	—	—	—	25	—	25
Acquisition of treasury stock at cost	—	—	—	(4)	(67)	—	—	—	(67)
Tax benefit from stock option exercises	—	—	1,897	—	—	—	—	—	1,897
Net income	—	—	—	—	—	—	—	19,360	19,360

BALANCES, DECEMBER 31, 2004	20,719	$207	$127,739	(15)	$(148)	8,601	$(4)	$(58,479)	$77,916
Stock-based compensation awards to employees	—	—	—	—	—	3,680	—	—	3,680
Forfeited awards	—	—	—	—	—	(802)	—	—	(802)
Issuance of common stock upon exercise of options and warrants	1,149	11	6,995	—	—	(2,580)	—	—	4,426
Issuance of common stock in connection with employee stock purchase plan	78	1	1,386	—	—	(886)	—	—	501
Issuance of common stock for restricted share awards	56	1	747	—	—	(1,031)	—	—	(283)
Amortization of deferred compensation	—	—	—	—	—	—	2	—	2
Tax benefit from stock option exercises	—	—	3,076	—	—	—	—	—	3,076
Net income	—	—	—	—	—	—	—	5,928	5,928

BALANCES, DECEMBER 31, 2005	22,002	$220	$139,943	(15)	$(148)	6,982	$(2)	$(52,551)	$94,444
Reclassification upon adoption of SFAS 123R	—	—	3,676	—	—	(3,678)	2	—	—
Stock-based compensation expense	—	—	3,752	—	—	—	—	—	3,752
Issuance of common stock for restricted share awards	81	1	(750)	—	—	—	—	—	(749)
Issuance of common stock upon exercise of options and warrants	135	1	563	—	—	—	—	—	564
Issuance of common stock in connection with employee stock purchase plan	96	1	898	—	—	—	—	—	899
Tax benefit from stock option exercises	—	—	714	—	—	—	—	—	714
Net income	—	—	—	—	—	—	—	(2,258)	(2,258)

BALANCES, DECEMBER 31, 2006	22,314	$223	$148,796	(15)	$(148)	3,304	$—	$(54,809)	$97,366

The accompanying notes to consolidated financial statements are an integral part of these statements.

eCollege.com

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended December 31,
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$(2,258)	$5,928	$19,360
Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation	3,401	2,702	2,438
Loss on dispositions of assets	6	69	73
Accrued interest	(284)	—	37
Provision for doubtful accounts	104	117	60
Amortization of capitalized internal-use software development costs	796	583	325
Amortization of intangible assets	1,372	1,614	1,492
Impairment of goodwill and indefinite life intangible assets	9,692	—	—
Impairment of capitalized software	573	—	—
Amortization of debt issuance costs and discounts on debt	865	887	890
Loss on early repayment of debt	2,143	—	2,479
Stock-based compensation	3,708	2,840	3,820
Deferred income taxes	1,643	3,529	(18,716)
Changes in—
Accounts receivable and accrued revenue receivables	(3,066)	(2,805)	(3,613)
Other current assets	(597)	(223)	1,584
Other assets	84	77	88
Accounts payable and accrued liabilities	(233)	854	3,668
Deferred revenue and customer advances	968	(64)	1,261
Other liabilities	(230)	2	(82)
Discount on seller notes and senior subordinated notes paid	(4,651)	—	—
Net cash provided by operating activities	14,036	16,110	15,164

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(4,417)	(3,077)	(2,848)
Proceeds from disposition of property and equipment	8	—	6
Capitalized internal-use software development costs	(1,549)	(1,339)	(1,809)
Goodwill adjustments from deferred taxes and business acquisition costs	338	353	(208)
Restricted cash to investments	—	—	(516)
Net cash used in investing activities	(5,620)	(4,063)	(5,375)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	1,463	4,927	2,551
Payment of stock issuance costs	—	—	(10)
Proceeds from sale-leaseback arrangements	—	—	409
Payments on sale-leaseback arrangements	—	—	(125)
Payments on line of credit, net	—	—	(9,365)
Payments on capital lease	(501)	(243)	—
Tax benefit from the issuance of stock-based awards	714	—	—
Payments on term loan	—	(1,917)	(1,000)
Payment on seller notes	(1,152)	—	(10,000)
Payment on senior subordinated notes	(15,696)	—	—
Net cash provided by (used in) financing activities	(15,172)	2,767	(17,540)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,756)	14,814	(7,751)
DISCONTINUED OPERATIONS CASH ACTIVITY INCLUDED ABOVE:
Add: Cash Balance of discontinued operations at beginning of the year	13,410	5,110	965
Less: Cash Balance of discontinued operations at end of the year	8,741	13,410	5,110
CASH AND CASH EQUIVALENTS, beginning of year	9,627	3,113	15,009
CASH AND CASH EQUIVALENTS, end of year	$7,540	$9,627	$3,113

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	2,238	2,681	4,146
Cash paid for income taxes	$426	$120	$115

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Financed software and equipment purchases	$966	$529	$—
Acquisition of treasury stock included in accrued liabilities	$—	$—	$67

The accompanying notes to consolidated financial statements are an integral part of these statements.

eCollege.com

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)    Organization, Nature of Business and Basis of Presentation

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

Reclassification of Prior Periods

 The Company’s Consolidated Statements of Operations for the years ended December 31, 2005 and 2004, as well as the Consolidated Balance Sheet as of December 31, 2005, have been reclassified to present the Datamark business as a discontinued operation and its assets and liabilities as held for sale.  In October 2006, the Company’s Board of Directors determined that the Company should initiate a process for the sale of Datamark. The Company has engaged Evercore Group L.L.C. to assist in marketing Datamark to prospective purchasers. As required by the GAAP, the Consolidated Financial Statements separately reflect the Datamark operations held for sale as discontinued operations for all periods reported. For further information on the discontinued operations, refer to Note 3 of these Consolidated Financial Statements.

(2)    Summary of Significant Accounting Policies

Consolidation

The accompanying consolidated financial statements have been prepared by the Company in accordance with GAAP. The Company has eliminated intercompany transactions and balances in consolidation. As a result of the Board’s decision to initiate a process to sell Datamark, the results of operations of Datamark have been presented as discontinued operations for all periods presented, and the Company now operates in one segment: eLearning.  Substantially all of the Company’s identifiable assets are in the United States, and results of operations outside of the United States are not material. Foreign sales comprised less than one percent of revenues from continuing operations in the year ended December 31, 2006.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions. These estimates and assumptions may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Some of the most significant areas for which management uses significant estimates and assumptions are the valuation of goodwill and identified intangible assets, establishing reserves for uncollectible accounts receivable, establishing estimated useful lives for long-lived assets, revenue recognition, accounting for the issuance of debt obligations, establishing the valuation reserve for deferred tax assets, estimating the fair value of stock options, stock appreciation rights and warrants and recognizing and reporting business dispositions.

Cash and Cash Equivalents

The Company considers investments in highly liquid instruments purchased with an original maturity of 90 days or less to be cash equivalents. Such investments are held in money market accounts, certificates of deposit, or available-for-sale securities.

Accounts Receivable

The terms of our accounts receivable are predominantly net 30 days for the eLearning division. The Company maintains an allowance for doubtful accounts based upon management’s estimate of the expected collection of accounts receivable. At December 31, 2006 and 2005, the allowance for doubtful accounts for continuing operations was $49,000 and $86,000, respectively. One customer accounted for 10% of accounts receivable for continuing operations at December 31, 2006 and one customer accounted for 25% of accounts receivable for continuing operations at December 31, 2005. Two customers accounted for 14% and 12% respectively, of accounts receivable at December 31, 2004. No customer accounted for 10% or more of revenue from continuing operations in the years ended December 31, 2006 and 2005, and one customer accounted for 12% of revenue from continuing operations in the year ended December 31, 2004.

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

Property and Equipment

Property and equipment are stated at historical cost. Depreciation is provided using the straight-line method, generally over estimated useful lives of two to seven years. Maintenance and repairs are expensed as incurred and major additions, replacements, and improvements are capitalized. Leasehold improvements are depreciated using the straight-line method over the shorter of the useful life or the life of the related lease. The components of property and equipment for continuing operations are as follows (in thousands):

	December 31,
	2006	2005
Computer equipment (3 - 5 years)	$9,786	$7,138
Purchased software (3 - 5 years)	4,576	4,005
Office furniture and equipment (3 - 7 years)	1,337	1,268
Leasehold improvements (2 - 7 years)	466	448

Less: accumulated depreciation and amortization	(11,738)	(9,425)
Property and Equipment, net	$4,427	$3,434

Depreciation expense for continuing operations for the years ended December 31, 2006, 2005 and 2004 was $2.5 million, $1.8 million and $1.6 million, respectively.

Property and equipment at December 31, 2006 and 2005 includes assets under capital leases. See Note 4.

Property and equipment used in discontinued operations are recognized in the Consolidated Financial Statements at the lower of carrying amount or fair value, less cost to sell, and are not depreciated after being classified as held for sale.  See Note 3.

Long-Lived Assets—Including Identified Intangible Assets with Finite Lives

Intangible assets with finite lives are amortized using the straight-line method over the estimated economic lives of the assets, ranging from five to eight years.  In accordance with SFAS 144, the Company reviews long-lived assets to be held and used for impairment whenever there is an indication that the carrying amount may not be recoverable from future estimated cash flows.

Intangible assets and related amortization associated with Datamark are reported in discontinued operations within the Consolidated Financial Statements.  Assets used in discontinued operations are not amortized after being classified as held for sale.  See Note 3 for further discussion of the Company’s discontinued operations and assets held for sale.  In the third quarter of 2006, the Company wrote off $573,000 of capitalized software developed in connection with a discontinued product line of its Enrollment division.

In the fourth quarter of 2006, the Company recognized an impairment loss related to its goodwill and other indefinite life intangible assets associated with discontinued operations.  See below under the heading  “Goodwill and Identified Intangible Assets with Indefinite Lives” for a discussion of such loss and resulting adjustments to assets held for sale.

See “Software Development Costs” below for discussion of intangible capitalized software.

Goodwill and Identified Intangible Assets with Indefinite Lives

Goodwill and purchased intangible assets with indefinite useful lives are not amortized.  In accordance with SFAS 142, the Company reviews goodwill and identified intangible assets with indefinite lives for impairment on an annual basis and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable.

Following the Board’s decision in October 2006 to initiate a process for the sale of the Enrollment division, the Company completed an analysis to assess the recoverability of the carrying value of the Enrollment division’s assets.  This analysis, as required by SFAS 142, consisted of a two-step impairment test.  In the first step we compared the fair value of the reporting unit to its carrying value.  In the second step, we compared the carrying value to the implied fair value of the goodwill under a theoretical purchase allocation scenario.  This review was comprehensive across all of the identified intangible assets established as part of the acquisition of Datamark, in addition to those assets reported in the divisional financial statements of the Enrollment division.  Based upon this analysis, it was determined that the overall fair market value of Datamark’s assets was less than the current carrying value of its tangible and intangible assets.

As a result of the Company’s impairment analysis and in accordance with SFAS 142 and SFAS 144, we recorded $9.7 million, on a pre-tax basis, impairment charges to discontinued operations during the fourth quarter of 2006.   This impairment charge had the balance sheet-effect of reducing assets held for sale: goodwill by $9.3 million and trademark by $420,000.   On an after-tax basis, these impairment charges amounted to $8.9 million, with corresponding reductions to assets held for sale: goodwill and trademark of $8.6 million and $260,000 respectively.

All goodwill, amortization of intangibles and impairment charges are reported in discontinued operations within the Company’s financial statements.  At December 31, 2006, long-term assets held for sale included $45.1 million of goodwill and $7.0 million of other intangible assets.

See Note 3 for further discussion of the Company’s discontinued operations and assets held for sale.

Software Development Costs

The Company’s activities include ongoing development of internal-use software used in connection with delivery of services via its proprietary software platform and network. Pursuant to the provisions of the AICPA’s Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” costs incurred during the application development stage are capitalized and costs incurred during the preliminary project and the post-implementation stages are expensed as incurred. Capitalized software development costs are amortized using the straight-line method over their estimated useful lives, generally three years.  Capitalized software development costs for continuing operations for the years ended December 31, 2006, 2005 and 2004 were $1.5 million, $1.1 million and $1.2 million, respectively.  Amortization begins when the products are ready for their intended use.  The Company recorded $0.7 million, $0.3 million and $0.3 million of amortization expense for continuing operations for the years ended December 31, 2006, 2005 and 2004, respectively. The Company currently expects software amortization expense for continuing operations for the years ended 2007, 2008, 2009,  2010 and 2011 to total $1.1 million, $1.0 million, $645,000, $204,000 and $0, respectively.

Other Accrued Liabilities

Other accrued liabilities for continuing operations as of each reporting date are shown below (in thousands):

	December 31,
	2006	2005
Accrued compensation and related taxes	$2,709	$2,561
Other accruals	1,909	1,438
Total other accrued liabilities	$4,618	$3,999

Revenue Recognition

       The Company recognizes revenue in accordance with SAB 101, “Revenue Recognition in Financial Statements,” as modified by SAB 104, which provides guidance on revenue recognition for public companies. Revenue is recognized when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller’s price to the buyer is fixed or determinable; and, (4) collectibility is reasonably assured.  We follow EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” to identify units of accounting in revenue arrangements with multiple deliverables.  The Company enters into agreements that may contain multiple-elements. For multiple-element arrangements, the Company recognizes revenue for delivered elements when the delivered item has stand-alone value to the customer, fair values of undelivered elements are known, customer acceptance has occurred, and there are only customary refund or return rights related to the delivered elements. Fair value is generally determined based on the price charged when the element is sold separately.  In absence of evidence of fair value of a delivered element, revenue is allocated first to the undelivered elements based on fair value and the residual revenue to the delivered elements. With respect to our discontinued operations, we follow EITF 99-19, “Reporting Revenue Gross as a Principal vs. Net as an Agent,” for media services where the Company is not at risk with vendors for services and the Company receives a commission for such services.

Continuing Operations

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

Discontinued Operations

Enrollment division revenues are primarily generated from the sale of direct mail, interactive marketing, and media placement services. During some of the periods covered by the Consolidated Financial Statements, the Company also derived other revenue from research services, admissions training, admissions shopper and retention services. Effective September 30, 2006, Datamark discontinued its retention and admissions training products.

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

In 2005, Datamark introduced a service fee-based interactive product model under which the customer procures the lead and Datamark provides lead “scrubbing,” media management, analytic and other services. Under these contracts, which typically have terms of one year, Datamark receives monthly fixed management fees, with opportunities for performance-based bonuses. Fixed fees from these arrangements are recognized as revenue when services are provided, and incentive revenue is recognized as the incentives are earned.

Datamark generally executes master services agreements with customers for which we provide media placement services. Datamark charges customers for the cost of the advertisement placed with the third-party media supplier (i.e. newspaper, television, radio station, etc.), in addition to a commission for work performed. Revenue is recognized when the media advertisements are run by the third-party media supplier. Revenue is recorded on a net basis, meaning that the Company includes in consolidated revenue only the commission portion of the amount it charges, not the gross amount of fees invoiced to, and collected from, customers. Accordingly, the Company excludes the direct cost of the advertisement charged by the media supplier from cost of revenue in the Consolidated Statements of Operations.

Other enrollment marketing revenue sources include retention services, admissions training, admissions shopper, research services and bundled lead generation and admissions services. Student retention services agreements had terms of not less than six months and typically were for a period of one year. Datamark charged a fee based on the number of students actively enrolled in a particular month, as well as a one-time implementation fee that was recognized as revenue over the contract period. Contracts for admissions training, admissions shopper and research services are negotiated based on scope of work. These services are provided on an hourly or project rate and are recognized at the time of performance of the service or over the length of the service period. Datamark receives a share of tuition revenue per enrollment for its bundled lead generation and admissions services solution. Such revenues are recognized at the time the leads are enrolled and attending class.

Stock-Based Compensation

Effective January 1, 2003, we adopted the fair value recognition provisions of SFAS 123 using the prospective adoption method. Under this method of adoption, compensation expense was recognized over the related service periods based on the fair value of employee stock awards granted on or after January 1, 2003. Under SFAS 123, stock awards granted in periods prior to January 1, 2003 continued to be accounted for under the intrinsic value method prescribed by APB 25.

On January 1, 2006 we adopted SFAS 123(R) using the modified-prospective transition method. Under this transition method, compensation cost recognized during the year ended December 31, 2006 includes: (a) compensation cost for all share-based awards granted prior to, but not yet vested as of, January 1, 2006 (including awards granted prior to January 1, 2003) based on the grant-date fair values and related service periods estimated in accordance with the original provisions of SFAS 123 and (b) compensation cost for all share-based awards granted subsequent to January 1, 2006, based on the grant-date fair values and related service periods estimated in accordance with the provisions of SFAS 123(R).

SFAS 123(R) clarifies and expands the guidance in SFAS 123 in several areas, including measuring fair value and attributing compensation cost to reporting periods. Changes prescribed by SFAS 123(R) include a requirement that we estimate forfeitures of share-based awards at the date of grant, rather than recognizing forfeitures as incurred as permitted by SFAS 123. As a result of adopting SFAS 123(R), in the first quarter of 2006 we recognized an after-tax gain of $28,000 ($46,000 pre-tax), or $0.00 per diluted share, as the cumulative effect of this change in accounting principle. The adoption of SFAS 123(R) did not otherwise have a material effect on our condensed consolidated financial statements for the year ended December 31, 2006.

The Company’s Consolidated Statements of Cash Flows include a line item that presents the cash flows resulting from income tax deductions in excess of compensation costs recognized on stock issued pursuant to share-based awards (“excess tax benefits”). Prior to adopting SFAS 123(R), we presented excess tax benefits as operating cash flows in the Consolidated Statements of Cash Flows. SFAS 123(R) requires that excess tax benefits be classified as financing cash flows in the Consolidated Statements of Cash Flows. In addition, as a result of adopting SFAS 123(R), certain balance sheet amounts associated with share-based compensation costs have been reclassified within the equity section of the balance sheet. This change in presentation had no net effect on our total equity. Effective January 1, 2006, stock-based compensation expense has been reclassified from other stockholders’ equity into additional paid-in capital in the Consolidated Balance Sheet.

We issue share-based awards under two employee incentive plans. Substantially all employees of the Company are eligible to participate in the ESPP.  In addition, the Company issues share-based awards to employees, non-employee directors and certain contractors pursuant to the 1999 Stock Plan.  Such awards have been issued in the form of stock options, restricted share rights, stock appreciation rights and deferred stock units, each of which is discussed in more detail below.  New shares are issued upon the exercise of options or the vesting of other share based awards.  Treasury shares are not issued.

Stock-based compensation expense for the year ended December 31, 2006 totaled approximately $3.7 million (comprised of  $2.7 million for continuing operations and $1.0 million for discontinued operations) and included $28,000 for stock options, $358,000 for the ESPP, $1.2 million for restricted share rights, $2.0 million for stock appreciation rights and $165,000 for deferred stock units.  Stock-based compensation expense for the year ended December 31, 2005 totaled approximately $2.8 million (comprised of $2.6 million for continuing operations and $290,000 for discontinued operations) and included $15,000 for stock options, $514,000 for the ESPP, $813,000 for restricted share rights and $1.5 million for stock appreciation rights.  Stock-based compensation expense for the year ended December 31, 2004 totaled approximately $3.8 million (comprised of $2.4 million for continuing operations and $1.4 million for discontinued operations) and included  $65,000 for stock options, $1.7 million for the ESPP, $1.7 million for restricted share rights,  $260,000 for stock appreciation rights and $25,000 for deferred compensation from awards granted prior to 2003.

Stock-based compensation expense for continuing operations for the year ended December 31, 2006 included $28,000 for stock options, $267,000 for the ESPP, $718,000 for restricted share rights, $1.6 million for stock appreciation rights and $163,000 for deferred stock units.  Stock-based compensation expense for continuing operations for the year ended December 31, 2005 included $15,000 for stock options, $385,000 for the ESPP, $798,000 for restricted share rights and $1.4 million for stock appreciation rights.  Stock-based compensation expense for continuing operations for the year ended December 31, 2004 included $65,000 for stock options, $1.5 million for the ESPP, $608,000 for restricted share rights, $203,000 for stock appreciation rights and $25,000 for deferred compensation from awards granted prior to 2003.

Stock-based compensation expense for discontinued operations for the year ended December 31, 2006 included $91,000 for the ESPP, $496,000 for restricted share rights, and $400,000 for stock appreciation rights.  Stock-based compensation expense for discontinued operations for the year ended December 31, 2005 included $129,000 for the ESPP, $15,000 for restricted share rights, and $146,000 for stock appreciation rights. Stock-based compensation expense for discontinued operations for the year ended December 31, 2004 included $197,000 for the ESPP,  $1.1 million for restricted share rights and $57,000 for stock appreciation rights.

For the years ended December 31, 2006, 2005 and 2004, $44,000, $37,000 and $0, respectively, of stock-based compensation was capitalized as a component of continuing operations software development costs. The total income tax benefit for continuing operations recognized for these plans was $1.0 million, $879,000 and $407,000, respectively, for the years ended December 31, 2006, 2005 and 2004.

At December 31, 2006, unrecognized compensation cost relating to non-vested stock awards totaled $8.9 million.  The cost of these non-vested awards is expected to be recognized over a weighted average remaining vesting period of 3 years.

Because the Company adopted SFAS 123 using the prospective method, it did not restate prior period results.  Pro forma disclosure of the Company’s net income using the fair value-based accounting model for awards granted prior to January 1, 2003 is shown below for the years ended December 31, 2005 and 2004 (in thousands, except per share data):

	Year Ended December 31, 2005	Year Ended December 31, 2004
Net income
As previously reported	$5,928	$19,360
Add back: Stock-based compensation expense, as reported, net of tax	1,706	2,349
Subtract: Stock-based compensation expense, pro forma net of tax	(1,754)	(2,486)
Pro forma net income	$5,880	$19,223
Net income per share, basic:
As reported	$0.27	$0.95
Pro forma	0.27	0.94
Net income per share, diluted:
As reported	$0.26	$0.88
Pro forma	0.26	0.87

The table below summarizes the awards granted and the respective fair values (in thousands, except share and per share data) of those awards for years ended December 31, 2006, 2005 and 2004.

	For the Year Ended December 31,
	2006	2005	2004
Deferred stock units granted to non-employee board members:
Shares underlying awards	2,000	—	—
Aggregate fair value of awards	$38	$—	$—
Weighted average grant date fair value	19.11	—	—

Stock appreciation rights granted to employees:
Shares underlying awards	235,000	1,170,000	1,110,000
Aggregate fair value of awards	$1,748	$6,139	$4,388
Weighted average grant date fair value	7.44	5.25	3.95

Restricted stock awards granted to employees:
Shares underlying awards	62,353	47,212	81,626
Aggregate fair value of awards	$1,091	$681	$1,185
Weighted average grant date fair value	17.50	14.43	14.51

Restricted share awards granted to non-employee contractors:
Shares underlying awards	4,525	—	—
Aggregate fair value of awards	$88	$—	$—
Weighted average grant date fair value	19.44	—	—

Employee stock purchase plan:
Shares underlying awards	53,005	103,464	42,673
Aggregate fair value of awards	$336	$461	$270
Weighted average grant date fair value	6.34	4.46	6.34

The Company estimated the fair value of employee stock purchase plan awards using the Black-Scholes option pricing model and estimated the fair value of stock appreciation rights using a Monte Carlo simulation for an Asian type award. The following assumptions were used:

	For the Year Ended December 31,
	2006	2005	2004
Stock appreciation rights granted to employees:
Expected lives outstanding	4.7 years	4.7 years	4.7 years
Expected volatility	59%	77%	77%
Risk-free interest rates	4.8%	4.3%	3.2%
Expected dividend yield	0%	0%	0%

Employee stock purchase plan
Expected lives outstanding	1 year	1 year	9 months
Expected volatility	38%	66%	68%
Risk-free interest rates	5.0%	3.3%	1.6%
Expected dividend yield	0%	0%	0%

The estimated fair values of these awards are being amortized over the applicable vesting period.

Employee Stock Options

The 1999 Stock Plan is the successor equity incentive program to the Company’s 1997 Stock Option Plan (the “1997 Plan”).  Prior to the third quarter of 2003, share awards under these programs were issued primarily in the form of stock options, which allow employees to purchase shares of common stock at a set price upon the completion of vesting requirements. All outstanding options under the 1997 Plan were incorporated into the 1999 Stock Plan upon its inception, and no further option grants will be made under the 1997 Plan. All information disclosed below includes options issued under the 1999 Stock Plan and the 1997 Plan (collectively, the “Plans”).

Options granted may be incentive or non-qualified options.  Options vest over various terms, with a maximum vesting period of five years, and expire after a maximum of ten years. At December 31, 2006, 6.8 million shares had been authorized for issuance under the Plans, of which 1.5 million shares remained available for grant.

The following table summarizes the employee stock option activity during the year ended December 31, 2006 (in thousands, except per share data).

		Weighted Average Exercise	Weighted Average Remaining Contractual Term	Aggregate
	Shares	Price	(years)	Intrinsic Value
Outstanding, December 31, 2005	1,007	$5.4
Granted	—	—
Forfeited or canceled	(1)	$5.73
Exercised	(140)	$3.85
Outstanding, December 31, 2006	866	$5.67	3.3	$13,549
Exercisable at December 31, 2006	854	$5.69	3.3	$13,362

The total intrinsic value of employee stock options exercised was $2.7 million, $2.4 million and $4.6 million, respectively, during the years ended December 31, 2006, 2005 and 2004. The total cash received from employees as a result of stock option exercises for the years ended December 31, 2006, 2005 and 2004 was approximately $564,000, $659,000 and $1.6 million, respectively. The excess tax benefit realized as a result of employee stock option exercises was $667,000, $400,000 and $1.9 million, respectively, for the years ended December 31, 2006, 2005 and 2004.

On February 1, 2005, 955,760 of 1,000,000 options held by BTIP were exercised at a price of $3.875 per share.  An additional 16,575 options were exercised on March 23, 2005 at the same exercise price. As a result of these exercises, the Company realized an excess tax benefit of $2.7 million in the year ended December 31, 2005.

Restricted Share Rights

Restricted share rights offer employees and consultants the opportunity to earn shares of the Company’s common stock over time. These rights generally vest over three to four years. The Company recognizes the issuance of the shares related to these stock-based compensation awards and the related compensation expense on a straight-line basis over the vesting period. In 2006, the Company granted a total of 4,525 restricted share rights to certain individuals who provide software development and other services in Sri Lanka under contract arrangements. In accordance with EITF 96-18, “ Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services ,” the stock-based compensation expense associated with these rights is based on the intrinsic value of the awards and will be remeasured at each reporting date through the vesting date. These rights vest over 34 months.

The following table summarizes the restricted stock award activity during the year ended December 31, 2006 (in thousands, except per share data).

	Shares	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2005	205	$17.66
Granted	69	$17.63
Forfeited or canceled	(25)	$16.76
Vested	(117)	$18.29
Outstanding, December 31, 2006	132	$17.58

The total fair value of restricted shares vested during the years ended December 31, 2006, 2005 and 2004 was $2.2 million, $911,000 and $418,000, respectively.

Stock Appreciation Rights

On September 13, 2004 and March 23, 2005, the Company granted stock appreciation rights to executives and selected other key employees.  On May 2, 2005, August 15, 2006 and September 25, 2006, the Company granted stock appreciation rights to certain executives and key employees in connection with promotions, and on May 8, 2006, the Company granted stock appreciation rights to a newly-hired executive.  The rights will be settled in stock.  Each grant is separated into five different levels of base prices.  The base price for the first level is 10% higher than the reference price approved by the Compensation Committee of the Board of Directors, which was the higher of (i) the closing stock price on September 10, 2004 and (ii) the average closing stock price over the period beginning on August 19, 2004 and ending on September 10, 2004, and the base price for each successive level is 10% higher than the previous level.  Except in the case of a change in control of the Company, as described below, a participant will receive a distribution with respect to the shares of common stock in each grant level only if the average closing price of our common stock for the last quarter in the five-year term beginning on the grant date exceeds the base price for such shares.  Each participant may elect to receive a distribution with respect to 10% of the rights he or she was granted after the third anniversary of the grant and with respect to an additional 10% after the fourth anniversary.  In the event of a change in control, participants will be entitled to receive a distribution with respect to a specified percentage of the shares granted (50% if the change in control had occurred on September 13, 2004, increasing by 1/36 each month to 100% if the change of control occurs on or after September 13, 2007), and will forfeit the right to receive a distribution with respect to the unvested portion of the shares. The number of shares of common stock issued following a change in control will be based on the difference between the base prices and the share price as of the date the change in control occurs. On March 23, 2005, the Company granted substantially the same recipients additional stock appreciation rights with respect to 1.1 million shares of common stock, and at various times in 2005 and 2006 the Company granted stock appreciation rights to executives in connection with new hires and promotions, Such grants have the same terms as the 2004 grants, including without limitation the same change in control vesting schedules, except that they have different base prices and new five-year performance periods.

The following table summarizes the stock appreciation rights activity during the year ended December 31, 2006 (in thousands, except per share data).

	Shares	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2005	1,966	$4.63
Granted	234	$7.44
Forfeited or canceled	(99)	$4.61
Vested
Outstanding, December 31, 2006	2,101	$4.95

Deferred Stock Units

On February 15, 2005, the Board of Directors approved the eCollege.com 2005 Outside Directors Compensation Plan (the “Directors Compensation Plan”), which provides for the payment of cash and stock-based compensation to non-employee directors of the Company. The Directors Compensation Plan provides that on the first business day in January of each year beginning in 2006 for Robert H. Mundheim and 2007 for the other incumbent non-employee directors, each non-employee director will receive a grant of 2,000 deferred stock units. Each deferred stock unit is equal to the value of one share of common stock of the Company and constitutes the right to a distribution of one share. Compensation expense is based on the intrinsic value of the award, recognized over the requisite service period and re-measured at each reporting date through the vesting date.  On January 3, 2006, Mr. Mundheim received a grant of 2,000 deferred stock units. Such units were fully vested on the date of grant, and Mr. Mundheim will receive his distribution on the date on which his service as a non-employee director terminates. Directors received an additional 8,000 deferred stock units in January 2007. Consistent with the requisite service period, compensation expense for these awards was recognized during 2007.

The following table summarizes the deferred stock unit award activity during the year ended December 31, 2006.

	Shares	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2005	—	—
Granted	2,000	$19.11
Forfeited or canceled	—	—
Vested	—	—
Outstanding, December 31, 2006	2,000	$19.11

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

The following table summarizes the ESPP activity during the year ended December 31, 2006 (in thousands, except per share data):

	Shares	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2005	103	$4.46
Granted	53	$6.34
Forfeited or canceled	—	—
Vested	(103)	$4.46
Outstanding, December 31, 2006	53	$6.34

Leases

We account for leases under the provisions of SFAS No. 13, “Accounting for Leases”, and subsequent amendments, which require that our leases be evaluated and classified as either operating leases or capital leases for financial reporting purposes. Minimum base rents for our operating leases, which generally have scheduled rent increases over the term of the lease, are recorded on a straight-line basis over the lease term. The initial lease term includes the period from when we are given access and control over the lease property, whether or not rent payments are due under the terms of the lease.  For leases with renewal periods at our option, we generally consider the lease term to consist of the initial lease term, as exercise of the renewal options as determined at lease inception is not considered to be reasonably assured. However, if failure to exercise a renewal option imposes an economic penalty of sufficient magnitude to us, then the renewal, at inception, is reasonably assured and will be included in the determination of the appropriate lease term.

In certain instances, we disburse cash for leasehold improvements, furnishings, fixtures and equipment to renovate leased premises. If costs are paid directly by the landlord or reimbursed to us by the landlord, we record a deferred rent liability and amortize the deferred rent liability over the lease term as a reduction to rent expense. In other instances, we may expend cash for landlord additions that we make to lease premises that are reimbursed to us by the landlord. Based on the specifics of the leased space and the lease agreement, during the renovation period, amounts paid will be recorded as prepaid rent and any landlord reimbursement will be recorded as an offset to prepaid rent.

Recognition and Reporting of Planned Datamark Disposition

In light of the Company’s decision to initiate a process for the sale of the Enrollment division, it was necessary for the Company to determine how Datamark’s results will be presented within the Consolidated Financial Statements and whether the assets of that business are recoverable. The following summarizes the significant accounting policies and judgments associated with a decision to dispose of a business.

A discontinued operation is a business component that meets several criteria. First, it must be possible to clearly distinguish the operations and cash flows of the component from other portions of the business. Second, the operations need to have been sold or classified as held for sale. Finally, after the disposal, the cash flows of the component must be eliminated from continuing operations and the corporation may not have any significant continuing involvement in the business. Significant judgments are involved in determining whether a business component meets the criteria for discontinued operations reporting and the period in which these criteria are met.

If a business component is reported as a discontinued operation, the results of operations through the date of sale are presented on a separate line of the statement of operations. Any gain or loss recognized upon the disposition of a discontinued operation is also reported on a separate line of the statement of operations. Prior to disposition, the assets and liabilities of discontinued operations are aggregated and reported on separate lines of the balance sheet.

In order for a business to be held for sale, several criteria must be achieved. These criteria include, among others, an active program to market the business and locate a buyer, as well as the probable disposition of the business within one year. Upon being classified as held for sale, the recoverability of the carrying value of a business must be assessed. Evaluating the recoverability of the assets of a business classified as held for sale follows a defined order in which property and intangible assets subject to amortization are considered only after the recoverability of goodwill, intangible assets not subject to amortization and other assets are assessed. After the valuation process is completed, the held for sale business is reported at the lower of its carrying value or fair value less cost to sell.

Income Taxes

The current provision for income taxes represents actual or estimated amounts payable on tax return filings each year. Deferred tax assets and liabilities are recorded for the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying balance sheets, and for operating loss and tax credit carryforwards. The change in deferred tax assets and liabilities for the period measures the deferred tax provision or benefit for the period. Effects of changes in enacted tax laws on deferred tax assets and liabilities are reflected as adjustments to the tax provision or benefit in the period of enactment. The Company’s deferred tax assets have been reduced by a valuation allowance to the extent that management has concluded that realization of the assets is not more likely than not at each balance sheet date (see Note 8).  A windfall tax benefit occurs when the actual tax benefit realized by the Company upon an employee’s disposition of an equity based award exceeds the deferred tax asset, if any, associated with the award that we had previously recorded.  When assessing whether a tax benefit relating to share-based compensation has been realized, we follow the tax law ordering method, under which current year share-based compensation deductions are assumed to be utilized before net operating loss carryforwards and other tax attributes.

Net Income Per Share

Basic net income per share is computed by dividing net income for the period by the weighted average number of common shares outstanding for the period.  Diluted net income per share is computed by (i) adjusting net income for the effects, if any, of assuming the conversion of certain convertible securities, and (ii) adjusting the weighted average number of shares outstanding for the effects, if any, of common shares issuable upon the conversion or exercise of certain securities such as warrants and options for common stock outstanding during the period, if the effect of such adjustments is dilutive.  Certain options, warrants and other common stock equivalents were dilutive as of December 31, 2006, 2005 and 2004 and, using the treasury stock method, resulted in an additional 0.8 million, 0.7 million and 1.6 million weighted-average common shares outstanding for the computation of diluted net income per share for the years ended December 31, 2006, 2005 and 2004, respectively.

The following table provides a reconciliation of net income per share, basic and diluted, for the years indicated.

	Year Ended December 31,
	2006	2005	2004
	(In thousands,
	except per share amounts)

Income from continuing operations before discontinued operations and accounting change	$8,007	$4,058	$19,345
(Loss) income from discontinued operations	(10,293)	1,870	15
Net (loss) income before accounting change	$(2,286)	$5,928	$19,360
Cumulative effect of accounting change	28	—	—
Net (loss) income	$(2,258)	$5,928	$19,360

Weighted average number of basic shares outstanding	22,174	21,729	20,358
Dilutive effect of:
Stock options related to the purchase of common stock	528	602	1,546
Restricted stock units	65	63	15
Stock appreciation rights	170	3	—
Employee stock purchase plan	16	8	15
Warrants related to the purchase of common stock	61	—	62
Deferred stock units	2	—	—
Diluted shares outstanding	23,016	22,405	21,996

Income from continuing operations per share
-Basic	$0.36	$0.19	$0.95
-Diluted	$0.35	$0.18	$0.88

(Loss) income from discontinued operations per share
-Basic	$(0.46)	$0.09	$0.00
-Diluted	$(0.45)	$0.08	$0.00

Cumulative effect of accounting change
-Basic	$0.00	$0.00	$0.00
-Diluted	$0.00	$0.00	$0.00

Net (loss) income per share
-Basic	$(0.10)	$0.27	$0.95
-Diluted	$(0.10)	$0.26	$0.88

The table below summarizes common stock equivalents for 2006, 2005 and 2004 which would have been included except for their anti-dilutive effect (in thousands):

	December 31,
	2006	2005	2004
Stock options	—	1	2
Employee stock purchase plan	7	10	10
Warrants	—	—	—
Stock appreciation rights	78	448	224
Restricted share rights and common stock	—	87	52
Total	85	546	288

Comprehensive Income

Comprehensive income includes all changes in stockholders’ equity from non-owner sources. Comprehensive income was the same as net income for the years ended December 31, 2006, 2005 and 2004.

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

Recent Accounting Pronouncements

In July 2006, the FASB issued FIN 48, which clarifies the accounting for uncertain tax positions. This Interpretation provides that the tax effects from an uncertain tax position will be recognized in the Company’s financial statements only if the position is more likely than not to be sustained on audit, based on its technical merits.  The provisions of FIN 48 were effective for eCollege as of January 1, 2007. The Company is currently evaluating the impact on our consolidated financial statements of adopting FIN 48.

In September 2006, the SEC issued SAB 108 which provides guidance on how the effects of carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement.  This interpretation was first effective for our year ending December 31, 2006.  The adoption of this interpretation did not have an impact on our financial position or results of operations.

In September 2006, the FASB issued SFAS 157, which defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently assessing the impact that SFAS 157 will have on our results of operations and financial position.

In June 2006, the EITF ratified the consensus on EITF Issue 06-03.  EITF 06-03 concluded that the presentation of taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer, such as sales, use, value added and certain excise taxes, is an accounting policy decision that should be disclosed in a company’s financial statements. In addition, companies that record such taxes on a gross basis should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. EITF 06-03 is effective for interim and annual reporting periods beginning after December 15, 2006. The Company is currently evaluating the impact of adopting EITF 06-03 on our Consolidated Financial Statements.

In February 2007, the FASB issued SFAS No. 159, which expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value.  Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt.  Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services.  If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, e.g., debt issuance costs.  The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value.  At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings.  Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  The Company currently is determining whether fair value accounting is appropriate for any of its eligible items and cannot estimate the impact, if any, which SFAS 159 will have on its consolidated results of operations and financial condition.

(3) Discontinued Operation

In the fall of 2006, the Company undertook an in-depth strategic analysis of the Enrollment division’s business and prospects and determined that although the prospects for the business remain positive, its projected growth rates were not consistent with the Company’s strategic plans.  In October 2006, the Company’s Board of Directors determined that the Company should initiate a process for the sale of the Enrollment division, and the Company engaged Evercore Group L.L.C to assist in marketing Datamark to prospective purchasers.  The marketing process continues as of the filing date of this Annual Report on Form 10-K. As a result of the Board’s decision, the Company evaluated the future reporting of the Enrollment division business within the Company’s financial statements to determine whether the net assets of that business were recoverable.

Based upon its review of applicable accounting policies, the Company believes that the operations of the Enrollment division should be reported as discontinued operations.  See Note 2 as well as a discussion of other accounting policies that impact discontinued operations for a discussion of the significant accounting policies and judgments involved in this determination. Results of operations from discontinued businesses are reported in the Company’s Consolidated Statements of Operations, net of taxes, in income (loss) from discontinued operations.  The assets and liabilities of discontinued operations are separately reported in the Company’s Consolidated Balance Sheets.  The Consolidated Statements of Operations for the years ended December 31, 2005 and 2004 have been reclassified to present Datamark as a discontinued operation.  Assets and liabilities (current and long-term) for Datamark have been reclassified as held for sale on the Consolidated Balance Sheet dated December 31, 2005.

In the fourth quarter of 2006, the Company completed an analysis to assess the recoverability of the carrying value of the Datamark business.  This analysis determined a decline in the estimated fair value of Datamark’s intangible assets reflecting the negative impact of several contributing factors, which reduced the forecasted cash flows and growth rates used to originally estimate fair value.  Based upon an analysis performed in accordance with SFAS 142 and SFAS 144, the Company recorded $9.7 million in non-cash impairment charges to discontinued operations during the fourth quarter of 2006.  These pre-tax charges had the balance sheet-effect of reducing assets held for sale: goodwill by $9.3 million and trademark by $420,000.  On an after-tax basis, these impairment charges amounted to $8.9 million, with corresponding reductions to assets held for sale: goodwill and trademark by $8.6 million and $260,000 respectively.

Results of Discontinued Operations

Summary results of operations for the Enrollment division, which are reflected as discontinued operations in our Consolidated Statements of Operations for the years ended December 31, 2006, 2005, and 2004, are as follows:

	For the Year Ended December 31,
Enrollment Division	2006	2005	2004
	(In thousands)
Revenue	$64,384	$61,408	$54,485
Operating income (loss)	(6,974)	6,827	4,761
Interest income (expense) - net	(4,717)	(3,554)	(7,339)
Income (loss) before income tax	(11,691)	3,273	(2,578)
Income tax expense (benefit)	(1,398)	(1,403)	(2,593)
Total net income (loss) from discontinued operations	$(10,293)	$1,870	$15

The Company has suspended further depreciation and amortization of assets that have been reclassified as held for sale and relate to discontinued operations.  This suspension resulted in a reduction of depreciation and amortization expense of approximately $600,000 and is reflected in the operating results of discontinued operations for the year ended December 31, 2006.

The Company records stock-based compensation expense in connection with the grant of stock options, stock awards under our ESPP, stock appreciation rights, deferred stock units and restricted share rights to employees, officers, and directors in accordance with SFAS 123(R), which we adopted January 1, 2006, and previously, in accordance with SFAS 123, adopted January 1, 2003.  The deferred charges are amortized over the relevant vesting periods of such awards, which range from one to five years. The discontinued operations included recording of $1.0 million, $290,000 and $1.4 million of stock-based compensation in the years ended December 31, 2006, 2005 and 2004, respectively.

We allocate interest to discontinued operations in accordance with EITF Issue No. 87-24 “Allocation of Interest to Discontinued Operations.”

Assets and Liabilities of Discontinued Operations

Assets and liabilities classified as discontinued operations held for sale on our consolidated balance sheets as of December 31, 2006 and 2005 include the following:

	December 31,
	2006	2005
	(In thousands)
Assets:
Cash and cash equivalents	$8,741	$13,410
Receivables	10,186	10,405
Deferred income tax assets	697	665
Other current assets	933	673
Total current assets	$20,557	$25,153
Property and equipment, net	3,644	2,667
Software development costs, net	167	873
Goodwill	45,134	54,745
Intangible assets, net	6,953	8,745
Other assets	125	853
Total assets	$76,580	$93,036

Liabilities:
Accounts payable	$7,447	$7,514
Customer advances	1,298	1,273
Other current liabilities	2,940	2,767
Total current liabilities	$11,685	$11,554
Long-term debt, net of current portion	930	20,023
Deferred income tax liabilities	3,652	5,936
Other long-term liabilities	40	—
Total liabilities	$16,307	$37,513

Debt

A majority of the Company’s debt and related financing transactions are directly associated with the Datamark business and have been classified in discontinued operations on our Consolidated Statements of Operations and as liabilities of discontinued operations held for sale on our Consolidated Balance Sheets.  Specifics of this debt and related financing transactions are discussed below.

Long-Term Debt

Term Loan

The Company obtained the $3.0 million Term Loan from a bank in October 2003 and repaid it in full in March 2005. The Term

Loan, which bore interest at the rate of 7% per annum, had a three-year term and was used to refinance a previous term loan and the outstanding debt on an equipment lease facility.  The Company incurred approximately $56,000 in debt issuance costs in connection with the Term Loan. These debt issuance costs were deferred and amortized as interest expense over the term of the loan, with the remaining balance written-off to interest expense upon loan repayment.

Operating Leases

Discontinued operations include operating lease obligations with aggregate future minimum lease commitments as follows: $1,052,000 in 2007, $1,031,000 in 2008, $1,006,000 in 2009, $929,000 in 2010, $702,000 in 2011 and $381,000 thereafter.

Capital Lease

In June 2006, Datamark acquired a printing press costing $437,000 under a capital lease carrying an imputed interest rate of 7.5% and payable in 60 monthly installments.  The accumulated depreciation on the lease at December 31, 2006 was $51,000.  At December 31, 2006, the lease had the following scheduled repayments (in thousands):

Year ending December 31,
2007	$105
2008	105
2009	105
2010	105
2011	44
Total	464
Less: Interest included in above payments	70
Lease obligation at December 31, 2006	$394

Subordinated Notes

In connection with the Company’s acquisition of Datamark in October 2003, the Company issued $20.0 million in Senior Subordinated Notes. The Senior Subordinated Notes had principal payments due in $5.0 million quarterly increments beginning on December 31, 2007, with interest payments due quarterly beginning on December 31, 2003, at a rate of 12.5% per annum.

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

On October 31, 2006, the Company prepaid the $20.0 million outstanding principal balance of the Senior Subordinated Notes together with $215,000 of accrued interest. The prepayment resulted in a one time interest charge of $1.9 million in the fourth quarter of 2006, which includes $1.5 million related to unamortized discount attributable to the warrants issued to the lender and $400,000 related to unamortized debt issuance costs previously recorded as discount on the debt.

Also in connection with the acquisition of Datamark in October 2003, the Company issued Seller Notes totaling $12.0 million.  The Seller Notes, with interest and principal due in 2008, were comprised of a series of notes issued to the selling stockholders, aggregating to $7.0 million (face amount) and bearing simple interest at a rate of 10.0% per annum, and another series of notes, aggregating to $5.0 million (face amount) and bearing interest at a rate of 10.0%, compounded annually. All of the simple interest notes, as well as $3.0 million (face amount) of the annually compounding notes, were repaid in 2004.  The Company recorded $8.9 million for the Seller Notes at the time of their issuance based upon their estimated fair value, resulting in a discount in the original amount of $3.1 million, which is being amortized over the term of the debt using the interest method.  The effective interest rate on these notes, including the amortization of the recorded discount, is 14.9%.  The fair value of the Seller Notes was determined by an independent third party who considered, among other factors, the effective interest rate of the Senior Subordinated Notes, and other comparable debt securities. Due to the discounts on the Senior Subordinated Notes and Seller Notes, any payment of these debt obligations prior to their maturity results in additional interest expense due to the realization of the unamortized portions of the costs and discounts recorded. The early repayment of $7.5 million carrying value ($10.0 million face value) of Seller Notes during the fourth quarter of 2004 resulted in an additional $2.5 million interest charge, and the early repayment of $1.9 million carrying value ($1.5 million face value) of Seller Notes during the second quarter of 2006 resulted in an additional $226,000 interest charge.

The carrying value of the Seller Notes was $614,000 at December 31, 2006, with an unamortized discount of $63,000 and accrued interest payable of $177,000, and $2.1 million at December 31, 2005, with an unamortized discount of $343,000 and accrued interest payable of $460,000.

The following is a summary of the Company’s long-term debt and capital lease obligations relating to discontinued operations as of December 31, 2006 and 2005, respectively (in thousands):

	December 31, 2006	December 31, 2005
Seller note, 10% face interest rate, 14.9% effective interest rate, interest and principal due October 31, 2008, face amounts of $.5 and $2.0 million	$614	$2,117
Senior subordinated notes, 12.5% face interest rate, 19.7% effective interest rate, $5.0 million quarterly payments starting December 2007, due October 31, 2008, principal of $20.0 million	—	17,906
Capital lease obligations	394	—
Total	1,008	20,023
Less current portion	(78)	—
Long-term portion	$930	$20,023

The following is a schedule by year of future principal debt payments, as of December 31, 2006. Amounts represent the contractual cash payments of our debt and exclude the debt discounts discussed above (in thousands):

Year ending December 31,	Seller Notes	Capital Lease	Total
2007	$—	$78	$78
2008	500	84	584
2009	—	91	91
2010	—	98	98
2011	—	43	43

Total principal	$500	$394	$894

(4)   Debt

A majority of the Company’s debt and related financing transactions are directly associated with the Datamark business and have been classified within the results of discontinued operations in the Consolidated Financial Statements. See Note 3 for detailed information concerning these transactions.

Revolving Line of Credit

In October 2005, the Company restructured its bank credit facility and obtained a $15.0 million line of credit (the “Revolver”) that matures on October 31, 2007. The Revolver replaced a $10.0 million revolving line of credit which was obtained in October 2003.   The interest rate on the Revolver is equal to the bank’s prime rate, which was 8.25% at December 31, 2006. The Revolver contains certain financial covenants, including requirements that the Company maintain a specified minimum ratio of quick assets to current liabilities and a specified minimum level of Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”). The Revolver is secured by all of the Company’s assets.  The Company was in compliance with all financial covenants as of December 31, 2006 and 2005. The Company had no borrowings under the Revolver at December 31, 2006.

The Company anticipates that borrowings under the Revolver in 2007, if any, will be for short-term working capital needs and expects to be able to extend or refinance the Revolver on acceptable terms at maturity should it wish to do so.

The Company maintains two letters of credit with the bank in the amounts of $300,000 and $62,000 as described below under “Long-Term Debt - Letters of Credit.”  These letters of credit effectively reduce the borrowing ability under the Revolver by $362,000.

Long-Term Debt

Letters of Credit

The Company maintains two letters of credit with the provider of the Revolver in the amounts of $300,000 and $62,000 under which the vendor of the Company’s back-up computer systems and the landlord of the Company’s Denver facilities are the respective beneficiaries.

In addition, the Company maintains a letter of credit in the amount of $250,000 with Colorado Business Bank under which Silicon Valley Bank is the beneficiary. The letter of credit is secured by a certificate of deposit in the amount of $258,000 as of

December 31, 2006. The letter of credit will automatically renew for one year on May 5, 2007 and on each May 5 thereafter unless the Company provides notice of its desire not to renew.

Capital Lease Obligations

The Company has acquired certain computer hardware and software under two capital leases provided by the vendors.  The principal terms of the leases are as follows (in thousands):

Lease Date	Term	Imputed Interest Rate	Balance Outstanding at December 31, 2006
April 2005	3 years	7.5%	$250
February 2006	3 years	5.3%	$390
Total			$640

The following is a summary of the Company’s long-term capital lease obligations for continuing operations as of December 31, 2006 and 2005, respectively (in thousands):

	December 31, 2006	December 31, 2005
Capital lease obligations	$640	$570
Less current portion	360	320
Long-term portion	$280	$250

The following is a schedule by year of future capital lease payments, as of December 31, 2006 (in thousands):

Year ending December 31,	Capital Lease
2007	$389
2008	257
2009	31
Total payments	$677
Less: Interest included in the above	(37)
Capital lease obligation at December 31, 2006	$640

Capital lease obligations for continuing operations at December 31, 2006 and 2005 included assets with original cost of $1,058,000 and $890,000, respectively. The combined accumulated depreciation for such leases totaled $470,000 and $394,000, respectively, at December 31, 2006 and 2005.

(5)    Commitments and Contingencies

Operating Lease Obligations

The Company leases office space and equipment under various non-cancelable operating leases. At December 31, 2006 the aggregate future minimum lease commitments for continuing operations were as follows (in thousands):

Year ending December 31,
2007	$1,331
2008	1,431
2009	1,475
2010	1,062
TOTAL	$5,299

Rent expense for the years ended December 31, 2006, 2005 and 2004 was $1.0 million, $1.0 million and $1.1 million, respectively.  In connection with the lease on the Company’s Denver office facility, the Company has recognized $151,000 in deferred rent liability as of December 31, 2006, as the amount of the monthly cash rental payments increases over the lease term.

Offshore Development Commitment

In January 2004, the Company entered into a contract with a third party to establish an offshore development facility in Sri

Lanka.  The contract currently expires in April 2007 with one or more extensions, at the Company’s election, through January 2008. Minimum future commitments under this contract were $763,000 at December 31, 2006.  If the Company terminates the agreement prior to April 2007, it will be required to pay a termination penalty equal to six months expense at the then current minimum staffing level.

Employee Benefit Plan

The Company has a defined contribution plan under Section 401(k) of the Internal Revenue Code. Eligible employees are permitted to contribute a percentage of their annual compensation up to the maximum allowed by IRS regulations. In addition, the Company may make discretionary and/or matching contributions on behalf of participating employees. No such contributions were made under this plan in 2005 or 2004. With the acquisition of Datamark, the Company continued to use Datamark’s 401(k) plan for the Enrollment division through 2005. Datamark’s 401(k) plan featured a discretionary matching provision in which the Board determined matching levels yearly.  During 2005 and 2004, the Company made discretionary matching contributions to the Datamark plan of $27,875 and $37,954.

Effective January 1, 2006, the Datamark plan was merged into the Company plan with the Company plan surviving.  The Company instituted a match, effective January 1, 2006, in an amount equal to ten percent of participant contributions up to a maximum six percent of salary.  During 2006, the Company made matching contributions to the Company plan of $93,000 of which $33,000 related to discontinued operations.

Legal Matters

In July 2005, the Company received a letter from counsel to Arthur Benjamin, who was Datamark’s chief executive officer until April 2005. The letter alleged unspecified breaches by eCollege and/or Datamark of Mr. Benjamin’s employment agreement and related agreements, including without limitation Mr. Benjamin’s stock appreciation rights agreement, and demanded that the Company submit such disputes to binding arbitration as required by the employment agreement. The Company agreed to arbitrate the dispute. In December 2005, Mr. Benjamin filed suit against eCollege and Datamark in the United States District Court, District of Utah, alleging, among other things, that Mr. Benjamin terminated his employment for “good reason,” and that eCollege and Datamark breached Mr. Benjamin’s employment and stock appreciation rights agreements by failing to pay him severance and accelerate the vesting of stock appreciation rights and restricted stock. Using an assumed common stock price of up to $150 per share, Mr. Benjamin seeks compensatory damages of up to $38 million and punitive damages of up to $380 million.

In December 2005, the Company filed a motion to dismiss the federal lawsuit or in the alternative stay the litigation pending arbitration as required by Mr. Benjamin’s employment agreement and to compel arbitration. In April 2006, the court issued an order granting the Company’s motions to stay the litigation and compel arbitration. The parties have agreed upon a panel of three arbitrators and the arbitration hearing is scheduled for September 2007.

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

To date, no jurisdiction has audited or indicated any intention of auditing Datamark’s sales and use tax compliance. However, in an effort to mitigate its potential liability, the Company approached certain states (in which Datamark faces the most significant risk of liability) pursuant to voluntary disclosure arrangements (“VDAs”). VDAs permit taxpayers, in many situations, to resolve outstanding tax obligations for less than the full amount of the potential exposure, and at a minimum enable taxpayers to avoid penalties. In addition, Datamark will likely register with the Streamlined Sales Tax Project (“SSTP”), which provides amnesty for past tax obligations in member states in exchange for the registrant’s agreement to collect and remit taxes for three years going forward.

While the Company cannot predict with certainty either Datamark’s potential exposure for prior tax periods or the outcome of the actions it has undertaken in mitigation of the potential liability as described in the preceding paragraph, it has estimated its exposure to sales and use tax liability and related interest and penalties, if any, in all jurisdictions at issue to be within a range of $773,000 to $1,697,000. Of this exposure, an estimated range of $176,000 to $401,000 relates to periods that precede eCollege’s acquisition and should be borne by selling stockholders; the remaining range of $597,000 to $1,296,000 relates to periods between the acquisition date and the dates on which VDAs were filed.  As of December 31, 2006, the Company had a reserve of $691,000 (net of $115,000 of payments made prior to December 31, 2006) associated with sales and use tax liability for prior tax periods, as well as an offsetting receivable of $176,000 from Datamark’s former stockholders to reflect that portion of the estimated liability that relates to periods preceding the Datamark acquisition. The reserve and offsetting receivable are included in the assets of discontinued operations on the Consolidated Balance Sheet. The Company believes that the reserve and the receivable are reasonable; however, we will evaluate Datamark’s sales and use tax liability associated with the prior periods on a periodic basis and may adjust our reserve and receivable estimates in future periods based on the outcome of our mitigation efforts. Datamark is also recording sales tax liabilities as required for periods subsequent to the periods covered by the VDAs. Datamark has begun to collect sales tax from its customers as required by the three states in which VDAs are completed, and following the completion of the VDA process and the SSTP registration in various other states, Datamark intends to collect and remit taxes from its customers in those states as well. The Company does not believe that Datamark will incur material liability for sales and use taxes going forward.

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

(6)    Other Related Party Transactions

During the years ended December 31, 2005 and 2004, Datamark received payments of $1,344,516 and $454,823, respectively, for services provided to a customer for whom the then-Chief Executive Officer of the Enrollment Division served on the Board of Directors.

In conjunction with the Datamark acquisition, the Company entered into a five year consulting agreement beginning January 1, 2004 with Leeds Equity Advisors Inc., of which Jonathan Newcomb, a former director, was a principal. Under the terms of the consulting agreement, in 2006, 2005 and 2004 the Company paid Leeds Equity Advisors, Inc. the sum of $200,000 plus expenses incurred by Mr. Newcomb during his term as a director. The agreement continues for two additional years at $200,000 per year plus expenses, if any.

On February 1, 2005, 955,760 of 1.0 million options held by BTIP, an investment fund affiliated with the Company’s Chief Executive Officer, were exercised at a price of $3.875 per share. An additional 16,575 options were exercised on March 23, 2005 at the same price per share.

As of December 31, 2006, 2005 and 2004, approximately $19,000, $76,000 and $473,000, respectively, of the outstanding principal amount of the Seller Notes was held by executive officers of the Company.

(7)    Stockholders’ Equity

Warrants

In connection with the Senior Subordinated Notes issued in 2003, the Company issued warrants to the lender to purchase 200,000 shares of common stock at a price of $13.00 per share.  However, if at the time of exercise of all or any portion of the warrants, the trading price of the Company’s common stock is less than $13.00 per share for the thirty trading days immediately preceding the date of such exercise, then the exercise price shall be automatically adjusted such that the exercise price will be equal to $10.00 per share with respect to such exercise.  The warrants were immediately exercisable at the grant date and expire October 31, 2008. The value of the warrants at the date of issuance was $3.3 million, which resulted in a discount on the Senior Subordinated Notes that was being amortized as interest expense over the five-year term of the Senior Subordinated Notes and was written off as interest expense in October 2006 upon the prepayment of the Senior Subordinated Notes.  See Note 3.

(8)            Income Taxes

Components of the income tax provision applicable to federal and state income taxes for continuing operations are as follows (in thousands):

	Year Ended December 31,
	2006	2005	2004
Current income tax expense (benefit):
Federal	$249	$—	$60
State
Total current	249	—	60

Deferred income tax expense (benefit):
Federal	4,773	2,472	1,704
State	68	213	152
Total deferred	4,841	2,685	1,856

Total gross tax expense	5,090	2,685	1,916
Valuation allowance	(588)	4	(17,820)
Net income tax expense (benefit)	$4,502	$2,689	$(15,904)

The difference between the statutory federal income tax rate and the Company’s effective income tax rate for continuing operations is summarized as follows (in thousands):

	Year Ended December 31,
	2006	2005	2004
Federal income tax rate	35.0%	35.0%	35.0%
Increase (decrease) as a result of—
State income taxes net of federal benefit	3.1%	3.2%	4.4%
Stock based compensation	0.2%	1.2%	16.0%
Other	2.4%	0.4%	0.3%
Change in valuation allowance	(4.7)%	0.1%	(518.0)%
Effective income tax rate	36.0%	39.9%	(462.3)%

Deferred tax assets and liabilities for continuing operations result from the following (in thousands):

	December 31,
	2006	2005
Deferred tax assets—
Current:
Accrued liabilities and other	$439	$483
Deferred revenue	1,306	937
Other	82	61
	1,827	1,481
Non-current:
Stock-based compensation	895	421
Other	327	152
Net operating loss carryforward	19,980	25,279
Total deferred tax assets	23,029	27,333
Valuation allowance	(8)	(596)
Deferred tax assets, net of valuation allowance	23,021	26,737

Deferred tax liabilities—
Current:
Non-current:
Depreciation on property and equipment	(753)	(515)
Total deferred tax liabilities	(753)	(515)

Net deferred tax assets and liabilities	$22,268	$26,222

Through 2002, the Company generated losses for both financial reporting and tax purposes. As a result, for income tax reporting purposes, the Company may use approximately $46 million of net operating loss carryforwards, which begin to expire in 2019 and are available as late as 2023. The Tax Reform Act of 1986 contains provisions which may limit the net operating loss carryforwards available to be used in any given year if certain events occur, including significant changes in ownership interests.

The following table details the timing of the expiration of net operating loss carryforwards for continuing operations:

Year of expiration	Net operating loss carryforwards
Prior to 2019	$—
2019	5,877
2020	25,612
2021	12,266
2022	1,536
2023	482
$45,773

Prior to the fourth quarter of 2004, the Company had fully provided a valuation allowance for the potential benefits of the aforementioned net operating loss carryforwards in excess of deferred tax liabilities as management believed it was more likely than not that the benefits would not be realized. During the fourth quarter of 2004, the Company reversed $21.3 million of the valuation allowance related to the net operating loss carryforwards and other temporary items as management believes it is now more likely than not that the Company will be able to use the benefit to reduce future tax liabilities. This conclusion was based on the Company’s demonstrated profitability in 2003 and 2004 and expected future profitability. The 2004 reversal resulted in recognition of an income tax benefit of $18.5 million in 2004 and an increase in the deferred tax asset on the Consolidated Balance Sheet.  The income tax benefit to continuing operations was $15.9 million and the benefit to discontinued operations was $2.6 million. The reversal also resulted in an increase of $1.9 million to additional paid in capital associated with tax benefits from stock-based compensation and an increase of $907,000 of goodwill associated with certain tax benefits related to the Datamark acquisition. The goodwill adjustment has been recorded as a component of assets held for sale.  Approximately $591,000 in valuation reserves associated with state net operating loss carryforwards were not reversed as the Company determined that it was more likely than not that the benefits will not be realized.  This conclusion was primarily based on the shorter expiration period of these net operating losses. In the second quarter of 2006, approximately $587,000 of the state valuation reserves were reversed as management has concluded that these net operating loss carryforwards are more likely than not to be realized based upon expected future profitability.  The 2006 reversal resulted in recognition of an income tax benefit of $587,000.

In 2006, the Company recognized a $714,000 increase to additional paid in capital related to tax benefits associated with stock-based compensation.  The Company recorded a $338,000 reduction to goodwill during 2006 associated with tax benefits related to the Datamark acquisition.  The goodwill reduction and related tax effect are reflected in assets held for sale at December 31, 2006.  In 2005, the Company recorded a $3.1 million increase to additional paid in capital related to tax benefits associated with stock based compensation, including $2.7 million related to the exercise of 972,335 options held by BTIP.

In 2006, the Company recorded $4.5 million of income tax expense for continuing operations, and we expect to continue to record income tax expense related to our pretax income in future years.

(9)    Valuation and Qualifying Accounts

	Balance at beginning of period	Additions	Deductions	Balance at end of period
Year ended December 31, 2006
Allowance for doubtful accounts	$86	$43	$(80)	$49
Allowance for deferred income taxes	596	—	(588)	8

Year ended December 31, 2005
Allowance for doubtful accounts	$90	$27	$(31)	$86
Allowance for deferred income taxes	591	5	—	596

Year ended December 31, 2004
Allowance for doubtful accounts	$165	$—	$(75)	$90
Allowance for deferred income taxes	21,922		(21,331)	591

(10)   Selected Quarterly Information (Unaudited)

The following summarizes selected quarterly information with respect to the Company’s operations for the last eight fiscal quarters.  For purposes of this presentation, the cumulative effect of accounting changes amounting to $28,000 of income during the first quarter of 2006 is included in income from continuing operations.  Information is presented in thousands except per share data.

	2006 Quarter Ended (unaudited)				2005 Quarter Ended (unaudited)
	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31
Total revenue	$13,851	$13,040	$13,165	$12,029	$11,031	$10,412	$10,011	$10,006
Gross profit	10,034	9,124	9,321	8,866	7,761	7,180	6,885	7,335
Income from continuing operations	2,445	1,905	2,407	1,278	1,251	889	1,163	755
(Loss) income from discontinued operations	(9,023)	(232)	(838)	(200)	751	877	397	(155)
Net income	(6,578)	1,673	1,569	1,078	2,002	1,766	1,560	600

Basic income per share:
Income from continuing operations	0.11	0.09	0.11	0.06	0.06	0.04	0.05	0.04
Income from discontinued operations	(0.40)	(0.01)	(0.04)	(0.01)	0.03	0.04	0.02	(0.01)
Net income	$(0.29)	$0.08	$0.07	$0.05	$0.09	$0.08	$0.07	$0.03

Diluted income per share:
Income from continuing operations	0.11	0.08	0.10	0.06	0.05	0.04	0.05	0.03
(Loss) income from discontinued operations	(0.39)	(0.01)	(0.04)	(0.01)	0.03	0.04	0.02	(0.01)
Net income	(0.28)	$0.07	$0.07	$0.05	$0.08	$0.08	$0.07	$0.03

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Company maintains a Disclosure Committee comprised of the Chief Executive Officer, President and Chief Operating Officer, Chief Financial Officer, General Counsel, Chief Executive Officer of Datamark, Chief Operating Officer of Datamark, President of the eLearning division, Chief Technology Officer and Director of Corporate Accounting. The Company is required to maintain disclosure controls and procedures (as such is defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2006, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

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

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, using the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon such assessment, management has concluded that, as of December 31, 2006, the Company’s internal control over financial reporting was effective based on the COSO criteria.

Grant Thornton LLP, the independent registered public accounting firm that also audited the Company’s consolidated financial statements, has issued an audit report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, which is filed herewith.

(c) Changes in Internal Control over Financial Reporting

During the fourth quarter of 2006 the Company took certain actions to remediate deficiencies in internal controls related to the Company’s accounting for income taxes. Such actions included expanding resources provided and work performed by the Company’s external tax advisors, engaging an outside consultant to review the Company’s internal tax processes and controls and revising procedures to include quarterly review of potential tax issues with outside tax advisors and the creation of additional schedules for use in analyzing tax accounts. Apart from such remediation, there were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2006 which have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III.

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The directors and executive officers of eCollege as of March 14, 2007 are as follows:

Name	Age	Position

Directors and Executive Officers
Oakleigh Thorne	49	Chief Executive Officer and Chairman of the Board
Douglas H. Kelsall	53	President, Chief Operating Officer and Director
Reid E. Simpson	50	Chief Financial Officer
Marguerite M. Elias	52	Senior Vice President, General Counsel and Secretary
Robert S. Haimes	46	Senior Vice President
James V. Allen	40	Chief Technology Officer
Thomas L. Dearden	50	Chief Executive Officer of Enrollment Division
Matthew T. Schnittman	35	President of eLearning Division
Donald L. Bailey	57	Chief Operating Officer of Enrollment Division
Jack W. Blumenstein(1)	63	Director
Christopher E. Girgenti(2)(3)	43	Director
Jeri L. Korshak(2)(3)	52	Director
Robert H. Mundheim(1) 2)(3)	74	Director

(1)  Member of the Nominating Committee.

(2)  Member of the Audit Committee.

(3)  Member of the Compensation Committee.

Oakleigh Thorne has served as our Chief Executive Officer since May 30, 2000 and as a member of our Board of Directors since February 1998. Mr. Thorne has been the co-President of Blumenstein/Thorne Information Partners, L.L.C. since October 1996, and is a co-founder of this private equity investment firm. From September 1986 to August 1996, Mr. Thorne served in various management positions, including most recently as President and Chief Executive Officer, of CCH Incorporated, a leading provider of tax and business law information, software, and services. Mr. Thorne is a director of ShopperTrak, Inc. and AirCell, Inc. Mr. Thorne is also a member of various charitable boards, including the Art Institute of Chicago and the Lake Forest Open Lands Association.

Douglas H. Kelsall has served as the Company’s President and Chief Operating Officer since November 2003 and as a member of the Board of Directors since August 2002. Mr. Kelsall served as our Executive Vice President from November 2000 to November 2003, as Chief Financial Officer and Treasurer from September 1999 to May 2004 and as Secretary from November 2000 to July 2004. From July 1997 to August 1999, Mr. Kelsall served as Chief Financial Officer of TAVA Technologies, Inc.; from December 1995 to June 1997, he served as Chief Financial Officer of Evolving Systems, Inc.; and from June 1993 to December 1995, he served as President of Caribou Capital Corporation. Prior to that time, Mr. Kelsall served in various management and vice president positions at Colorado National Bank. Mr. Kelsall presently serves on the board of directors of Smart Move, Inc and as a director of various charitable organizations.

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

Robert S. Haimes has served as Datamark’s Executive Vice President, Special Initiatives, since January 2007, and continues to serve as a Senior Vice President of eCollege, a position he has held since 2001. Mr. Haimes served as Datamark’s Chief Marketing Officer from May 2006 until January 2007 and as Datamark’s Chief Operating Officer from March 2005 until May 2006. He served as our Senior Vice President of Strategy from January 2004 to March 2005, as our Senior Vice President of Strategy and Market Communication from January 2003 to January 2004 and as our Senior Vice President of Market and Product Management from August 2001to January 2003 and as our Vice President of Marketing from November 1999 through August 2001. From 1996 to 1999, he served as the Brand Marketing Director and the Director of Market Development for Coors Brewing Company. In 1995 and 1996, Mr. Haimes was Director of New Products and New Business Development at Boston Chicken, Inc. Prior to September of 1995, Mr. Haimes held positions in brand management, new business development and operations management at Procter and Gamble.

James V. Allen was named Chief Technology Officer of the Company in August 2006.  He previously served as our Vice President of Engineering from June 2005 through July 2006, as Vice President of Product Systems Engineering from April 2000 to June 2005, as Director of Product Systems Development from September 1999 to April 2000 and as Director of Systems Development from August 1998 to September 1999.

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

Donald L. Bailey has served as Chief Operating Officer of the Enrollment Division since May 2006. Mr. Bailey has more than 35 years of experience in advertising management and agency operations. From November 2004 until joining Datamark, Mr. Bailey served as Senior Vice President, Operations, for the Salt Lake City office of McCann Worldgroup, a global advertising agency. In such capacity, Mr. Bailey was responsible for integrating a local agency into the operations and processes of McCann Worldgroup. From 2001 until November 2004, Mr. Bailey served as Global Applications Director for Euro RSCG Worldwide, and from 1989 to 2001, he was employed as the Chief Operations Officer for the Salt Lake City office of Euro RSCG Tatham Partners.

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

Christopher E. Girgenti has served as a member of our Board of Directors since June 1997 and currently serves as chairman of our Audit Committee and as a member of our Compensation Committee. Mr. Girgenti has been Senior Managing Director of New World Equities, Inc. since November 1996 and Managing Director of New World Venture Advisors, LLC since January 1998. From April 1994 through October 1996, Mr. Girgenti served as Vice President and was co-head of the technology investment banking group of The Chicago Corporation (now ABN AMRO, Inc.). He held various corporate finance positions with Kemper Securities, Inc. and KPMG Peat Marwick (now KPMG LLP) . Mr. Girgenti is a Chartered Financial Analyst. Mr. Girgenti presently serves on the advisory board of Illinois Technology Enterprise Corporation—Evanston, and also serves on the board of directors of Firm 58, Inc., Reserve Brands, Inc., The V.I.P. Tour Company (d/b/a Tickets Now) and Univa Corporation.

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

Robert H. Mundheim has served as a member of our Board of Directors since January 2001, and currently serves as chairman of our Compensation Committee and as a member of our Audit and Nominating Committees. Mr. Mundheim has been Of Counsel to Shearman & Sterling since March 1999. Mr. Mundheim formerly held the position of Senior Executive Vice President and General Counsel of Salomon Smith Barney Holdings Inc. Before that he was Executive Vice President and General Counsel of Salomon Inc., a firm which he joined in September 1992. Prior to joining Salomon Inc., Mr. Mundheim was co-Chairman of the New York law firm of

Fried, Frank, Harris, Shriver & Jacobson. Until 1992, Mr. Mundheim was the University Professor of Law and Finance at the University of Pennsylvania Law School, where he had taught since 1965. He served as Dean of that institution from 1982 through 1989. Among his other professional activities, Mr. Mundheim has been General Counsel to the U.S. Treasury Department (1977-1980); Special Counsel to the Securities and Exchange Commission (1962-1963); and Vice Chairman, Governor-at-Large and a member of the Executive Committee of the National Association of Securities Dealers (1988-1991). He is a trustee of the New School University, the Curtis Institute of Music and a member of the Council of the American Law Institute. Mr. Mundheim also serves on the board of directors of Arnhold & S. Bleichroeder, Inc. and Quadra Realty Trust, Inc.

Directors’ and Executive Officers’ Terms

All directors hold office until the next annual meeting of stockholders or until their successors have been duly elected and qualified. All executive officers are elected by the Board of Directors to serve in their respective capacities until their successors are elected and qualified or until their earlier resignation or removal.

Audit Committee

The members of the Company’s Audit Committee of the Board of Directors are Mr. Girgenti (chairman), Mr. Mundheim and Ms. Korshak, all of whom are independent under the Nasdaq rules. The Board has determined that Mr. Girgenti is an “audit committee financial expert” within the meaning of SEC regulations and is “independent” as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that the Company’s officers and directors, and persons who own more than ten percent of a registered class of the Company’s equity securities, file with the SEC and the Nasdaq Stock Market reports of ownership of Company securities and changes in reported ownership. Officers, directors and greater than ten percent shareholders are required by SEC rules to furnish the Company with copies of all Section 16(a) reports they file.

Based solely on a review of the reports furnished to the Company, or written representations from reporting persons that all reportable transactions were reported, the Company believes that during the fiscal year ended December 31, 2006, the Company’s officers, directors and greater than ten percent owners timely filed all reports they were required to file under Section 16(a).

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

ITEM 11.    EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This section provides information regarding the compensation program in place for our principal executive officer, principal financial officer and the three most highly-compensated executive officers other than the principal executive officer and principal financial officer (collectively, the “Named Executive Officers” or “NEOs”) for 2006. The Compensation Committee of our Board of Directors (the “Committee”), which acts pursuant to a charter approved by the Board, has responsibility for setting the compensation  of our Chief Executive Officer and our Chief Operating Officer/President and reviewing and approving the compensation of the other NEOs. To assist it in determining compensation, the Committee engages a nationally-known compensation consulting firm, Frederic W. Cook & Co., Inc. (“FWC”).  FWC reports directly to the Committee and performs no work on behalf of management of the Company.  Our Chairman and Chief Executive Officer makes recommendations to the Committee and participates in Committee discussions concerning the compensation of other NEOs but is not present when the Committee discusses or determines his compensation.

Compensation Philosophy and Objectives

eCollege’s philosophy in establishing compensation policies for our executive officers is to align compensation with our strategic objectives, while concurrently providing competitive compensation that enables us to attract and retain top-quality executive talent. The primary objectives of our compensation policies for executive officers are to:

•                  Attract and retain executive officers by offering total compensation that is competitive with that offered by similarly situated companies and rewarding outstanding personal performance;

•                  Promote and reward the achievement of short-term objectives that our board of directors and management believe will lead to long-term growth in stockholder value; and

•	More closely align the interests of executive officers with those of our stockholders by making long-term incentive compensation dependent upon financial performance and total shareholder return.

Principal Components of Executive Compensation

The principal components of our executive compensation program are:

•	Base salary;

•	Annual bonuses; and

•	Long-term, equity-based incentives.

Mix of Compensation Components

Executive compensation is based on our pay-for-performance philosophy, which emphasizes executive performance measures that correlate closely with the achievement of both shorter-term performance objectives and longer-term stockholder value. To this end, a substantial portion of our executives’ annual and long-term compensation is at-risk. The portion of compensation at risk increases with the executive’s position level. This provides more upside potential and downside risk for more senior corporate or divisional positions because these roles have greater influence on the performance of the company or the division, as applicable.

Annual Compensation Programs

Our Named Executive Officers receive two forms of annual compensation — base salary and annual cash bonuses payable under a performance-based bonus plan — which together constitute an executive’s total annual compensation. “Total Annual Compensation”, as discussed in this Compensation Discussion and Analysis, differs from the “Total Compensation” column of the Summary Compensation Table below, which includes long-term equity incentive compensation and other forms of compensation valued on a basis consistent with financial statement reporting requirements. Salary is included in the compensation package because the Committee believes it is appropriate that some portion of the compensation provided to executives be provided in a form that is fixed and liquid. Performance-based bonuses are included in the package because they permit the Committee to motivate our executives, in any particular year, to pursue objectives that the Committee believes are consistent with both objectives established for that year and the Company’s longer-term strategy. The components comprising the annual cash portion of total compensation are described below:

Salary.  Base salary for NEOs for any given year is generally fixed by the Committee at a March meeting, with adjustments effective April 1. Increases or decreases in base salary on a year-over-year basis are dependent on the Committee’s assessment of Company, division and individual performance. For each NEO, a minimum level of salary is specified in his employment agreement. Otherwise, the Committee is free to set an NEO’s salary at any level it deems appropriate. In determining the salaries effective April 1, 2006, the Committee considered information provided by FWC concerning the compensation paid by fourteen education and software companies (the “Peer Group”). The Peer Group is intended to be representative of the market in which we compete most directly for executive talent. The Committee regularly reviews this group of companies with FWC to assure that it remains an appropriate benchmark for us.  Our Peer Group for 2006, which was unchanged from the peer group used in the prior year, consisted of the 14 companies listed below:

Blackboard, Inc.	Corinthian Colleges	DeVry	Education Management	ITT

Laureate	Learning Tree	Plato Learning	Princeton Review	Proquest

Scientific Learning	Skillsoft	Strayer Education	Sumtotal Systems

The Committee also considered survey data regarding compensation practices of high-technology companies and reviewed, but did not use as benchmarks, information provided by FWC concerning the compensation paid by 14 additional software companies in the Company’s GICS Sub-Industry Classification (Internet Software & Services).

Based upon the Committee’s review of performance and market data as discussed above, the salaries of all NEOs were increased effective April 1, 2006. Mr. Thorne’s 2006 salary was set at $400,000, representing a 6.7% increase from the amount he received in the prior year. Mr. Kelsall’s salary was increased by 6.3% to $335,000. The salaries of Messrs. Simpson, Dearden and Schnittman were set at $270,000, $225,000 and $225,000, respectively, representing increases of 3.8%, 4.7% and 4.7%, respectively, from the prior year. The resulting salaries approximated the median of the Peer Group.

Bonus Plan.  Each year, we establish a cash bonus plan (the “Bonus Plan”) in which NEOs and substantially all other full-time employees participate. This plan provides cash compensation to participants, including NEOs, only if and to the extent that performance conditions set by the Committee are met. Target bonuses for NEOs are set each year by the Committee, generally at the same time that salary determinations are made. In determining target bonuses, which are established as a percentage of salary, the Committee considers several factors, including:

•                  The target bonuses set, and actual bonuses paid, in recent years;

•                  The desire to ensure, as discussed above, that a substantial portion of total compensation is performance-based; and

•                  the advice of FWC as to compensation practices at other companies in the Peer Group

After considering such factors, the Committee set the 2006 target bonuses for the NEOs as follows: Mr. Thorne – 90% of salary, Mr. Kelsall – 75% of salary, Mr. Simpson – 60% of salary, Mr. Schnittman – 70% of salary, and Mr. Dearden – 80% of salary.  Total 2006 target cash compensation for the NEOs was slightly above the median of the Peer Group.

Payouts under the Bonus Plan for 2006 were determined by comparing the revenue and earnings of the consolidated Company and its divisions to targets approved by the Committee in February 2006. The Committee believes that such metrics are viewed by investment analysts and stockholders as important indicia of the Company’s success in delivering value to stockholders. In establishing the performance targets, the Committee considered the 2006 budget approved by the Board, as well as the Company’s longer-term growth objectives. The Committee strives to insure that the incentives under the Bonus Plan are consistent with the budget and strategic goals established by the Board, that the goals are sufficiently ambitious to provide a meaningful incentive and that bonus payments, assuming target levels of performance are attained, will be consistent with the overall NEO compensation program established by the Committee.  Under the 2006 Bonus Plan, payouts with respect to particular financial metrics can range from zero (if performance falls below 90% to 96% of goal depending upon the division and metric) to 150% of related target bonus (if performance exceeds goal by 3% to 14%). Financial metrics and related payouts were established such that achievement of a goal for a particular revenue or earnings metric would result in a payout ranging from 80% to 110% of related target opportunity (with the exact amount again depending upon the division and metric).

For each division, the revenue and earnings metrics were weighted to reflect particular objectives identified for 2006, and the bonuses of divisional employees were based in part on the results of the consolidated Company. For Messrs. Thorne, Kelsall and Simpson, bonuses were determined with respect to revenue and free cash flow of the consolidated Company.  Free cash flow, a non-GAAP measure of liquidity used by the Company in managing its business, is defined as EBIDTA plus stock-based compensation, less cash interest and capital expenditures.  Mr. Dearden’s bonus was determined with respect to revenue and EBITDA of Datamark and, to a lesser degree, the revenue and free cash flow of the consolidated Company.  Mr. Schnittman’s bonus was calculated based upon the revenue and EBITDA of the eLearning division and, to a lesser extent, the revenue and free cash flow of the consolidated Company.  Based upon the Company’s 2006 results (and without taking into account the reclassification of Datamark as discontinued operations), Messrs. Thorne, Kelsall and Simpson received bonuses equal to 2.93% of their respective targets, Mr. Dearden received a bonus equal to 0.88% of his target and Mr. Schnittman received a bonus equal to 59.9% of his target.  The Committee reserves the discretion to vary the objective results obtained under the Bonus Plan by reducing, not paying or increasing bonuses. The Committee did not exercise this discretion in determining 2006 bonuses.

Long-Term Incentive Compensation

The Committee believes that long-term incentive compensation is an important component of our program because it has the effect of retaining executives, aligning executives’ financial interests with the interests of stockholders and rewarding the achievement of eCollege’s long-term strategic goals. Payment of long-term incentive awards is based solely on Company performance.

Equity awards to NEOs are made pursuant to our 1999 Stock Plan, which provides for awards in the form of stock options, restricted stock units (referred to herein interchangeably as “RSUs” or “share rights”), deferred stock units (“DSUs”) and stock appreciation rights (“SARs”). The form of award used to compensate executives has varied from time to time. The Company did not grant any equity incentives to NEOs in 2006. In 2005 and 2004, the Company granted SARs to a group of executives that included the NEOs; the SARs are discussed in more detail below.  Prior to 2004, the Company awarded equity to NEOs in the form of stock options and RSUs.

In mid-2004 the Committee decided to implement an equity compensation program that was designed to motivate executives to remain with the Company, achieve solid financial performance and contribute to the creation of sustained stockholder value over a five-year performance period by granting long-term awards with value based solely on appreciation in the market value of the Company’s common stock. In designing the specifics of such program, the Committee consulted with FWC, which provided information concerning the value of total annual and long-term compensation paid to executives in a peer group. Following its deliberations, the Committee decided, in lieu of annual grants of options or RSUs, to issue SARs with a five-year performance period and a total value intended to approximate the value of five years of annual grants.  SARs were selected as the form of such incentives primarily because they are less dilutive to existing stockholders than options and RSUs.  On September 13, 2004, the Company granted SARs with respect to 1.1 million shares of common stock to executives, including the NEOs and selected other key employees.  The SARs had a weighted average grant date fair value of $3.95.  Each grant is separated into five different levels of base prices to reflect minimum required levels of stockholder return over a five-year performance period.  The base price for the first level is 10% higher than the reference price approved by the Committee, which was the higher of (i) the closing stock price on September 10, 2004 and (ii) the average closing stock price over the period beginning on August 19, 2004 and ending on September 10, 2004. The base price for each successive level is 10% higher than the previous level. Except in the case of a change in control of the Company, as described below, a participant will receive a distribution with respect to the shares of common stock in each grant level only if the average closing price of our common stock for the last quarter in the five-year term exceeds the base price for such shares.  Each participant may elect to receive a distribution with respect to 10% of the SARs he or she was granted after the third anniversary of the grant date and with respect to an additional 10% after the fourth anniversary of the grant date. In the event of a change in control, participants will be entitled to receive a distribution with respect to a specified percentage of the shares granted (50% if the change in control had occurred on September 13, 2004, increasing by 1/36 each month to 100% if the change of control occurs on or after September 13, 2007), and will forfeit the right to receive a distribution with respect to the unvested portion of the shares. The number of shares of common stock issued following a change in control will be based on the difference between the base prices and the share price as of the date the change in control occurs.

On March 23, 2005, the Company granted substantially the same recipients, including the NEOs, additional SARs with respect to 1.1 million shares of common stock.   On May 2, 2005, the Company granted  SARs with respect to 30,000 shares of common stock to Mr. Dearden in connection with his promotion to the position of Chief Executive Officer of Datamark. Such grants have the same terms as the 2004 grants, including without limitation the same change in control vesting schedule, except that they have different base prices (established as premiums over the closing stock prices on March 22, 2005 and May 2, 2005 respectively) and different five-year performance periods beginning on the grant dates.

Detailed information concerning SARs awarded to each NEO in 2004 and 2005 may be found below in the table entitled “Outstanding Equity Awards at Fiscal Year-End”.

As discussed above, the SARs awarded to NEOs in 2004 and 2005 were intended to motivate executives over a five-year period.  Accordingly, the Company does not intend to issue additional equity compensation to NEOs prior to September 2009, except in connection with promotions or other special circumstances.

Our Policies with Respect to the Granting of Equity Awards

Equity awards may be granted by either the Committee or the Chief Executive Officer as its delegate. The Committee only delegates authority to grant equity awards in amounts not exceeding 5,000 shares of common stock or $25,000.

Perquisites and Other Benefits

eCollege does not provide the NEOs any benefits which are not offered to all other full time, non-exempt employees, nor does the Company provide any meaningful perquisites. NEOs who participate in the eCollege 401(k) Plan received Company matching contributions in 2006 in an amount equal to ten percent of participant contributions up to a maximum six percent of salary. The value of such contributions is included in the Summary Compensation Table under the heading “All Other Compensation.”

Post-Termination Compensation

The employment agreements of the NEOs provide for payments and in some cases other benefits, if the officer’s employment terminates for a qualifying event or circumstance, such as being terminated without “Cause” or resigning for “Good Reason,” as these terms are defined in the agreements. The employment agreements of Messrs. Thorne, Kelsall and Simpson provide for additional payments and benefits upon a qualifying event or circumstance after there has been a change of control of the Company. Additional information regarding such severance provisions, including a definition of key terms and a quantification of benefits that would have been received by our NEOs had termination occurred on December 29, 2006, is found below under the heading  “Potential Payments upon Termination or Change in Control.”

We believe that these severance arrangements serve to maintain the focus of our senior executives and ensure that their attention, efforts and commitment are aligned with maximizing the success of eCollege and stockholder value. These arrangements help to avoid distractions involving executive management that arise when the Board is considering possible strategic transactions involving a change in control and assure continuity of executive management and objective input to the Board when it is considering any strategic transaction.

Regulatory Considerations

The tax and accounting consequences of utilizing various forms of compensation are considered when adopting new or modifying existing compensation. For example, under Section 162(m) of the Internal Revenue Code, publicly-held corporations may not take a tax deduction for compensation in excess of $1 million paid to any of the Named Executive Officers during any fiscal year. There is an exception to the $1 million limitation for performance-based compensation meeting certain requirements. To maintain flexibility in compensating executives in a manner designed to promote varying corporate goals, the Committee has not adopted a policy requiring all compensation to be deductible under Section 162(m). However, the Committee considers deductibility under Section 162(m) with respect to compensation arrangements for executives. We believe our annual and long-term incentive compensation programs for executives qualify as performance-based compensation and are not subject to any deductibility limitations under Section 162(m).

Stock Ownership Policy

The Committee has established a policy that senior executives, including the NEOs, must retain at least 75% of all shares of common stock received as compensation or as a consequence of exercising options or SARs received as compensation. The policy excludes any shares of eCollege common stock purchased under the ESPP as well as shares of common stock purchased by Datamark executives in conjunction with eCollege’s acquisition of Datamark in 2003.

COMPENSATION COMMITTEE REPORT

The Committee oversees the Company’s executive compensation program on behalf of the Board of Directors. In fulfilling its oversight responsibilities, the Committee reviewed and discussed with management the Compensation Discussion and Analysis set forth in this Annual Report on Form 10-K.  In reliance on such review and discussion the Committee recommended to the Board that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and the Company’s Proxy Statement to be filed in connection with the Company’s 2007 Annual Meeting of Stockholders, each of which will be filed with the Securities and Exchange Commission.

Compensation Committee

Robert H. Mundheim (Chair)

Christopher E. Girgenti

Jeri L. Korshak

Compensation Committee Interlocks and Insider Participation

The Committee is composed entirely of directors who are not our current or former employees, each of whom meets the applicable definition of “independent” in the current rules of the Nasdaq Stock Market.  None of the members of the Committee during fiscal 2006 (i) had any relationships requiring disclosure by the Company under the SEC’s rules requiring disclosure of related party transactions, or (ii) was an executive officer of a company of which an executive officer of the Company is a director.

Compensation of Executive Officers

The following table sets forth information with respect to compensation earned by the Named Executive Officers.

Summary Compensation Table

Name and Principal Position	Year	Salary		Stock Awards (1)	Option /SAR Awards (2)	Non-Equity Incentive Plan Compensation (3)	All Other Compensation (4)	Total
Oakleigh Thorne, Chairman and Chief Executive Officer	2006	$392,708	(5)	$54,230	$475,842	$10,531	—	$933,311
Douglas Kelsall, President and Chief Operating Officer	2006	$329,166	(6)	$28,265	$339,887	$7,349	$270	$704,937
Reid Simpson, Chief Financial Officer	2006	$267,083	(7)	$62,033	$203,932	$4,739	$660	$538,447
Thomas Dearden, President and Chief Executive Officer, Enrollment Division	2006	$222,500	(8)	$276,813	$139,012	$1,580	$322	$640,227
Matthew Schnittman, President, eLearning Division	2006	$222,083	(9)	$41,301	$135,955	$94,295	$268	$493,902

(1)       The amounts in this column reflect the expense recognized for financial statement reporting purposes for the year ended December 31, 2006, in accordance with FAS 123(R), in connection with RSUs granted as part of the long-term incentive components of our compensation program described above under “Compensation Discussion and Analysis – Long-term Incentive Compensation.” The assumptions used in calculating these amounts are set forth in Note 2 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.  Compensation cost is generally recognized over the vesting period of the award.

(2)       The amounts in this column reflect the expense recognized for financial statement reporting purposes for the year ended December 31, 2006, in accordance with FAS 123(R), in connection with SARs granted as part of the long-term incentive components of our compensation program described above under “Compensation Discussion and Analysis – Long-term Incentive Compensation.” The assumptions used in calculating these amounts are set forth in Note 2 to the Consolidated Financial Statements  included in Item 8 of this Annual Report on Form 10-K.  Compensation cost is generally recognized over the vesting period of the award.

(3)       The amounts in this column reflect performance-based cash incentive awards for 2006 that were determined by the Committee at its March 2, 2007 meeting.  A portion ($26,995) of Mr. Schnittman’s award was paid in September 2006; all other awards will be paid shortly after the filing of this Annual Report on Form 10-K.  See “Compensation Discussion and Analysis – Annual Compensation Programs – Bonus Plan.”

(4)         The amounts in this column reflect Company contributions to the eCollege.com 401(k) Plan.

(5)         On January 1, 2006, the annual salary for Mr. Thorne was $375,000. On April 1, 2006, a regular annual salary increase brought his salary to $400,000.

(6)         On January 1, 2006, the annual salary for Mr. Kelsall was $315,000. On April 1, 2006, a regular annual salary increase brought his salary to $335,000.

(7)          On January 1, 2006, the annual salary for Mr. Simpson was $260,000. On April 1, 2006, a regular annual salary increase brought his salary to $270,000.

(8)          On January 1, 2006, the annual salary for Mr. Dearden was $215,000. On April 1, 2006, a regular annual salary increase brought his salary to $225,000.

(9)          On January 1, 2006, the annual salary for Mr. Schnittman was $215,000. On April 1, 2006, a regular annual salary increase brought his salary to $225,000.

2006 Grants of Plan-Based Awards

	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)(2)
Name	Threshold ($)	Target ($)	Maximum ($)
Oakleigh Thorne	-0-	360,000	540,000
Douglas Kelsall	-0-	251,250	376,875
Reid Simpson	-0-	162,000	243,000
Thomas Dearden	-0-	180,000	270,000
Matthew Schnittman	-0-	135,000	202,500

(1) Payouts with respect to 2006 performance have been determined. See the column entitled “Non-Equity Incentive Plan Compensation” and the related footnote in the Summary Compensation Table, as well as the discussion earlier in this Item 11 under the heading “Compensation Discussion and Analysis – Annual Compensation – Bonus Plan.”

(2) The Committee reserves the discretion to vary the objective results obtained under the Bonus Plan by reducing, not paying or increasing bonuses. The Committee did not exercise this discretion in determining 2006 bonuses.

Employment Agreements

The Company has entered into employment agreements with the Named Executive Officers. On August 10, 2004, the Company entered into agreements with Messrs. Thorne, Kelsall and Simpson. Mr. Thorne’s agreement provides for an annual salary ($400,000 for 2006) and bonus potential of 90% of base salary, or $360,000. Mr. Kelsall’s agreement provides for an annual salary ($335,000 for 2006) and bonus potential of 75% of base salary, or $251,250. Mr. Simpson’s agreement provides for an annual salary (270,000 for 2006) and bonus potential of 60% of base salary, or $162,000. Each agreement also provides that the employee is entitled to receive a specified percentage of the equity pool established under a new long-term equity program as approved by the Committee. The Committee subsequently approved a long-term stock incentive program pursuant to which each of the Named Executive Officers received SARs in 2004 and 2005 as described above under “Compensation Discussion and Analysis – Mix of Compensation Components – Long-term Incentive Compensation.” The agreements also provide that future long-term equity compensation will be determined by the Committee.

Upon the closing of the Datamark acquisition, the Company entered into an employment agreement with Mr. Dearden dated September 15, 2003. The agreement provides for an annual base salary ($225,000 for 2006) and a target bonus of 80% of base salary, or $180,000. The agreement also provides that Mr. Dearden will receive 50,000 share rights, which were issued to him on October 31, 2003.

On July 31, 2002, the Company entered into an employment agreement with Mr. Schnittman. The agreement provides for an annual salary ($225,000 in 2006) and bonus potential of 60% of base salary, or $135,000. The agreement also provides that Mr. Schnittman may receive equity compensation from time to time as determined by the Committee or the Chief Executive Officer.

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

•                  Confidentiality provisions;

•                  Assignment of ideas and inventions; and

•                  Nondisparagement provisions.

In addition, each employment contract between eCollege and the NEOs contains provisions that require severance payments if the NEO’s employment terminates under certain circumstances. For details of such provisions, see below under the heading “Potential Payments upon Termination and Change in Control”.

The Company did not grant any equity awards to Named Executive Officers in the year ended December 31, 2006.

2006 Outstanding Equity Awards at Fiscal Year-End

	Options/SARs					Awards
Name	Number of Securities Underlying Unexercised Options/SARs (#) Exercisable (1)		Number of Securities Underlying Unexercised Options/SARs (#) Unexercisable (2)	Option /SARs Exercise /Base Price ($)	Option /SAR Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(3)
Oakleigh Thorne	10,695			3.85	7/18/2012	—	—
	27,665	(4)
			42,000	9.72	9/13/2009
			42,000	10.70	9/13/2009
			42,000	11.77	9/13/2009
			42,000	12.94	9/13/2009
			42,000	14.24	9/13/2009

42,000	12.672	3/23/2010
42,000	13.939	3/23/2010
42,000	15.333	3/23/2010
42,000	16.866	3/23/2010
42,000	18.553	3/23/2010

Douglas Kelsall	133,333			9.00	9/16/2009	—		—
	38,888			9.00	12/9/2009
	9,723			2.875	6/19/2010
	50,000			6.313	10/19/2010
	25,000			2.85	6/20/2011
	30,000			3.75	7/17/2012
		30,000		9.72	9/13/2009
		30,000		10.70	9/13/2009
		30,000		11.77	9/13/2009
		30,000		12.94	9/13/2009
		30,000		14.24	9/13/2009
		30,000		12.672	3/23/2010
		30,000		13.939	3/23/2010
		30,000		15.333	3/23/2010
		30,000		16.866	3/23/2010
		30,000		18.553	3/23/2010

Reid Simpson	—	18,000		9.72	9/13/2009
		18,000		10.70	9/13/2009
		18,000		11.77	9/13/2009
		18,000		12.94	9/13/2009
		18,000		14.24	9/13/2009
		18,000		12.672	3/23/2010
		18,000		13.939	3/23/2010
		18,000		15.333	3/23/2010
		18,000		16.866	3/23/2010
		18,000		18.553	3/23/2010
						1,668	(5)	26,104

Thomas Dearden	—	9,000		9.72	9/13/2009
		9,000		10.70	9/13/2009
		9,000		11.77	9/13/2009
		9,000		12.94	9/13/2009
		9,000		14.24	9/13/2009
		9,000		12.672	3/23/2010
		9,000		13.939	3/23/2010
		9,000		15.333	3/23/2010
		9,000		16.866	3/23/2010
		9,000		18.553	3/23/2010
		6,000	(6)	12.166	5/2/2010
		6,000	(6)	13.383	5/2/2010
		6,000	(6)	14.721	5/2/2010
		6,000	(6)	16.193	5/2/2010
		6,000	(6)	17.812	5/2/2010
						18,751	(7)	293,453

Matthew Schnittman	6,666			9.00	7/31/09
	3,334			9.00	12/9/09
	5,000			7.00	3/30/10
	5,000			2.875	6/19/10
	35,000			2.80	6/24/11
	10,000			3.75	7/17/12
		12,000		9.72	9/13/2009
		12,000		10.70	9/13/2009
		12,000		11.77	9/13/2009
		12,000		12.94	9/13/2009
		12,000		14.24	9/13/2009
		12,000		12.672	3/23/2010
		12,000		13.939	3/23/2010
		12,000		15.333	3/23/2010
		12,000		16.866	3/23/2010
		12,000		18.553	3/23/2010
						762	(8)	11,925

(1)          All securities shown in this column underlay options.

(2)          All securities shown in this column underlay SARs.  SARs were granted to the Named Executive Officers on September 13, 2004 and March 23, 2005 and are exercisable on September 13, 2009 and March 23, 2010, respectively. At the exercise date, if the average fair market value per share of common stock (the “Performance Price”) for the three month period preceding the exercise date (the “Performance Period”) exceeds the base price for a SAR, then the recipient will be entitled to receive a distribution of shares of common stock with a value calculated by dividing the excess of the Performance Price over the base price per SAR by the Performance Price. The recipient may elect to receive 10% of his distribution on each of the third and fourth anniversaries of the grant date. Subject to vesting provisions, the distributions will accelerate upon the occurrence of a change in control.

(3)       Awards shown in this column are RSUs, each of which entitles the holder to one share of common stock upon the completion of a specified vesting period (three years for Messrs. Simpson and Schnittman and four years for Mr. Dearden).  Market value was calculated by multiplying the number of unvested shares by the closing price of the common stock reported for December 29, 2006 on the Nasdaq Global Market.

(4)         Represents vested options granted to Blumenstein/Thorne Information Partners I, L.P. (“BTIP”), an investment fund affiliated with Mr. Thorne, in lieu of salary, benefits and other compensation to Mr. Thorne in 2000 and 2001.

(5)       This award will vest 834 RSUs in each of February and May 2007.

(6)          On May 2, 2005 Mr. Dearden was granted an additional award of 30,000 stock appreciation rights which are exercisable May 2, 2010. At such time, if the Performance Price for the Performance Period exceeds the base price for SAR, then the recipient will be entitled to receive a distribution of shares of common stock with a value calculated by dividing the excess of the Performance Price over the base price per SAR by the Performance Price. Mr. Dearden may elect to receive 10% of his distribution on each of the third and fourth anniversaries of the grant date. Subject to vesting provisions, the distributions will accelerate upon the occurrence of a change in control.

(7)         This award will vest in nine monthly installments of 2,083 RSUs from January 2007 through September 2007.

(8)         This award will vest 381 RSUs in each of January and April 2007.

2006 Option Exercises and Stock Vested

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
Oakleigh Thorne	0	N/A	11,627	232,884
Douglas Kelsall	0	N/A	7,369	147,614
Reid Simpson	N/A	N/A	3,333	67,182
Thomas Dearden	N/A	N/A	25,000	467,192
Matthew Schnittman	0	N/A	3,391	67,279

(1) All awards shown in this column are RSUs.  Value realized was calculated by multiplying the number of vested shares by the closing price of the common stock reported for the vesting date on the Nasdaq Global Market.

Potential Payments Upon Termination and Change in Control

As noted above, we have entered into employment agreements with our Named Executive Officers that provide for payments and other benefits in connection with the officer’s termination under certain circumstances. A description of the relevant terms of these agreements follows:

Severance Provisions

The employment agreements provide for certain payments and benefits, as described in the table below, upon the termination of the employment of a Named Executive Officer. The Named Executive Officer’s rights upon a termination of his employment depend upon the circumstances of the termination. Central to an understanding of such rights is an understanding of the definitions of  “Cause,”  “Good Reason” and “Change in Control” that are used in some or all of the employment agreements. For purposes of such agreements:

•                  We have “Cause” to terminate the Named Executive Officer if he has engaged in any of a list of specified activities, including:  willfully failing to comply with the Company’s policies, standards and regulations; engaging in fraud, dishonesty or any other act of material misconduct; or failing to perform any material provision of the employment agreement.

•                  In the case of Messrs. Thorne, Kelsall, Simpson and Dearden, the Named Executive Officer has “Good Reason” to terminate his employment (and thereby gain access to the payments and benefits described below) if we engage in any of a list of specified activities, including: materially breaching the employment agreement; materially lessening the officer’s role, duties or status; relocating the officer’s principal office; or assigning to the officer duties materially inconsistent with his position.

•                  A “Change in Control” means a change in ownership or control of eCollege effected through any of the following transactions:

(i)  a merger, consolidation or reorganization approved by the Company’s stockholders, unless securities representing more than 50% of the total combined voting power of the voting securities of the successor corporation are immediately thereafter beneficially owned, directly or indirectly and in substantially the same proportion, by the persons who beneficially owned the Company’s outstanding voting securities immediately prior to such transaction,

(ii)  any stockholder-approved transfer or other disposition of all or substantially all of the Company’s assets, or

(iii)  the acquisition, directly or indirectly by any person or related group of persons (other than the Company or a person that directly or indirectly controls, is controlled by, or is under common control with, the Company), of beneficial ownership (within the meaning of Rule 13d-3 of the Exchange Act) of securities possessing more than 50% of the total combined voting power of the Company’s outstanding securities pursuant to a tender or exchange offer made directly to the Company’s stockholders which the Board recommends such stockholders accept.

The employment agreements require, as a precondition to the receipt of these payments, that the Named Executive Officer sign a release in which he waives all claims that he might have against the Company and certain associated individuals and entities. They also include:  nonsolicit provisions that apply for two years following termination of employment in the case of Mr. Dearden and one year in the case of the other Named Executive Officers; non-compete provisions that apply for two years following termination for Mr. Dearden, one year for Messrs. Thorne, Kelsall and Simpson and six months for Mr. Schnittman; and confidentiality provisions that would apply to all Named Executive Officers for an unlimited period of time following termination of employment.

Potential Payments and Benefits upon Termination

The following table sets forth the payments and benefits to which each NEO would be entitled in the event of a termination of his employment as of December 29, 2006 under the circumstances specified in each column.  For certain NEOs, payments and benefits upon termination without cause or for good reason vary depending upon whether termination takes place prior to or in connection with or after a Change in Control, as shown in the first two columns of the table.

	Without Cause or For Good Reason
Executive	Prior to Change in Control		After Change in Control		For Cause	Without Good Reason	Death or Disability
Oakleigh Thorne
Unpaid base salary through date of termination	$16,667		$16,667		$16,667	$16,667	$16,667
Accrued but unpaid vacation	7,692		7,692		—	—	—
Earned but unpaid annual bonus (1)	10,531		10,531		—	10,531	10,531
Payment equal to multiple of base salary (2)	400,000		800,000		—	—	400,000
Payment equal to target annual bonus	360,000		360,000		—	—	—
Continued medical, dental and vision benefits (3)	7,113		14,226		—	—	—
Accelerated vesting under stock plans	-0-	(4)	877,946	(5)	—	—	—
Excise tax and gross-up	—		-0-	(6)	—	—	—
TOTAL	$802,003		$2,087,062		$16,667	$27,198	$427,198

Douglas Kelsall
Unpaid base salary through date of termination	$13,958		$13,958		$13,958	$13,958	$13,958
Accrued but unpaid vacation	6,442		6,442		—	—	—
Earned but unpaid annual bonus (1)	7,349		7,349		—	7,349	7,349
Payment equal to multiple of base salary (2)	335,000		670,000		—	—	335,000
Payment equal to target annual bonus	251,250		251,250		—	—	—
Continued medical, dental and vision benefits (3)	7,113		14,226		—	—	—
Accelerated vesting under stock plans	-0-	(4)	627,104	(5)	—	—	—
Excise tax and gross-up	—		-0-	(6)	—	—	—
TOTAL	$621,112		$1,590,329		$13,958	$21,307	$356,307

Reid Simpson
Unpaid base salary through date of termination	$11,250		$11,250		$11,250	$11,250	$11,250
Accrued but unpaid vacation	5,192		5,192		—	—	—
Earned but unpaid annual bonus (1)	4,739		4,739		—	4,739	4,739
Payment equal to multiple of base salary (7)	270,000		405,000		—	—	270,000
Payment equal to target annual bonus	162,000		162,000		—	—	—
Continued medical, dental and vision benefits (8)	7,113		10,670		—	—	—
Accelerated vesting under stock plans	26,104	(3)	402,367	(5)	—	—	—
Excise tax and gross-up	—		-0-	(6)	—	—	—
TOTAL	$486,398		$1,001,218		$11,250	$15,989	$285,989

Tom Dearden
Unpaid base salary through date of termination	$9,375		$9,375		$9,375	$9,375	$9,375
Accrued but unpaid vacation	32,033		32,033		32,033	32,033	32,033

Earned but unpaid annual bonus (1)	1,580		1,580		—	—	1,580
Payment equal to multiple of base salary (9)	112,500		112,500		—	—	—
Accelerated vesting under stock plans	293,453	(10)	516,657	(5)	—	—	—
TOTAL	$448,941		$672,145		$41,408	$41,408	$42,988

Matthew Schnittman
Unpaid base salary through date of termination	$9,375		$9,375		$9,375	$9,375	$9,375
Accrued but unpaid vacation	4,327		4,327		4,327	4,327	4,327
Payment equal to multiple of base salary (9)	112,500		112,500		—	—	—
Accelerated vesting under stock plans	—		262,767	(5)	—	—	—
TOTAL	$126,202		$388,969		$13,702	$13,702	$13,702

(1)	Payment of bonuses is based upon performance through termination date as compared to targets.
(2)

Messrs. Thorne and Kelsall are entitled to receive one year’s salary, payable on normal payroll dates, if they are terminated without cause or resign for good reason prior to the occurrence of a Change in Control. If they are terminated without cause or resign for good reason within two years following a Change in Control, they are entitled to receive two years’ salary in a lump sum.

(3)

Messrs. Thorne and Kelsall are entitled to the continuation of their medical benefits, at the Company’s expense, for one year if they are terminated without cause or resign for good reason prior to the occurrence of a Change of Control and for two years if they are terminated without cause or resign for good reason within two years following a Change in Control.

(4)

The employment agreements of Messrs. Thorne, Kelsall and Simpson provide that all unvested equity incentives other than SARs will vest if they are terminated without cause or resign for good reason. Messrs. Thorne and Kelsall had no unvested equity incentives other than SARs as of December 29, 2006. The amount shown for Mr. Simpson is calculated by multiplying the number of shares underlying unvested RSUs by the closing price of the common stock on December 29, 2006.

(5)

Under the 1999 Stock Plan and award agreements, all unvested equity incentives vest upon a change in control, irrespective of whether the participant remains employed thereafter. Amounts shown are calculated (i) with respect to RSUs, by multiplying the number of unvested shares by the closing stock price on December 29, 2006 and (ii) with respect to each SAR, by subtracting the base price of such SAR from the closing stock price on December 29, 2006.

(6)

The employment agreements of Messrs. Thorne, Kelsall and Simpson provide that if payments to the executive in connection with or following a Change in Control result in the imposition of an excise tax upon the executive under the Internal Revenue Code of 1986, as amended, the executive will be entitled to an additional payment from the Company in an amount such that the executive will be made whole on an after-tax basis. No excise tax would have been imposed had a change in control occurred on December 29, 2006.

(7)

Mr. Simpson is entitled to receive one year’s salary, payable on normal payroll dates, if he is terminated without cause or resigns for good reason prior to the occurrence of a Change in Control. If he is terminated without cause or resigns for good reason within two years following a Change in Control, he is entitled to receive eighteen months’ salary in a lump sum.

(8)

Mr. Simpson is entitled to the continuation of his medical benefits, at the Company’s expense, for one year if he is terminated without cause or resigns for good reason prior to the occurrence of a Change in Control and for eighteen months if he is terminated without cause or resigns for good reason within two years following a change in control.

(9)	Messrs. Dearden and Schnittman are entitled to receive six months’ salary if they are terminated without cause or resign for good reason.
(10)

Mr. Dearden’s employment agreement provides that if he is terminated without cause or resigns for good reason, his unvested share rights will vest upon termination. The amount shown is calculated by multiplying the number of unvested shares by the closing stock price on December 29, 2006.

Potential Payments and Benefits Upon or Following the Occurrence of a Change in Control

Additional Salary and Benefits Payable upon Termination. The employment agreements of Messrs. Thorne and Kelsall provide that in the event they are terminated without cause or resign for good reason  within two years following a change in control, they will be entitled to receive an additional year’s salary ($400,000 for Mr. Thorne and $335,000 for Mr. Kelsall as of December 31, 2006)  as severance. In addition, their medical benefits will continue for an additional year (such continued benefit would have a value of $7,112 for each of Messrs. Thorne and Kelsall as of December 31, 2006). Mr. Simpson’s employment agreement provides for an additional six months’ salary ($135,000 as of December 31, 2006) and continuation of medical benefits for an additional six months (valued at $3,556 as of December 31, 2006) if he is terminated without cause or resigns for good reason within two years following a Change in Control.  The total payments and benefits payable in such circumstance are shown in the second column of the table above.

Acceleration of Equity Incentives. In the event of a Change in Control, the 1999 Stock Plan and award agreements provide that the participant will be entitled to full vesting acceleration of unvested stock options, RSUs and SARs, irrespective of whether the participant remains employed by the Company thereafter.  See the table above and footnote (5) thereto.

Tax Gross-Up.  If payments following a Change in Control result in the imposition of an excise tax on Mr. Thorne, Mr. Kelsall or Mr. Simpson, such executive will be entitled to a make-whole payment from the Company.  See the table above and footnote (6) thereto.

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

Non-Employee Director Compensation Table

Name	Fees Earned or Paid in Cash ($) (1)	Option Awards ($) (2)	Stock Awards ($) (3)	Total ($)
Jack Blumenstein	22,500	8,723	31,300	62,523
Christopher Girgenti	35,000	8,723	31,300	75,023
Jeri Korshak	27,500	7,056	31,300	66,856
Robert Mundheim	37,500	550	69,520	107,570

(1)         The amounts in this column represent cash retainers paid to non-employee directors for service on the Board and its committees. See “Compensation Discussion and Analysis – Director Compensation.”

(2)         The amounts in this column reflect the expense recognized for financial statement reporting purposes for the year ended December 31, 2006, in accordance with FAS 123(R), in connection with options granted to non-employee directors in years prior to 2006. The assumptions used in calculating these amounts are set forth in Note 2 to the Consolidated Financial Statements  included in Item 8 of this Annual Report on Form 10-K.  Compensation cost for options is generally recognized over the vesting period of the award. As of December 31, 2006, 36,126 options issued to Mr. Blumenstein as compensation for his services as a director were outstanding and exercisable with an exercise price of $4.00 per share; 44,964 options issued to Mr. Girgenti as compensation were outstanding and exercisable with 36,126 options at an exercise price of $4.00 per share, 7,614 options at an exercise price of $3.50 per share and 1,224 options at an exercise price of $18.38 per share; 67,331 options issued to Ms. Korshak as compensation were outstanding and exercisable with 5,806 options at an exercise price of $1.29 per share, 5,555 options at an exercise price of $1.35 per share, 50,078 options at an exercise price of $2.95 per share, 5,076 options at an exercise price of $3.50 per share and 816 options at an exercise price of $18.38 per share; and 18,838 options issued to Mr. Mundheim as compensation were outstanding and exercisable with 10,000 options at an exercise price of $3.85 per share, 7,614 options at an exercise price of $3.50 per share and 1,224 options at an exercise price of $18.38 per share.

(3)         The amounts in this column reflect the expense recognized for financial statement reporting purposes for the year ended December 31, 2006, in accordance with FAS 123(R), in connection with DSUs awarded to non-employee directors as discussed under “Compensation Discussion and Analysis – Director Compensation.” The assumptions used in calculating these amounts are set forth in Note 2 to the Consolidated Financial Statements  included in Item 8 of this Annual Report on Form 10-K.  Compensation cost for DSUs is based on the intrinsic value of the award, recognized over the requisite service period and remeasured at each reporting date. Amounts shown for all non-employee directors include expense associated with DSU grants that occurred in January 2007 but for which the service period began in January 2006 under applicable GAAP. As of December 31, 2006, vested DSUs issued to Mr. Mundheim representing 2000 shares of common stock were outstanding.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information known to the Company with respect to the beneficial ownership of its common stock as of March 29, 2007 (unless otherwise stated in the footnotes) by (i) each of the Named Executive Officers, (ii) each director, (iii) each stockholder that the Company knows is the beneficial owner of more than 5% of the common stock, and (iv) all executive officers and directors as a group. Unless otherwise indicated, each of the security holders has sole voting and investment power with respect to the shares beneficially owned, subject to community property laws, where applicable. We received the information with respect to beneficial ownership from the respective stockholders and from reports filed with the SEC by certain stockholders.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock
Oakleigh Thorne	3,939,495	(1)	17.6%
Douglas H. Kelsall	386,865	(2)	1.7%
Reid E. Simpson	13,201	(3)	*
Thomas L. Dearden	59,260	(4)	*
Matthew T. Schnittman	76,377	(5)	*
Jack W. Blumenstein	2,668,074	(6)	11.9%
Christopher E. Girgenti	50,437	(7)	*
Jeri L. Korshak	71,180	(8)	*
Robert H. Mundheim	98,838	(9)	*
Blumenstein/Thorne Information Partners I, L.P.	2,622,975	(10)	11.7%
William Blair Capital Management LLC	2,468,949	(11)	11.0%
Tiger Technology Management LLC	2,008,306	(12)	9.0%
Federated Investors, Inc.	1,983,015	(13)	8.9%
Earnest Partners LLC.	1,585,721	(14)	7.1%
Oakleigh B. Thorne	722,222	(15)	3.2%
All executive officers and directors as a group (13 persons)	4,934,404	(16)	21.4%

*                                         Less than one percent.

(1)                                  Includes options to purchase 10,695 shares of the Company’s common stock and an option grant to BTIP to purchase up to 27,665 shares of the Company’s common stock at an exercise price of $3.875 per share. Also includes 2,595,310 shares beneficially owned by BTIP, 75,955 shares owned by the Oakleigh Thorne Irrevocable GST Trust, 247,100 shares owned by the Oakleigh L. Thorne Trust U/A dated December 15, 1976, and 68,500 shares owned by the Oakleigh Thorne GST Trust III. Mr. Thorne is a co-President of Blumenstein/Thorne Information Partners L.L.C, the general partner of BTIP. Mr. Thorne disclaims beneficial ownership of the shares owned by BTIP, except to the extent of his pecuniary interest, if any. The address for Mr. Thorne is One N. LaSalle Street, Suite 1800, Chicago, Illinois 60602.

(2)                                  Includes options to purchase 286,944 shares of the Company’s common stock.  Also includes 30,200 shares pledged by Mr. Kelsall and 4,500 shares held by Mr. Kelsall’s spouse and 1,500 shares held by Mr. Kelsall’s children. The address for Mr. Kelsall is 4900 South Monaco Street, Denver, Colorado 80237.

(3)                                  Includes 834 shares of the Company’s common stock issuable pursuant to a Share Rights Award within 60 days of March 29, 2007. The address for Mr. Simpson is One N. LaSalle Street, Suite 1800, Chicago, Illinois 60602.

(4)                                  Includes 4,167 shares of the Company’s common stock issuable pursuant to a Share Rights Award within 60 days of March 29, 2007. The address for Mr. Dearden is 2305 Presidents Drive, Salt Lake City, Utah 84120.

(5)                                  Includes options to purchase 65,000 shares of the Company’s common stock and 381 shares of the Company’s common stock issuable pursuant to a Share Rights Award issuable within 60 days of March 29, 2007. The address for Mr. Schnittman is 4900 South Monaco Street, Denver, Colorado 80237.

(6)                                  Consists of options to purchase 39,599 shares of the Company’s common stock, 2,000 shares of the Company’s common stock issuable pursuant to a Deferred Stock Unit award and an option granted to BTIP to purchase up to 27,665 shares of the Company’s common stock at an exercise price of $3.875 per share. Also consists of 2,595,310 shares beneficially owned by BTIP and 3,500 shares owned by the Jack Wray Blumenstein Contributory IRA. Mr. Blumenstein is a co-President of Blumenstein/Thorne Information Partners L.L.C., the general partner of BTIP. Mr. Blumenstein disclaims beneficial ownership of the shares owned by BTIP, except to the extent of his pecuniary interest, if any. The address for Mr. Blumenstein is P.O. Box 871, Lake Forest, Illinois 60045.

(7)                                 Consists of options to purchase 48,437 shares of the Company’s common stock and 2,000 shares of the Company’s common stock issuable pursuant to a Deferred Stock Unit award. The address for Mr. Girgenti is 1603 Orrington Avenue, Suite 1600, Evanston, Illinois 60201.

(8)                                  Includes options to purchase 68,180 shares of the Company’s common stock and 2,000 shares of the Company’s common stock issuable pursuant to a Deferred Stock Unit award.  The address for Ms. Korshak is c/o eCollege, 4900 South Monaco

Street, Denver, Colorado 80237.

(9)                                 Includes options to purchase 1,224 shares of the Company’s common stock and 4,000 shares of the Company’s common stock issuable pursuant to two Deferred Stock Unit awards. The address for Mr. Mundheim is 599 Lexington Avenue, Room 1640, New York, New York 10022.

(10)                           Includes an option to purchase up to 27,665 shares of the Company’s common stock at an exercise price of $3.875 per share. The address for Blumenstein/Thorne Information Partners I, L.P. is P.O. Box 871, Lake Forest, Illinois 60045.

(11)                           The address for William Blair Capital Management LLC is 222 West Adams Street, 13th floor, Chicago, Illinois, 60606.

(12)                           The address for Tiger Technology Management LLC is 101 Park Avenue, 48th floor, New York, New York 10178-4700.

(13)                           The address for Federated Investors, Inc. is 1001 Liberty Avenue, Pittsburgh, Pennsylvania 15222.

(14)                           The address for Earnest Partners LLC is 1180 Peachtree Street, Suite 2300, Atlanta, GA 30309.

(15)                           Excludes shares beneficially owned by BTIP. Mr. Oakleigh B. Thorne is the beneficiary of a trust that is a limited partner in BTIP. Mr. Oakleigh B. Thorne is the father of Oakleigh Thorne, the Company’s Chief Executive Officer.

(16)                           Includes 728,827 shares issuable upon the exercise of options and 5,746 shares of the Company’s common stock issuable pursuant to Share Rights Awards and Deferred Stock Unit Awards issuable within 60 days of March 29, 2007.

Equity Compensation Plans

The following table summarizes the status of the Company’s equity compensation plans as of December 31, 2006:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants, and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity Compensation Plans approved by security holders:	$3,092,953		$11.51	1,931,105

Equity Compensation Plans not approved by security holders:	$33,471	(1)	$3.43	—

Total	$3,126,424			1,931,105

(1)  Includes:   (i)  options to purchase 27,665 shares of the Company’s common stock at an exercise price of $3.875 per share granted to BTIP  (see footnote 1 under the heading “2006 Outstanding Equity Awards at Fiscal Year-End” in Item 11 of this Annual Report on Form 10-K); and (ii) options to purchase up to 5,806 shares of the Company’s common stock granted to Jeri L. Korshak for services rendered as a director of the Company from January 1, 2000 through December 31, 2000.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

We may occasionally enter into transactions with certain “related persons.”  Related persons include our executive officers, directors, 5% or more beneficial owners of our common stock, immediate family members of these persons and entities in which one of these persons has a direct or indirect material interest.  We refer to transactions with these related persons as “related party transactions.”  The Audit Committee considers all relevant factors when determining whether to approve a related party transaction including, without limitation, whether the terms of the proposed transaction are at least as favorable to us as those that might be achieved with an unaffiliated third party.  Among other relevant factors, the Audit Committee considers the following:

•      the size of the transaction and the amount of consideration payable to a related person;

•      the nature of the interest of the applicable executive officer, director or 5% stockholder in the transaction;

•      whether the transaction may involve a conflict of interest;

•      whether the transaction involves the provision of goods or services to us that are available from unaffiliated third parties; and

•      whether the proposed transaction is on terms and made under circumstances that are at least as favorable to us as would be available in comparable transactions with or involving unaffiliated third parties.

The Company did not enter into any related party transactions in 2006.

In accordance with the rules of the Nasdaq National Market, the Board of Directors affirmatively determines the independence of each director in accordance with the standards of independence set forth in the Nasdaq listing standards. Based on these standards, and after consulting with the Company’s legal counsel, the Board of Directors determined that each of the following non-employee directors is independent and has no material relationships with the Company except as a director and stockholder:

Jack W. Blumenstein	Jeri L. Korshak
Christopher E. Girgenti	Robert H. Mundheim

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the fees billed for 2006 and 2005 for audit and other services provided to the Company by Grant Thornton, the Company’s independent registered public accounting firm (in thousands):

	2006	2005
Audit Fees	$824	$615
Audit-Related Fees	$115	$—
Tax Fees	$—	$—
All Other Fees	$—	$—
Total	$939	$615

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

The Company’s management submits requests to the Audit Committee for pre-approval of any such allowable services by the Company’s independent accountants. The Committee may delegate to the Committee Chairperson the authority to preapprove, on behalf of the Committee, the provision of permitted non-audit services, up to $2,500 per engagement, from the independent accountants as are permitted under the applicable rules and regulations; provided, however, that a report of all non-audit services pre-approved pursuant to this paragraph shall be presented to the Committee at its next scheduled meeting. In 2006, all of the audit and permitted non-audit services rendered by the Company’s independent accountants were approved by the Audit Committee.

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
Date: April 2, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:		/s/ OAKLEIGH THORNE
	Name:	Oakleigh Thorne
	Title:	Chief Executive Officer and Chairman
(principal executive officer)
Date: April 2, 2007

By:		/s/ REID SIMPSON
Name: Reid Simpson
	Title:	Chief Financial Officer
(principal financial officer)
Date: April 2, 2007

By:		/s/ DAVID REIS
David Reis
	Title:	Director of Corporate Accounting
(principal accounting officer)
Date: April 2, 2007

By:		/s/ JACK W. BLUMENSTEIN
Name: Jack W. Blumenstein
	Title:	Director
Date: April 2, 2007

By:		/s/ CHRISTOPHER E. GIRGENTI
Name: Christopher E. Girgenti
Title: Director
Date: April 2, 2007

By:		/s/ DOUGLAS H. KELSALL
Name: Douglas H. Kelsall
	Title:	Director
Date: April 2, 2007

By:		/s/ JERI L. KORSHAK
Name: Jeri L. Korshak
	Title:	Director
Date: April 2, 2007

By:		/s/ ROBERT H. MUNDHEIM
Name: Robert H. Mundheim
Title: Director
Date: April 2, 2007

EXHIBIT INDEX

Exhibit Number	Description
2.1(9)	Stock Purchase Agreement dated as of September 15, 2003, among Leeds Equity Partners III, I.P., Other Selling Parties Party Thereto, Datamark Inc. and the Registrant.
3.1(1)	Second Amended and Restated Certificate of Incorporation.
3.2(1)	Amended and Restated Bylaws.
4.1(1)	Specimen Common Stock Certificate.
4.2(1)	Amended and Restated Registration Agreement made as of December 21, 1998 by and among the Registrant, each of the Series A Investors, each of the Series B Investors and each of the Series C Purchasers
4.3(2)	Registration Agreement between Company and Blumenstein/Thorne Information Partners I, L.P.*
4.4(2)	Stock Option Agreement between Company and Blumenstein/Thorne Information Partners I, L.P.*
4.5(8)	Form of Stock Purchase Agreement dated as of August 13, 2003, among eCollege.com and the purchasers identified on the Schedule of Purchasers on Schedule A thereto.
4.6(10)	Stock Purchase Agreement dated as of October 31, 2003, among the Company and the Investors listed on Schedule I attached thereto.
4.7(10)	Registration Rights Agreement dated as of October 31, 2003, among the Company and the stockholders listed on Exhibit A thereto.
4.8(10)	Registration Rights Agreement dated as of October 31, 2003, between the Company and Capital Resource Partners IV, L.P.
4.9(10)	Form of Promissory Note dated October 31, 2003 issued by the Company to the parties identified on Schedule A thereto in the aggregate principle amount of $5,000,000.
4.10(10)	Common Stock Purchase Warrant of the Company dated October 31, 2003 issued to Capital Resource Partners IV, L.P.
4.11(11)	Waiver of Registration Rights under Registration Agreement between Company and Blumenstein/Thorne Information Partners I. L.P. dated August 15, 2003
4.12(11)

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

10.1(1)	Form of Indemnification Agreement by and between the Company and its outside directors.
10.2(1)	1999 Employee Stock Purchase Plan.*
10.3(1)	1999 Stock Incentive Plan.*
10.4(4)	Lease Agreement dated March 29, 2002 between Bedford Property Investors, Inc. and the Company.
10.6(5)	Employment Agreement dated as of September 5, 2002 between Robert S. Haimes and the Company.*
10.7(5)	Employment Agreement dated as of July 31, 2002 between Matthew Schnittman and the Company.*
10.8(5)	First Amendment to Lease Agreement dated September 30, 2002 between Bedford Property Investors, Inc. and the Company.
10.9(10)	Senior Subordinated Secured Note and Warrant Purchase Agreement dated as of October 31, 2003 among the Registrant, eCollege International, Inc. and Capital Resource Partners IV, L.P.
10.10(10)	Loan and Security Agreement dated as of October 30, 2003 among Silicon Valley Bank, the Company and Datamark Inc.
10.12(10)	Employment Agreement dated as of September 15, 2003 between Datamark Inc. and Thomas Dearden.*
10.13(11)	Lease Agreement dated April 9, 1998 between Boyd Enterprises Utah, LLC and Datamark Systems.
10.14(11)	First Amendment to Lease Agreement dated as of April 12, 2001 between Boyd Enterprises Utah, LLC and Datamark Systems, Inc.
10.15(11)	Second Amendment to Lease Agreement dated as of January 15, 2004 between Boyd Enterprises Utah, LLC and Datamark, Inc.
10.16(12)	Employment Agreement dated August 9, 2004 between Oakleigh Thorne and the Company.*
10.17(12)	Employment Agreement dated August 9, 2004 between Douglas H. Kelsall and the Company.*
10.18(12)	Employment Agreement dated August 9, 2004 between Reid E. Simpson and the Company.*
10.19(12)	Employment Agreement dated August 9, 2004 between Marguerite M. Elias and the Company.*
10.20(13)	Lease Agreement dated December 14, 2004 between One North LaSalle Properties LLC and eCollege.com.
10.21(13)	Amendment No. 1 to Senior Subordinated Secured Note and Warrant Purchase Agreement dated May 30, 2004 among the Registrant, eCollege International, Inc. and Capital Resource Partners IV, LP.
10.22(13)	Amendment No. 2 to Senior Subordinated Secured Note and Warrant Purchase Agreement dated December 28, 2004 among the Registrant, eCollege International, Inc. and Capital Resource Partners IV, LP.

10.23(13)	Loan Modification Agreement dated April 1, 2004 between Silicon Valley Bank, eCollege.com and Datamark, Inc.
10.24(13)	Loan Modification Agreement dated December 28, 2004 between Silicon Valley Bank, eCollege.com and Datamark, Inc.
10.25(13)	First Amendment to the Employee Stock Purchase Plan dated October 15, 2004.*
10.27(14)	Third Amendment to the Lease Agreement dated January 27, 2005 between Boyd Enterprises Utah, LLC and Datamark, Inc.
10.28(14)	First Amendment to the 1999 Stock Incentive Plan dated March 22, 2005.*
10.29(15)	Lease Modification Agreement dated February 26, 2005 between Peyton Building LLC and Datamark, Inc.
10.30(15)	Second Amendment to the 1999 Employee Stock Purchase Plan dated March 22, 2005.
10.31(15)	Fourth Amendment to the Loan and Security Agreement dated October 30, 2005 between Silicon Valley Bank, eCollege.com and Datamark, Inc.
10.32(16)	Fourth Amendment to Lease Agreement dated March 28, 2006 between Boyd Enterprises Utah, LLC and Datamark, inc.
10.33	Employment Agreement dated May 8, 2006 between Datamark, Inc. and Donald Bailey. *
10.34	Employment Agreement dated August 8, 2006 between James V. Allen and the Company. *
10.35	Third Amendment to Full Service Office Lease dated December 28, 2006 between LBA Realty Fund II — WBP III, LLC and eCollege.com.
21.1	Subsidiaries of Registrant.
23.1	Consent of Grant Thornton LLP.
23.2	Consent of KPMG LLP.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(11)                            Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2004.

(12)                            Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 16, 2004.

(13)                            Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2005.

(14)                            Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2005.

(15)                            Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2006.

(16)                           Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2006