Form 10-Q
period 2007-03-31
ECOLLEGE COM
filed 2007-05-09
CIK 1085653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March  31, 2007

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

As of May 4, 2007, 22,439,175 shares of our common stock were outstanding.

FORM 10-Q

For the Three Months Ended March 31, 2007

PART I
FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

eCollege.com and subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	March 31, 2007	December 31, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,642	$7,540
Accounts receivable, net of allowances of $86 and $49, respectively	10,747	6,084
Accrued revenue receivable	1,463	1,795
Deferred income taxes	1,827	1,827
Other current assets	1,515	1,078
Current assets of discontinued operations held for sale	21,375	20,557
Total current assets	45,569	38,881

Property and equipment, net	4,863	4,427
Software development costs, net	3,193	2,871
Other assets	275	270
Deferred income taxes	19,191	20,441
Noncurrent assets of discontinued operations held for sale	56,398	56,023
TOTAL ASSETS	$129,489	$122,913

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$794	$396
Other accrued liabilities	5,992	4,618
Deferred revenue, current portion	4,872	3,456
Current income taxes	149	40
Current portion of capital lease obligations	365	360
Current liabilities of discontinued operations held for sale	10,930	11,685
Total current liabilities	23,102	20,555

LONG-TERM LIABILITIES:
Deferred revenue, net of current portion	70	41
Other liabilities	452	49
Capital lease obligations, net of current portion	187	280
Long-term liabilities of discontinued operations held for sale	5,031	4,622
Total long-term liabilities	5,740	4,992
Total liabilities	28,842	25,547

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, no par value; 5,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value, 50,000 shares authorized, 22,397 and 22,314 shares issued, respectively, and 22,382 and 22,299 shares outstanding, respectively	224	223
Additional paid-in capital	150,207	148,796
Treasury stock at cost, 15 shares	(148)	(148)
Warrants, restricted stock rights, and options for common stock	3,304	3,304
Accumulated deficit	(52,940)	(54,809)
Total stockholders’ equity	100,647	97,366
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$129,489	$122,913

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

eCollege.com and subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	For the three months ended
	March 31, 2007	March 31, 2006
CONTINUING OPERATIONS
REVENUE:
Student fees	$13,484	$10,843
Campus and course fees and other revenue	1,336	1,185
Total revenue	14,820	12,028
COST OF REVENUE	4,293	3,162
Gross profit	10,527	8,866

OPERATING EXPENSES:
Product development	2,398	2,185
Selling and marketing	1,498	1,289
General and administrative	3,330	3,408
Total operating expenses	7,226	6,882

INCOME FROM OPERATIONS	3,301	1,984

Interest and other income	83	77
Interest expense	(30)	(31)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES, DISCONTINUED OPERATIONS AND ACCOUNTING CHANGE	3,354	2,030
Income tax expense	(1,402)	(782)

INCOME FROM CONTINUING OPERATIONS BEFORE DISCONTINUED OPERATIONS AND ACCOUNTING CHANGE	1,952	1,248

DISCONTINUED OPERATIONS
Income (loss) from discontinued operations, net of tax expense (benefit) of $131 and $(28), respectively	199	(199)

INCOME BEFORE ACCOUNTING CHANGE	2,151	1,049
Cumulative effect of accounting change, net of tax	—	28

NET INCOME	$2,151	$1,077

BASIC INCOME (LOSS) PER SHARE AMOUNTS
Income from continuing operations before accounting change	$0.09	$0.06
Income (loss) from discontinued operations, net of tax (benefit)	0.01	(0.01)
Income before accounting change	0.10	0.05
Cumulative effect of accounting change, net of tax	—	—
BASIC NET INCOME PER SHARE	$0.10	$0.05

DILUTED INCOME (LOSS) PER SHARE AMOUNTS
Income from continuing operations before accounting change	$0.08	$0.05
Income (loss) from discontinued operations, net of tax (benefit)	0.01	(0.01)
Income before accounting change	0.09	0.05
Cumulative effect of accounting change, net of tax	—	—
DILUTED NET INCOME PER SHARE	$0.09	$0.05

WEIGHTED AVERAGE SHARES OUTSTANDING—BASIC	22,368	22,040
WEIGHTED AVERAGE SHARES OUTSTANDING—DILUTED	23,039	23,010

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

eCollege.com and subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the three months ended
	March 31, 2007	March 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$2,151	$1,077
Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation	675	781
Loss on dispositions of assets	7	1
Accrued interest	17	—
Provision for doubtful accounts	85	(12)
Amortization of capitalized internal-use software development costs	236	147
Amortization of intangible assets	—	414
Amortization of debt issuance costs and discounts on debt	7	258
Stock-based compensation	1,130	1,004
Cumulative effect of accounting change	—	(28)
Excess tax benefits from issuance of stock-based awards	(167)	(137)
Deferred income taxes	1,348	725
Changes in—
Accounts receivable and accrued revenue receivables	(3,190)	(2,644)
Other current assets	(445)	(1,214)
Other assets	(15)	72
Accounts payable and accrued liabilities	1,264	1,180
Deferred revenue and customer advances	1,466	3,842
Other liabilities	391	(96)
Net cash provided by operating activities	4,960	5,370

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,459)	(1,376)
Proceeds from disposition of property and equipment	3	—
Capitalized internal-use software development costs	(581)	(308)
Net cash used in investing activities	(2,037)	(1,684)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock net of tax payments	114	(54)
Payments on capital lease	(107)	(92)
Excess tax benefits from issuance of stock-based awards	167	137
Net cash provided by (used in) financing activities	174	(9)

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,097	3,677
DISCONTINUED OPERATIONS CASH ACTIVITY INCLUDED ABOVE:
Add: Cash Balance of discontinued operations at beginning of the period	8,741	13,410
Less: Cash Balance of discontinued operations at end of the period	10,736	16,720
CASH AND CASH EQUIVALENTS, beginning of the period	7,540	9,627
CASH AND CASH EQUIVALENTS, end of the period	$8,642	$9,994

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

Business Activity

eCollege is an outsource provider of value-added information services to the post-secondary education industry.  eCollege’s eLearning division provides outsourced technology, products and services that enable colleges, universities and elementary and high schools (“K-12 schools”) to offer online, distance and hybrid educational programs as well as on-campus courses. As an on-demand software vendor, the Company provides its customers access to its software products, which include online courses and campuses as well as content management, program management, reporting and evaluation solutions, through hosting services in our reliable data centers. eCollege also provides services that complement its software, including design, development and management of online campuses and courses as well as ongoing administration, faculty and student support. eCollege’s suite of products and services provides customers with the flexibility to either outsource the development of their online campus and courses or select individual products and services to meet their unique needs.

Datamark provides integrated enrollment marketing products and services, primarily to the proprietary post-secondary school industry. The products and services offered by Datamark are focused directly  on recruiting (lead generation) and enrollment (lead conversion). In addition, by generating higher quality leads and correspondingly higher conversion rates, Datamark’s services help clients improve their  student retention. Lead generation products consist primarily of direct mail, interactive marketing and media placement solutions that are designed to attract the interest of the most likely candidates for enrollment. Enrollment products and services include lead conversion systems to enhance the performance of customers’ admissions employees , as well as post-lead communication campaigns to increase the number of leads that actually convert into enrollments.  Effective September 30, 2006, Datamark discontinued its admissions training  and retention product lines.

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

Reclassification of Prior Periods

The Company’s condensed consolidation statement of operations for the three months ended March 31, 2006 has been reclassified to present the Datamark business as a discontinued operation. For further information on the discontinued operation, see Note 3.

(2) Summary of Significant Accounting Policies

Consolidation and Operating Segments

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The Company has eliminated intercompany transactions and balances in consolidation.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such regulations. It is suggested that these condensed consolidated financial statement be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The unaudited condensed consolidated financial statements reflect all adjustments and disclosures that are, in the opinion of management, necessary for a fair presentation. All such adjustments are of a normal recurring nature. The results of operations for the interim period ended March  31, 2007 are not necessarily indicative of the results for the full fiscal year.

As a result of the Board’s decision to initiate a process to sell Datamark, the results of operations for Datamark have been presented as discontinued operations for all periods presented, and the  Company now operates in one segment: eLearning . Substantially all of the Company’s identifiable assets are in the United States, and results of operations outside the United States are not material.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions. These estimates and assumptions may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Some of the most significant areas for which management uses significant estimates and assumptions are revenue recognition, estimating the fair value and forfeitures of stock-based awards, valuing goodwill and identified intangible assets, establishing estimated useful lives for identified intangible assets with finite lives, evaluating the valuation reserve for deferred tax assets, establishing reserves for uncollectible accounts receivable, accounting for the issuance of debt obligations and reporting business dispositions.

Revenue Recognition

The majority of the Company’s revenue from continuing operations for the three months ended March 31, 2007 and 2006 was generated from enrollment fees for students enrolled in online courses. Other eLearning revenue includes service fees for academic, technical and other professional consulting services. Revenue from discontinued operations is primarily generated from the sale of direct mail advertising campaigns, interactive marketing services and media placement services.

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

Discontinued Operations

Enrollment division revenues are primarily generated from the sale of direct mail, interactive marketing and media placement services. For the three months ended March 31, 2007, Datamark derived other revenue from admissions shopper, research services and bundled lead generation and admissions services. For the three months ended March 31, 2006, Datamark also derived other revenue from the sale of its retention and admissions training product lines, which were discontinued effective September 30, 2006.

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

Under Datamark’s service fee-based interactive product model the customer procures the lead and Datamark provides lead “scrubbing,” media management, analytic and other services. Under these contracts, which generally have terms of one year, Datamark receives monthly fixed management fees, with opportunities for performance-based bonuses. Fixed fees from these arrangements are recognized as revenue when services are provided, and incentive revenue is recognized as the incentives are earned.

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

Other enrollment marketing revenue sources include retention services and admissions training for the three months ended March 31, 2006 and admissions shopper, research services and bundled lead generation and admissions services for both periods presented. For retention services, Datamark charges a fee based on the number of students actively enrolled in a particular month, as well as a one-time product implementation fee that is recognized as revenue over the contract period. Contracts for admissions training, admissions shopper and research services are negotiated based on scope of work. These services are provided on an hourly or project rate and revenues are recognized when services are performed. For its bundled lead generation and admissions services, Datamark receives a share of tuition revenue per enrollment. Such revenues are recognized at the time the leads are enrolled and attending class.

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

On January 1, 2006 we adopted SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), using the modified-prospective transition method. SFAS 123(R) clarifies and expands the guidance in SFAS 123 in several areas, including measuring fair value and attributing compensation cost to reporting periods. Changes prescribed by SFAS 123(R) include a requirement that we estimate forfeitures of share-based awards at the date of grant, rather than recognizing forfeitures as incurred as permitted by SFAS 123. As a result of adopting SFAS 123(R), in the first quarter of 2006 we recognized an after-tax gain of $28,000 ($46,000 pre-tax), or $0.00 per diluted share, as the cumulative effect of this change in accounting principle. To account for the tax effects of stock based compensation, FAS 123R requires a calculation to establish the beginning pool of excess tax benefits, or the additional paid-in capital (APIC) pool, available to absorb any tax deficiencies recognized after the adoption of FAS 123R. Tax deficiencies arise when the actual tax benefit from the tax deduction for share-based compensation at the statutory tax rate is less than the related deferred tax asset recognized in the financial statements. We have elected the alternative transition method for calculating the APIC pool as described in FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.”

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

Stock-based compensation expense for the three months ended March 31, 2007 totaled approximately $1.1 million (comprised of  $703,000 for continuing operations and $411,000 for discontinued operations) and included $2,000 for stock options, $77,000 for the ESPP, $375,000 for restricted share rights, $631,000 for stock appreciation rights and $45,000 for deferred stock units.  Stock-based compensation expense for the three months ended March 31, 2006 totaled approximately $958,000 (comprised of  $723,000 for continuing operations and $235,000 for discontinued operations) and included $10,000 for stock options, $115,000 for the ESPP, $325,000 for restricted share rights, $479,000 for stock appreciation rights and $38,000 for deferred stock units.

Stock-based compensation expense for continuing operations for the three months ended March 31, 2007 totaled approximately $703,000 and included $2,000 for stock options, $58,000 for the ESPP, $162,000 for restricted share rights, $452,000 for stock appreciation rights and $45,000 for deferred stock units.  Stock-based compensation expense for continuing operations for the three months ended March 31, 2006 totaled approximately $723,000 and included $10,000 for stock options, $84,000 for the ESPP, $199,000 for restricted share rights, $401,000 for stock appreciation rights and $38,000for deferred stock units.

Stock-based compensation expense for discontinued operations for the three months ended March 31, 2007 totaled approximately $411,000 and included $19,000 for the ESPP, $213,000 for restricted share rights and $179,000 for stock appreciation rights.  Stock-based compensation expense for discontinued operations for the three months ended March 31, 2006 totaled approximately $235,000 and included $31,000 for the ESPP, $126,000 for restricted share rights and $78,000 for stock appreciation rights.

For the three months ended March 31, 2007 and 2006, $16,000 and $9,000, respectively, of stock-based compensation was capitalized as a component of software development costs for continuing operations.

Recognition and Reporting of Planned Datamark Disposition

In light of the Company’s decision to initiate a process for the sale of the Enrollment division, it was necessary for the Company to determine how Datamark’s results are presented within the Company’s consolidated financial statements and whether the assets of that business are recoverable. The following summarizes the significant accounting policies and judgments associated with a decision to dispose of a business.

A discontinued operation is a business component that meets several criteria. First, it must be possible to clearly distinguish the operations and cash flows of the component from other portions of the business. Second, the operations need to have been sold or classified as held for sale. Finally, after the disposal, the cash flows of the component must be eliminated from continuing operations and the corporation may not have significant continuing involvement in the business. Significant judgments are involved in determining whether a business component meets the criteria for discontinued operations reporting and the period in which these criteria are met.

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

Goodwill and Identified Intangible Assets with Indefinite Lives

Goodwill and purchased intangible assets with indefinite useful lives are not amortized.  The Company reviews goodwill and identified intangible assets with indefinite lives for impairment annually and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable.  Following the Board’s decision in October 2006 to initiate a process for the sale of the Enrollment division, the Company completed an analysis to assess the recoverability of the carrying value of the division’s assets. This analysis was performed using a two-step impairment test.  In the first step, we compared the fair value of the reporting unit to its carrying value. In the second step, we compared the carrying value to the implied fair value of the goodwill under a theoretical purchase allocation scenario. This review was comprehensive across all of the identified intangible assets established as part of the acquisition of Datamark, in addition to those assets reported in the divisional financial statements of the Enrollment division. Based upon this analysis, it was determined that the overall fair market value of Datamark’s assets was less than the current carrying value of its tangible and intangible assets. As a result of the impairment analysis, the Company recorded $9.7 million, pre-tax, of impairment charges to discontinued operations in the fourth quarter of 2006. At the time of this filing, based upon available information, the Company does not believe that any further adjustment to the current carrying value of the Datamark assets is required. However, the sales process for Datamark continues and no offers have been accepted. As disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, the Company may be required to record additional impairment charges in connection with a sale of Datamark if the agreed upon sales price, or fair value, is lower than its carrying value.

All goodwill, amortization of intangibles and impairment charges are reported in discontinued operations within the Company’s financial statements. At March 31, 2007, long-term assets held for sale included $45.1 million of goodwill and $7.0 million of intangible assets.

Identified Intangible Assets with Finite Lives

Intangible assets with finite lives are amortized using the straight-line method over the estimated economic lives of the assets, ranging from five to eight years. The Company reviews long-lived assets to be held and used for impairment whenever there is an indication that the carrying amount may not be recoverable from future estimated cash flows.  Intangible assets and related amortization associated with Datamark are reported in discontinued operations within the condensed consolidated financial statements. Assets used in discontinued operations are not amortized after being classified as held for sale.

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

The Company’s effective tax rate of 41.8% for continuing operations for the three months ended March 31, 2007 reflects the impact of establishing valuation allowances against certain state net operating loss tax assets.

We adopted the provisions of Financial Standards Accounting Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109 (“SFAS 109”) on January 1, 2007. The Company recognized the adoption of FIN 48 as a $282,000 increase to reserves for uncertain tax positions and a corresponding decrease to retained earnings.   The $282,000 adjustment included $15,000 of accrued interest and penalties.  The reversal of any or all of the reserves for uncertain tax positions would impact our effective tax rate. As of March 31, 2007, the amount of unrecognized tax benefits remains unchanged.

We recognize interest and penalties related to uncertain tax positions in income tax expense.

We are subject to taxation by the U.S. and various states.  With few exceptions, the Company is no longer subject to U.S. federal, state, local or foreign examinations by tax authorities for years before 2002.

Earnings Per Share

Basic earnings per share is computed by dividing net income for the period by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by: (i) adjusting net income for the effects, if any, of assuming the conversion of certain convertible securities; and (ii) adjusting the weighted average number of shares outstanding for the effects, if any, of common shares issuable upon the conversion or exercise of certain securities such as warrants and options for common stock outstanding during the period, if the effect of such adjustments is dilutive. Certain options, warrants and other common stock equivalents were dilutive as of March 31, 2007 and 2006 and, using the treasury stock method, resulted in an additional 671,000 and 970,000, respectively, weighted-average common shares outstanding for the computation of diluted earnings per share for the three months ended March 31, 2007 and 2006.  Common stock equivalents for the three months ended March 31, 2007 and 2006 which would have been included except for their anti-dilutive effect are 148,000 and 23,000, respectively.

The Company has not paid cash dividends on its stock, and is currently precluded from doing so under its revolving credit agreement.

Accounts Receivable

The terms of our accounts receivable are predominantly net 30 days for the eLearning division. The Company maintains an allowance for doubtful accounts based upon management’s estimate of the expected collection of accounts receivable. At March 31, 2007 and December 31, 2006, the allowance for doubtful accounts for continuing operations was $86,000 and $49,000, respectively, and accounts receivable net of allowances totaled $10.7 million and $6.1 million, respectively.

Foreign Currency

The Company transacts business outside of the United States in the currency of the foreign country.  This includes the receipt of payments from customers and payments to vendors.  In accordance with SFAS No. 52, “Foreign Currency Translation,” the Company values the foreign currency on a transaction basis and the gain or loss is included in net income.  For the three months ended March 31, 2007 and 2006, the Company recognized foreign currency exchange losses of approximately $3,000 and $12,000, respectively.

Software Development Costs

The Company’s activities include ongoing development of internal-use software used in connection with delivery of services via its proprietary software platform and network. Pursuant to the provisions of the AICPA’s Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”), costs incurred during the application development stage are capitalized and costs incurred during the preliminary project and post-implementation stages are expensed as incurred.  The Company capitalized $558,000 and $308,000 in software development costs for continuing operations for the three months ended March 31, 2007 and 2006, respectively. Given the Company’s ongoing investment and development, the Company expects to incur costs for the development of internal-use software in the future that are required under SOP 98-1 to be capitalized and amortized over the software’s estimated useful life.

Capitalized software development costs are amortized using the straight-line method over their estimated useful lives, generally three years. Amortization begins when the software is ready for its intended use. The Company recorded $236,000  and $147,000 of amortization expense for continuing operations for the three months ended March 31, 2007 and 2006, respectively; such amortization included $1,000 and $500, respectively, of stock-based compensation costs.

Other Accrued Liabilities

Other accrued liabilities for continuing operations as of March 31, 2007 and December 31, 2006 are shown below (in thousands):

	March 31, 2007	December 31, 2006
Accrued compensation and related taxes	$3,343	$2,709
Other accruals	2,649	1,909
Total other accrued liabilities	$5,992	$4,618

(3) Discontinued Operation

Following the Board’s decision to initiate a process to sell Datamark, and based upon review of applicable accounting policies, the Company believes that the operations of the Enrollment division should be reported as discontinued operations.  See Note 2 as well as a discussion of other accounting policies that impact discontinued operations for a discussion of the significant accounting policies and judgments involved in this determination. Results of operations from discontinued businesses are reported in the Company’s condensed consolidated statements of operations, net of taxes, in income (loss) from discontinued operations.  The assets and liabilities of discontinued operations are separately reported in the Company’s condensed consolidated balance sheets.  The condensed consolidated statements of operations for the three months ended March 31, 2006 have been reclassified to present Datamark as a discontinued operation.

Results of Discontinued Operations

Summary results of operations for the Enrollment division, which are reflected as discontinued operations in our condensed consolidated statements of operations for the three months ended March 31, 2007 and 2006, are as follows:

	Three Months Ended March 31,
Enrollment Division	2007	2006
Revenue	$13,460	$15,395
Operating income	255	615
Interest income (expense) - net	75	(842)
Income (loss) before income tax	330	(227)
Income tax benefit (expense)	(131)	28
Total net income (loss) from discontinued operations	$199	$(199)

The Company records stock-based compensation expense in connection with the grant of stock options, stock awards under our ESPP, stock appreciation rights, deferred stock units and restricted share rights to employees, officers, and directors in accordance with SFAS 123(R), which we adopted January 1, 2006, and previously, in accordance with SFAS 123, adopted January 1, 2003.  The deferred charges are amortized over the relevant vesting periods of such awards, which range from one to five years. The discontinued operations recorded $411,000 and $235,000 of stock-based compensation in the three months ended March 31, 2007 and 2006, respectively.

We allocate interest to discontinued operations in accordance with EITF Issue No. 87-24 “Allocation of Interest to Discontinued Operations.”

Assets and Liabilities of Discontinued Operations

Assets and liabilities classified as discontinued operations held for sale on our condensed consolidated balance sheets as of March 31, 2007 and December 31, 2006 include the following:

	March 31, 2007	December 31, 2006
	(In thousands)
Assets:
Cash and cash equivalents	$10,736	$8,741
Receivables and accrued revenue receivables	8,959	10,186
Deferred income tax assets	697	697
Other current assets	983	933
Total current assets	21,375	20,557
Property and equipment, net	3,982	3,644
Software development costs, net	191	167
Goodwill	45,134	45,134
Intangible assets, net	6,953	6,953
Other assets	138	125
Total assets	$77,773	$76,580

Liabilities:
Accounts payable	$7,239	$7,447
Customer advances	1,306	1,298
Other current liabilities	2,385	2,940
Total current liabilities	10,930	11,685
Long-term debt, net of current portion	932	930
Deferred income tax liabilities	3,801	3,652
Other long-term liabilities	298	40
Total liabilities	$15,961	$16,307

Operating Leases

Discontinued operations include operating lease obligations with aggregate future minimum lease commitments as of March 31, 2007 as follows: $744,000 in 2007, $1.0 million in 2008, $1.0 million in 2009, $948,000 in 2010, $711,000 in 2011 and $381,000 thereafter.

Debt

A majority of the Company’s debt and related financing transactions are directly associated with the Datamark business and have been classified in discontinued operations on our condensed consolidated statements of operations and as liabilities of  discontinued operations held for sale on our condensed consolidated balance sheets.  Specifics of this debt and related financing transactions are discussed below.

Long-Term Debt

Capital Lease

In June 2006, Datamark acquired a printing press costing $437,000 under a capital lease carrying an imputed interest rate of 7.5% and payable in 60 monthly installments.  The accumulated depreciation on the lease at March 31, 2007 was $73,000.  At March 31, 2007, the lease had the following scheduled repayments (in thousands):

Year ending
2007	$79
2008	105
2009	105
2010	105
2011	44
Total	438
Less: Interest included in above	63
Lease obligation at March 31, 2007	$375

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

Seller Notes

Also in connection with the acquisition of Datamark in October 2003, the Company issued Seller Notes totaling $12.0 million.  The Seller Notes, with interest and principal due in 2008, were comprised of a series of notes issued to the selling stockholders, aggregating to $7.0 million (face amount) and bearing simple interest at a rate of 10.0% per annum, and another series of notes, aggregating to $5.0 million (face amount) and bearing interest at a rate of 10.0%, compounded annually. All of the simple interest notes, as well as $3.0 million (face amount) of the annually compounding notes, were repaid in 2004, and an additional $1.5 million (face amount) of the annually compounding notes was repaid in the second quarter of 2006 The carrying value of the remaining Seller Notes was $637,000 at March 31, 2007, with an unamortized discount of $56,000 and accrued interest payable of $193,000.

The following is a summary of the Company’s long-term debt and capital lease obligations relating to discontinued operations as of March 31, 2007 and December 31, 2006, respectively (in thousands):

	March 31, 2007	December 31, 2006
Seller note, 10% face interest rate, 14.9% effective interest rate, interest and principal due October 31, 2008, face amount of $500,000	$637	$614
Capital lease obligations	375	394
Total	1,012	1,008
Less current portion	(80)	(78)
Long-term portion	$932	$930

The following is a schedule by year of future principal debt payments relating to discontinued operations as of March 31, 2007. Amounts represent the contractual cash payments of our debt and exclude the debt discounts discussed above (in thousands):

Year ending December 31,	Seller Notes	Capital Lease	Total
2007	$—	$59	$59
2008	500	84	584
2009	—	91	91
2010	—	98	98
2011	—	43	43

Total principal	$500	$375	$875

(4) Debt

A majority of the Company’s debt and related financing transactions are directly associated with the Datamark business and have been classified within the results of discontinued operations in the condensed consolidated financial statements. See Note 3 for detailed information concerning such debt and related transactions.

Revolving Line of Credit

In October 2005, the Company restructured its bank credit facility and obtained a $15.0 million revolving line of credit (the “Revolver”) that matures on October 31, 2007. The interest rate on the Revolver is equal to the bank’s prime rate (8.25% at March 31, 2007). The Revolver contains certain financial covenants, including requirements that the Company maintain a specified minimum ratio of quick assets to current liabilities and a specified minimum level of Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”).  The Revolver is secured by all of the Company’s assets. As of March 31, 2007, the Company had no borrowings under the Revolver and was in compliance with all financial covenants.

Long-Term Debt

Capital Lease Obligations

The Company has acquired certain computer hardware and software under two capital leases provided by the vendors. The principal terms of the leases are as follows (outstanding balances in thousands):

Lease Date	Term	Imputed Interest Rate	Balance Outstanding at March 31, 2007
April 2005	3 years	7.5%	$205
February 2006	3 years	5.3%	347
Total			$552

Schedules of Long-Term Capital Lease Obligations

The following is a summary of the Company’s long-term capital lease obligations as of March 31, 2007 and December 31, 2006, respectively (in thousands):

	March 31, 2007	December 31, 2006
Capital lease obligations	$552	$640
Less current portion	365	360
Long-term portion	$187	$280

The following is a schedule by year of future capital lease payments as of March 31, 2007 (in thousands):

Period ending December 31,
2007	$291
2008	257
2009	32
Total payments	580
Less: Interest included in the above	28
Capital lease obligations at March 31, 2007	$552

Letters of Credit

The Company maintains two letters of credit with the provider of the Revolver in the amounts of $300,000 and $62,000 under which the vendor of the Company’s back-up computer systems and the landlord of the Company’s Denver facilities are the respective beneficiaries.

In addition, the Company maintains a letter of credit in the amount of $250,000 with Colorado Business Bank under which Silicon Valley Bank is the beneficiary. The letter of credit is secured by a certificate of deposit in the amount of $260,000 as of March 31, 2007. The letter of credit automatically renewed for one year on May 5, 2007 and will automatically renew on May 5, 2008 and on each May 5 thereafter unless the Company provides notice of its desire to terminate the letter of credit.

(5) Commitments and Contingencies

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

While the Company cannot predict with certainty either Datamark’s potential exposure for prior tax periods or the outcome of the actions it has undertaken in mitigation of the potential liability as described in the preceding paragraph, it has estimated its exposure to sales and use tax liability and related interest and penalties, if any, in all jurisdictions at issue to be within a range of $706,000 to $1,633,000. Of this exposure, an estimated range of $127,000 to $252,000 relates to periods that precede eCollege’s acquisition and should be borne by selling stockholders; the remaining range of $579,000 to $1,381,000 relates to periods between the acquisition date and the dates on which VDAs were filed.  As of March 31, 2007, the Company had a reserve of $368,000 (net of $405,000 of payments made prior to March 31, 2007) associated with sales and use tax liability for prior tax periods, as well as an offsetting receivable of $176,000 from Datamark’s former stockholders to reflect that portion of the estimated liability that relates to periods preceding the Datamark acquisition. The Company believes that the reserve and the receivable are reasonable; however, we will evaluate Datamark’s sales and use tax liability associated with the prior periods on a periodic basis and may adjust our reserve and receivable estimates in future periods based on the outcome of our mitigation efforts. Datamark is also recording sales tax liabilities as required for periods subsequent to the periods covered by the VDAs. Datamark has begun to collect sales tax from its customers as required by the three states in which VDAs are completed, and following the completion of the VDA process and the SSTP registration in various other states, Datamark intends to collect and remit taxes from its customers in those states as well. The Company does not believe that Datamark will incur material liability for sales and use taxes going forward.

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

Operating Lease Obligations

The Company’s continuing operations lease office space and equipment under various non-cancelable operating leases. At March 31, 2007, the aggregate future minimum lease commitments for continuing operations were as follows (in thousands):

Period ending December 31,
2007	$1,050
2008	1,419
2009	1,470
2010	1,062
Total	$5,001

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Item 2 and other portions of this Report on Form 10-Q contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 which reflect our current expectations and beliefs regarding the Company’s future results of operations and performance and other future developments.  You can identify these forward-looking statements when you see us using words such as “expect,” “anticipate,” “estimate,” “plan,” “believe” and other similar expressions, and such statements include, but are not limited to, statements concerning the Company’s plans to offer additional products or services, the timing of any such offerings and the expected benefits to customers of any such offerings, expected technology developments, the Company’s growth strategy, future financial and operating results, future enrollment levels, future levels of capital expenditures, expected seasonality, the Company’s plans to divest its Enrollment division and any other statements that are not historical facts.

We caution our readers that these forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of, among other things, the factors described under the caption “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006, and in the Company’s other filings with the SEC.  We advise readers not to place undue reliance on the forward-looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report.  We undertake no obligation to update or revise these forward-looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, other than as required by law.

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

Overview

eCollege is an outsource provider of value added information services to the post-secondary education industry. Our eLearning division provides technology, products and services that enable colleges, universities and K-12 schools to offer online distance and hybrid educational programs as well as on-campus courses.  Datamark, our Enrollment division, provides integrated enrollment marketing services to the proprietary post-secondary school industry. In the fall of 2006, the Company undertook an in-depth strategic analysis of the Enrollment division’s business and prospects and determined that although the prospects for the business remain positive, its projected growth rates were not consistent with the Company’s strategic plans. In October 2006, the Board unanimously determined that the Company should initiate a process for the sale of the Enrollment division, and the Company engaged Evercore Group L.L.C. to assist in marketing Datamark to prospective purchasers. The marketing process continues as of the filing date of this Report.

Our growth strategy for the eLearning division is aimed at providing value added information services along the student life cycle to our target market, which consists of for-profit and growth oriented not-for-profit post-secondary schools, colleges, universities and K-12 schools in the United States and Canada.  The student life cycle is the chain of activities and interactions a student goes through, from the beginning of the decision to enroll in or return to school, through the completion of courses and programs, to graduation and career placement and progression. Our goal is to provide our customer institutions with value added solutions along this chain, thereby helping to ensure the efficient and effective growth of their educational programs.  We recently decided to invest in the international expansion of our eLearning business, initially by supporting United States clients who are expanding internationally and then by moving into selected international markets over the next several years. We do not expect our international expansion to generate significant revenue in 2007.

Our Solution

eLearning

The eCollege Outsource Solution consists of our proprietary hosted software and services that facilitate the creation of online programs by our customers and support their operational and academic needs, and includes: eCollege Teaching Solutions SM, eCollege Program Administration Solutions SM, and our technology infrastructure. The eCollege Teaching Solutions include our fully online course product (eCourse) designed for distance learning and hybrid learning (which encompasses both online and face-to-face class sessions), eCompanion, our lower-priced online supplement to a face-to-face or on-campus course, and eCollege Content Manager, which is designed to help customers centrally manage Web-based content items. Our Program Administration Solutions assist our customers’ administrators in enhancing overall program quality and efficient administration, and include online portal products, consulting services, a wide range of standard and custom reports, course and instructor evaluation solutions, and Program Intelligence Manager, an interactive analysis toolset that enables customers to identify and act on key drivers affecting student satisfaction, course quality, and completion and retention rates. eCollege also offers a suite of professional services that complement its Teaching and Program Administration Solutions. Such services include help desk; course development, design and related consulting services; and technical consulting services.

Discontinued Operations

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

Please refer to our Annual Report on Form 10-K for the year ended December 31, 2006 for a detailed description of our products and services.

Seasonality

Because the majority of our eLearning revenue is derived from the number of students our customers have enrolled in online courses delivered on our Course Management System, our results of operations are impacted by the seasonality inherent in the traditional academic calendar. However, in 2006, we continued to see our customers offer more non-traditional course terms (i.e. quarterly, monthly and bi-monthly), which has somewhat mitigated the seasonality of our results. We expect this trend to continue in 2007. As a result of the seasonality in our business, sequential quarter-to-quarter financial results are not directly comparable.

Critical Accounting Policies

Revenue recognition, accounting for discontinued operations, accounting for stock-based compensation, accounting for the issuance of debt obligations, valuation of goodwill and identifiable intangible assets, amortization of intangible assets, software development costs and income taxes are all critical accounting policies for our Company. These policies have been discussed with, and are evaluated by, our Audit Committee and are consistent with the policies in effect during 2006. Each of the policies is discussed in detail in our Annual Report on Form 10-K for the year ended December 31, 2006 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies.”

Results of Operations for the Three Months Ended March 31, 2007 and 2006

Continuing Operations

Revenue.  eLearning revenue increased $2.8 million, or 23%, to $14.8 million for the three months ended March 31, 2007 from $12 million for the three months ended March 31, 2006,  due primarily to a $2.6 million increase in student fees from online courses.

Student fees increased by $2.6 million, or 24%, to $13.5 million for the three months ended March 31, 2007 from $10.8 million for the three months ended March 31, 2006.  Our eLearning customers benefit from volume discounts on their student technology fees based on the success of their distance programs. In addition, they often guarantee a minimum amount of student technology fees for each year they are under contract with us, for which they receive further discounts on our services. Therefore, the 24% increase in our student fee revenue was not directly proportional to the increase in our customers’ online student enrollments. For the 2007 Spring academic term, which impacts both the first and second quarters of 2007, the total number of distance student enrollments supported by the eLearning division is expected to be approximately 695,000, up 32% from approximately 528,000 distance student enrollments in the spring term of 2006. We expect the trend of distance enrollment growth outpacing associated revenue growth to continue for the remainder of 2007.

Campus fees and other revenue increased by $151,000, or 13%, to $1.3 million for the three months ended March 31, 2007 from $1.2 million for the three months ended March 31, 2006. The increase is primarily due to increased acceptance of new products by our customers.

Cost of Revenue.  Cost of revenue for the three months ended March 31, 2007 increased by $1.1 million, or 36%, to $4.3 million (29% of revenue) from $3.2 million (26% of revenue) for the three months ended March 31, 2006.  The increase resulted primarily from increases of $249,000 in depreciation and amortization due in part to investments in the second data center, $378,000 in staff related expenses, $92,000 in costs associated with the introduction of a new product and $60,000 in stock-based compensation.

Gross Profit.  We realized $10.5 million of gross profit for the three months ended March 31, 2007, up from $8.9 million for the three months ended March 31, 2006.  Gross profit margin decreased from 74% in the prior period  to 71% in the three months ended March 31, 2007.

Product Development.  Including the impact of capitalized software development costs, product development expenses increased by $213,000, or 10%, to $2.4 million for the three months ended March 31, 2007 from $2.2 million for the three months ended March 31, 2006.  The increase resulted primarily from increases of $78,000 in staff related expenses, $110,000 in consulting costs and $55,000 in expenses for technology maintenance.

Selling and Marketing.  Selling and marketing expenses increased from $1.3 million for the three months ended March 31, 2006 to $1.5 million for the three months ended March 31, 2007, an increase of $209,000, or 16%.  The increase resulted primarily from  an aggregate increase of $186,000 in salaries, commissions, benefits and other staff related expenses.

General and Administrative.  General and administrative expenses decreased by $78,000, or 2%, to $3.3 million for the three months ended March 31, 2007 from $3.4 million for the three months ended March 31, 2006. The decrease resulted primarily from a $229,000 decrease in self-insured medical costs and a $78,000 decrease in audit and consulting fees, offset by a $259,000 increase in legal expenses .

Our continuing operations recorded stock-based compensation of $703,000 for the three months ended March 31, 2007, a decrease of $20,000 from $723,000 for the three months ended March 31, 2006.  The decrease primarily reflects lower expenses associated with the employee stock purchase plan and restricted stock, offset by higher stock appreciation rights expense. Stock-based compensation expense for the three months ended March 31, 2006 is net of an after-tax gain of $28,000 ($46,000 pre-tax) that resulted from the SFAS 123(R) requirement that we estimate forfeitures at the grant date instead of recognizing them as incurred.  A portion of the Company’s non-cash stock-based compensation expense was allocated to cost of revenue, selling and marketing expense and product development expense, as appropriate, based on the recipients of the awards; however, the majority of the stock-based compensation expense relates to our executive team and was therefore included in general and administrative expense.

Other Income (Expense).  Interest and other income increased by $6,000, or 8%, to $83,000 for the three months ended March 31, 2007 from $77,000 for the three months ended March 31, 2006.  The increase is primarily attributable to interest earned on increased cash balances.

Income Tax Expense.  Income tax expense increased by $620,000, or 79%, to $1.4 million for the three months ended March 31, 2007 from $782,000 for the three months ended March 31, 2006.  The increase is due to our increased pre-tax income and expense associated with valuation allowances for certain state net operating loss tax assets.  For the three months ended March 31, 2007, the effective tax rate was 41.8 percent.  Cash expenditures for income taxes totaled $142,000 and $53,000, respectively, for the three months ended March 31, 2007 and 2006.

Net Income.  Net income from continuing operations increased by $704,000, or  56%,  to $2.0 million, or $0.09 per basic and $0.08 per diluted share, for the three months ended March 31, 2007, from net income of $1.2 million, or $0.06 per basic and $0.05 per diluted share, for the three months ended March 31, 2006.

Discontinued Operations

Revenue.  Revenue from discontinued operations decreased by $1.9 million, or 13%, to $13.5 million for the three months ended March  31, 2007 from $15.4 million for the three months ended March 31, 2006. The decrease resulted  primarily from the loss of a significant customer’s direct mail business, offset in part by new business.

Operating Income. Operating income decreased by $360,000, or 59%, to $255,000 for the three months  ended March  31, 2007 from $615,000 for the three months  ended March  31, 2006. This decrease was primarily due to the reduction in direct mail revenue.

Income Before Income Taxes. Income before income taxes increased by $557,000 to $330,000 for the three months ended March 31, 2007 from  a loss of $227,000  for the three months ended March 31, 2006, primarily due to savings in interest expense of $903,000 resulting from debt repayment, offset in part by reduced operating income .

Income Tax (Benefit). Income tax expense for discontinued operations increased by $159,000 to $131,000 for the three months  ended March 31, 2007 from a $28,000 tax benefit for the three months  ended March  31, 2006.

Net Income (Loss).   Net income from discontinued operations increased by $398,000 to $199,000 for the three months ended March 31, 2007 from a loss of $199,000 for the three months ended March 31, 2006.

For more information on discontinued operations, see Note 3 to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

Consolidated

Consolidated Net Income. Our consolidated net income increased by $1.1 million to $2.2  million, or $0.10 per basic share and $0.09 per diluted share, for the three months  ended March  31, 2007, from consolidated net income of $1.1 million, or $0.05 per basic and diluted share, for the three months ended March  31, 2006.

Liquidity and Capital Resources

The Company’s cash and cash equivalents increased by $3.1 million from $16.3 million at December 31, 2006 to $19.4 million at March 31, 2007.

Operating activities during the three months ended March 31, 2007  provided cash flows of $5.0 million. Cash flows used for investing activities amounted to $2.0 million and consisted of $1.5 million of property and equipment purchases and $581,000 of capitalized software development costs.  Cash inflows from financing activities totaled $174,000 and consisted of $114,000 received upon the issuance of common stock in connection with stock option exercises, and $167,000 of tax benefit from expenses related to stock-based compensation. Such inflows were offset in part by a  $107,000 outflow related to payments on capital leases.

The Company’s $15.0 million Revolver matures on October 31, 2007 and has an interest rate equal to the bank’s prime rate, which was 8.25% at March  31, 2007. The Company had no borrowings under the Revolver as of March 31, 2007. The Revolver contains certain financial covenants, including requirements that the Company maintain a specified minimum ratio of quick assets to current liabilities and a specified minimum level of EBITDA. The Revolver is secured by all the Company’s assets. We were in compliance with all financial covenants contained in the Revolver as of March 31, 2007. The Company anticipates that borrowings under the Revolver in 2007, if any, will be for short-term working capital needs and expects to be able to extend or refinance the Revolver on acceptable terms at maturity should it wish to do so.

We expect our current cash and cash equivalents, together with cash generated from operations, to be at least sufficient to meet our working capital and capital expenditure requirements for the next twelve months.  The Company expects its capital expenditures for continuing operations and discontinued operations to increase by approximately $1.9 million and $2.0 million, respectively, in 2007 as compared to 2006 due to investments that include developing eCollege.NExT as the next generation eLearning platform, building a second data center to support eLearning and investing in hardware and software as part of Datamark’s technology initiative.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115 “ (“SFAS 159”).  SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value.  Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt.  Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services.  If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred,  e.g. .., debt issuance costs.  The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value.  At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings.  Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  The Company currently is determining whether fair value accounting is appropriate for any of its eligible items and cannot estimate the impact, if any, which SFAS 159 will have on its consolidated results of operations and financial condition.

In June 2006, the EITF ratified the consensus on EITF Issue No. 06-03, ”How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF 06-03”).  EITF 06-03 concluded that the presentation of taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer, such as sales, use, value added and certain excise taxes, is an accounting policy decision that should be disclosed in a company’s financial statements. In addition, companies that record such taxes on a gross basis should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The Company records sales and use taxes on a net basis.  EITF 06-03 was effective for reporting periods beginning after December 15, 2006.

We adopted FIN 48 on January 1, 2007. The Company recognized the adoption of FIN 48 as a $282,000 increase to reserves for uncertain tax positions and a corresponding decrease to retained earnings.   The $282,000 adjustment included $15,000 of accrued interest and penalties.  The reversal of any or all of the reserves for uncertain tax positions would impact our effective tax rate. As of March 31, 2007, the amount of unrecognized tax benefits remains unchanged.

We recognize interest and penalties related to uncertain tax positions in income tax expense.

We are subject to taxation by the U.S. and various states.  With few exceptions, the Company is no longer subject to U.S. federal, state, local or foreign examinations by tax authorities for years before 2002.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position, operating results or cash flows due to adverse changes in financial market prices and rates. The Company is, or may become, exposed to market risk in the areas of changes in interest rates and changes in foreign currency exchange rates as measured against the United States dollar. These exposures are directly related to our normal operating and funding activities. Historically, and as of March  31, 2007, we have not used derivative instruments or engaged in hedging activities.

The Company does not have significant exposure to changing interest rates that would impact its cash balances,  which as of March 31, 2007 totaled $8.6 million for continued operations and $10.7 million for discontinued operations. Our short-term investment portfolio is managed in accordance with our investment policy, which allows us to invest in  investment securities of one year or less in maturity including money market accounts, certificates of deposit, investment grade commercial paper, United States government debt obligations and other securities guaranteed by or carrying the implied guarantee of the United States government. Since October 2001, substantially all of our available cash has been invested in money market accounts. As a result, the interest rate market risk implicit in these investments at March 31, 2007 is low.

A hypothetical ten percent change in market interest rates over the next year would not have a material effect on the fair value of the Company’s debt instruments or our cash equivalents, nor would it materially impact the earnings or cash flow associated with our cash investments. Although borrowings under the Revolver bear interest at an adjustable rate equal to the prime rate, a hypothetical ten percent change in the market rates as of March 31, 2007 would not have a material effect on our earnings and cash flows in 2007, because we had no drawings on our line of credit as of March 31, 2007 and expect drawings on the line of credit during the balance of 2007, if any, to be for short-term working capital needs.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains a Disclosure Committee, comprised of the Chief Executive Officer, President and Chief Operating Officer, Chief Financial Officer, Chief Executive Officer of Datamark, Chief Operating Officer of Datamark, President of eLearning Division, General Counsel, Chief Technology Officer and Director of Corporate Accounting. The Company is required to maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of March 31, 2007, the Company carried out an evaluation, under the supervision of the Disclosure Committee, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation,  the Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2007, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the first quarter of 2007 which have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There have been no material changes to the legal proceedings described in Item 1 of the  Company’s Annual Report on Form 10-K for the period ended December 31, 2006 (the “2006 10-K”), which was filed with the SEC on April 2, 2007.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors included in Item 1A of the 2006 10-K.

ITEM 6. EXHIBITS

The following is a list of exhibits filed as part of this Report on Form 10-Q.

Exhibit Number	Description
10.36	1st Amendment to Employment Agreement dated February 1, 2007 between Marguerite M. Elias and the Company.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as a
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in Chicago, Illinois, on this 8th day of May, 2007.

eCollege.com

/s/ Oakleigh Thorne
Name: Oakleigh Thorne
Title: Chief Executive Officer and Chairman of the Board of Directors
(principal executive officer)

/s/ Reid E. Simpson
Name: Reid E. Simpson
Title: Chief Financial Officer
(principal financial officer)